Form 10-K
period 2020-06-30
USA TECHNOLOGIES INC
filed 2020-09-11
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).   Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2019, was $392,704,066.
As of August 31, 2020, there were 65,226,175 outstanding shares of Common Stock, no par value.

USA TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10‑K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

•
general economic, market or business conditions unrelated to our operating performance, including the impact of the coronavirus disease 2019 (COVID-19) pandemic on the Company's operations, financial condition, and the demand for the Company’s products and services;

•	failure to comply with the financial covenants of our credit agreement with JPMorgan Chase Bank, N.A. entered into on August 14, 2020;

•
the ability of the Company to raise funds in the future through sales of securities or debt financing in order to sustain its operations in the normal course of business or if an unexpected or unusual event would occur;

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

•
whether we are able to fully remediate our material weaknesses in our internal controls over financial reporting as of June 30, 2021 or continue to experience material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;

•	whether our suppliers would increase their prices, reduce their output or change their terms of sale;

•	whether the listing application for the Company’s securities which has been filed by the Company with The Nasdaq Stock Market LLC (“Nasdaq”) will be granted in a timely manner; and

•
the risks associated with the currently pending litigation or possible regulatory action arising from the internal investigation conducted by the Audit Committee in fiscal year 2019 and its findings (the “2019 Investigation”), from the failure to timely file our periodic reports with the Securities and Exchange Commission, from the restatement of the affected financial statements, from allegations related to the registration statement for the follow-on public offering, or from potential litigation or other claims arising from the shareholder demands for derivative action.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above and in Part I, Item 1A, “Risk Factors” of this Form 10‑K. We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.
Any forward-looking statement made by us in this Form 10‑K speaks only as of the date of this Form 10‑K. Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10‑K or to reflect the occurrence of unanticipated events.

USA TECHNOLOGIES, INC.
PART I
Item 1. Business.
OVERVIEW
USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled integrated solutions that facilitate electronic payments primarily within the unattended point of sale (“POS”) market. We are a leading provider in the small ticket beverage and food vending industry in the United States and are expanding our solutions and services in other unattended and self-service market segments, such as amusement, commercial laundry, air/vac, car wash, kiosk and others. Our systems allow distributed assets to accept cashless payments such as through the use of credit cards, debit cards, and mobile payments and support end-to-end logistics with cloud-based software services for advanced analytics, dynamic operational scheduling, automated pre-kitting, proactive malfunction management, responsive merchandising, inventory management, warehouse purchasing and accounting management.

We derive the majority of our revenues from license and transaction fees resulting from transactions on, as well as services provided by, our ePort Connect™ and Seed™ software services. These services include cashless payment, loyalty programs, inventory management, route logistics optimization, warehouse and accounting management, and responsive merchandising. Devices operating on the company’s platform and using our services include those resulting from the sale or lease of our POS electronic payment devices, telemetry devices or certified payment software or the servicing of similar third-party installed POS terminals or telemetry devices. The majority of ePort Connect customers pay a monthly fee plus a blended transaction rate on the transaction dollar volume processed by the Company. Transactions on the ePort Connect service, therefore, are the most significant driver of the Company’s revenues, particularly revenues from software license and transaction fees.

During the fiscal year ended June 30, 2020, the Company processed approximately 881.1 million cashless transactions totaling approximately $1.7 billion in transaction dollars, representing a 4.0% increase in transaction volume and a 5.0% increase in dollars processed from the 847.2 million cashless transactions totaling approximately $1.6 billion during the fiscal year ended June 30, 2019.

The above charts show the increases over the last five fiscal years in the number of transactions, revenues and the dollar value of transactions handled by us. The vertical bars depict total revenues, segmented by license and transaction and Seed services fees and equipment revenues. The bottom chart depicts the number of transactions on our ePort Connect and Seed services and the dollar value of transactions handled by the Company, as of the end of each of the last five fiscal years. Since 2016, the number of transactions processed annually increased by 31.1%, 51.2%, 35.1%, and 4.0% year-over-year for fiscal years 2017, 2018, 2019, and 2020, respectively. Over the same period, revenues have increased 30.8%, 30.6%, 9.0%, and 12.9%, with a 5-year compound annual growth rate of 16.0%. Our 2020 results were impacted by COVID-19 as discussed later in this section.
Our cashless solutions and services have been designed to simplify the transition to cashless payments for traditionally cash-only based businesses. As such, they are turn-key and include our comprehensive ePort Connect service and POS electronic payment devices or certified payment software, which are able to process traditional magnetic stripe credit and debit cards, contactless credit and debit cards and mobile payments. Standard services through ePort Connect are maintained on our proprietary operating systems and include merchant account setup on behalf of the customer, automatic processing and settlement, sales reporting and 24x7 customer support. Other value-added services that customers can choose from include cashless deployment planning, cashless performance review, loyalty products and services, and vending management solutions. Our solutions also provide flexibility to execute a variety of payment applications on a single system, transaction security, connectivity options, compliance with certification standards, and centralized, accurate, real-time sales and inventory data to manage distributed assets (wireless telemetry and Internet of Things (“IoT”)). Our Seed services complement our cashless services and provide customers with advanced operational analytics, dynamic route scheduling, automated pre-kitting, proactive equipment malfunction management, responsive merchandising, inventory management, warehouse purchasing, and accounting management.
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
We believe that we have a history of being a market leader in cashless payments and software-based back office services for the unattended market with a recognized brand name, a value-added proposition for our customers and a reputation of innovation in our products and services. We believe that these attributes position us to capitalize on industry trends.

COVID-19

A novel strain of coronavirus (“COVID-19”) was first identified in China in December 2019 and subsequently declared a global pandemic in March 2020 by the World Health Organization. COVID-19 containment measures began in parts of the United States in March 2020 resulting in forced closure of non-essential businesses and social distancing protocols. COVID-19 has impacted our business, significantly reducing foot traffic to distributed assets containing our electronic payment solutions and reducing discretionary spending by consumers. The Company did not observe meaningful reductions in processing volume until mid-March, when average daily processing volume decreased approximately 40%. By mid-April, processing volumes began to recover and have shown a steady improvement by approximately 30% over the mid-March levels. At this time, we have observed geographic disparities in containment measures and are unable to reasonably estimate the length of time that these measures will be in effect in the United States. Furthermore, even after containment measures are lifted there can be no assurance as to the time required to regain operations and sales at levels prior to the pandemic.

In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees by implementing work-from-home measures while continuing to serve our customers. Additionally, we have created an internal task force to lead measures to protect the business in light of the volatility and uncertainty caused by the COVID-19 pandemic, including ensuring the safety of our employees and our community by implementing work from home policies, conserving liquidity, evaluating cost saving actions, partnering with customers to position USAT for renewed growth post crisis, and pausing on international expansion. The liquidity conservation and cost savings initiatives include but are not limited to: a 20% salary reduction for the senior leadership team until December 2020; deferral of all cash-based director fees until calendar year 2021; a temporary furlough of about 10% of our employee base; negotiations with and concessions from vendors in regard to cost reductions and/or payment deferrals; an increased collection effort to reduce outstanding accounts receivables; and various supply chain/inventory improvements. Our supply chain network has not been significantly disrupted and we are continuously monitoring it for the impact of COVID-19.

We have agreed to concessions on price and/or payment terms with certain customers who have been negatively impacted by COVID-19 and may negotiate additional concessions on price and/or payment terms. These concessions did not have a material impact on our financial results as of and for the year ended June 30, 2020.

We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, based on current trends and if the pandemic is not substantially contained in the near future, COVID-19 may have a material adverse impact on our revenue growth as well as our overall profitability in fiscal year 2021, and may lead to higher sales-related, inventory-related, and operating reserves. Further, a sustained downturn may also result in a decrease in the fair value of our goodwill or other intangible assets, causing them to exceed their carrying value. This may require us to recognize an impairment to those assets.
Definition of a connection

Management believes that connections provide insight into trends and relationships about the Company’s strategy of driving growth. The Company counts a telemeter and/or cashless payment device (for example, an ePort cashless payment device or Seed telemeter) as a connection upon shipment of an activated device to a customer under contract, at which time the device is capable of transmitting cashless payment and other data to USALive, the Company’s online reporting platform, or utilizing the Seed management services.

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
THE INDUSTRY
We operate primarily in the small ticket electronic payments and vending management industry and, more specifically, the broad unattended POS market. We provide our customers the ability to accept cashless payment “on the go” through mobile-based payment services. Our solutions and services facilitate electronic payments in industries that used to rely on cash transactions, allowing our customers to simplify inventory, warehouse, logistics, and accounting management. We believe the following industry trends are driving growth in demand for electronic payment systems and advanced logistics management in general and more specifically within the markets we serve:

•	Shift toward digital payments accelerating as consumers move to adopt contactless payments;

•	Increase in consumer demand for non-traditional items in unattended retail;

•	Improving POS and mobile payment technology; and

•	Increasing demand for business efficiency through modern, cloud-based logistics and inventory management systems.
Shift Toward Digital Payments Accelerating as Consumers Move to Adopt Contactless Payments.
There is an ongoing behavioral shift away from using paper-based methods of payment, including cash and checks, towards that of electronic-based (digital) methods of payment. COVID-19 is accelerating the move to a cashless-preferred economy. In a recent study analyzing 120,000 cashless terminals from January to July 2020, USAT found that cashless payments were accelerating at a rapid pace, with contactless payments driving much of that growth. In January 2020, 53.1% of total sales were made with cashless payments, and by July, 61.7% of total sales were made with cashless payments - with contactless payments growing 51% as a percentage of total cashless payments. In the seven months during this study, USAT has seen contactless payments grow eight times as fast as non-contactless payments, showing that contactless payments are giving consumers a safe, secure and easy way to buy goods and services.
Increase in Consumer Demand for Non-Traditional Items in Unattended Retail.
As Millennials and the first members of Generation Z take a greater share of the workforce and influence in retail, a study released in February 2020 by PYMNTS and USA Technologies found that these younger generations are bringing greater opportunities for retailers to sell non-traditional, higher ticket items such as consumer electronics through unattended channels. According to the Future of Unattended Retail Study, which queried more than 2,300 people across the United States, 35% of Millennials and 29% of Generation Z would be willing to spend more if non-traditional products were offered.

Increase in Merchant/Operator Demand for Electronic Payments.
We believe that, increasingly, merchants and operators of unattended payment locations (e.g., vending machines, laundry, tabletop games, etc.) are utilizing electronic payment alternatives, with an emphasis on contactless transactions due to COVID-19 impacts on how consumers pay, as a means to improve business results. In addition, electronic payment systems can provide merchants and operators real-time sales and inventory data utilized for back-office reporting and forecasting, like the Company’s Seed solutions and services, helping them to manage their business more efficiently.
Increase in Demand for Integrated Payment Solutions.
As unattended retailers look to diversify their business and offer more than one business line, an integrated solution becomes critical to operating with full visibility, control and manageable growth across their POS network. According to the 2018 Industry Census conducted by the National Automatic Merchandising Association (NAMA), 62% of owners of unattended retail businesses, were “blended,” offering more than one business line.
We believe that merchants have come to value payment solutions that are integrated or bundled with other solutions and software. As described earlier under Overview, our Seed services provide an end-to-end enterprise solution to our customers. We also view our integrated solutions as a significant advantage over the competition.
Increase in Demand for Networked Assets.
IoT technology includes capturing value from wireless modules and electronic devices to improve business productivity and customer service. In addition, networked assets can provide valuable information regarding consumers’ purchasing patterns and payment preferences, allowing operators to more effectively tailor their offerings to consumers. Our services connect offline machines and devices and bring intelligence and operating efficiencies to the device and operator through our value-added services.

COVID-19’s Impact to Creating More Contactless Experiences in Unattended Retail.

COVID-19 has created increased awareness to consumers around contactless payments to provide easy, safe and secure ways of transacting in both retail and unattended retail. According to a Mastercard consumer study conducted in April 2020, 79% of respondents worldwide say they are now using contactless payments. Mastercard also reported that worldwide, contactless transactions grew twice as fast as non-contactless transactions in the grocery and drug store categories between February and March 2020. Along with the rise of digital payments, we believe that while COVID-19 presents challenges for many industries, it is creating opportunities in unattended retail. With many hospital cafeterias closed and human contact fraught due to the COVID-19 pandemic, healthy vending machine companies are stepping in to fill the void, reported Eater.com. Vending machines are also becoming a destination to provide personal protective equipment products directly to consumers; airports are quickly adopting machines to provide consumers easy and safe access to masks, gloves, hand sanitizer, wipes, etc. We believe that POS terminals that are enabled to accept contactless and mobile payments stand to benefit from these evolving trends in mobile payment. Mobile payments include digital wallet applications, including Apple Pay, Google Pay, Samsung Pay, and others, which are popular alternatives to the traditional credit or debit card, providing alternate security protocols and a safe way for consumers to pay.
OUR TECHNOLOGY-BASED SOLUTION
Our solutions are designed to be turn-key and include the ePort Connect service, which is a cashless payment gateway, the Seed services, which provide customers with remote inventory management, logistics, warehouse and accounting management, and product merchandising solutions. Our POS electronic payment devices contain certified payment software which is able to process traditional magnetic stripe as well as contactless credit and debit cards and NFC-equipped mobile devices to enable mobile payments. We believe that our ability to bundle our products and services, as well as the ability to tailor and customize them to individual customer needs, makes it easy and efficient for our customers to adopt and deploy our technology, and results in a leading service in the small-ticket, unattended retail market today.
The Product. The Company offers customers several different ways to connect and manage their distributed assets. These range from our QuickConnect™ Web service and our Seed Cloud platform, more fully described below under the section “OUR PRODUCTS,” and encrypted magnetic stripe card readers to our ePort® hardware that can be attached to the door of a stand-alone terminal.
The Platform. Our ePort Connect service platform is designed to transmit from our customers’ terminals payment information for processing and sales and diagnostic data for storage and reporting to our customers through USA Live and/or Seed Cloud, along with third-party software solutions. Also, the platform, through server-based software applications, provides remote management information, and enables control of the networked device’s functionality. Through our platform we have the ability to upload software and update devices remotely enabling us to manage the devices easily and efficiently (e.g., change protocol functionality, provide software upgrades, and change terminal display messages).
The Connectivity Mediums. The client devices (described below) are interconnected for the transfer of our customers’ data through our ePort Connect platform that provides wireless-based connectivity. Increased wireless connectivity options, coverage and reliability have allowed us to service a greater number of geographically dispersed customer locations. Additionally, we make it easy for our customers to deploy wireless solutions by acting as a single point of contact. We have contracted with Verizon Wireless and AT&T Mobility in order to supply our customers with wireless network coverage.
Data Security. We are listed on the Visa Global Registry of Service Providers, meaning that we have provided Visa with a Report on Compliance (RoC) issued by a qualified security assessor validating our compliance with the Payment Card Industry Data Security Standard (PCI DSS). Our entry on this registry is required to be renewed annually, and our next renewal date is December 31, 2020.
OUR SERVICES
For the fiscal year ended June 30, 2020, license and transaction fees generated by our ePort Connect and Seed services represented 82% of the Company’s revenues, compared to 85% of the Company’s revenues for the fiscal year ended June 30, 2019. Our ePort Connect solution provides customers with all of the following services, under one cohesive service umbrella:

•	Diverse POS options. We offer our customers the ability to connect to a variety of cashless acceptance devices or software.

•
Card Processing Services. Through our existing relationships with card processors and card associations, we provide merchant account and terminal ID set up, pre-negotiated discounted fees on small ticket purchases, and direct electronic funds transfers to our customers’ bank accounts for all settled card transactions as well as ensure compliance with processing protocols.

•
Customer/Consumer Services. We support our installed base by providing help desk support, repairs, and replacement services. All inbound consumer billing inquiries are handled through a 24‑hour help desk, thereby reducing our customers’ exposure to consumer billing inquiries and potential chargebacks. Maintenance updates and enhancements to software, settings, and features from our platform are sent over-the-air to our ePort card readers, allowing us to provide remote maintenance services.

•
Online Sales Reporting. Via the USALive and Seed Cloud online reporting system, we provide customers with a host of sales and operational data, including information regarding their credit and cash transactions, user configuration, reporting by machine and region, by date range and transaction type, data reports for operations and finance, graphical reporting of sales, and condition monitoring for equipment service, as well as activation of new devices and redeployments.

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

•
Other Services. USAT offers services to support our customers that fully leverages the Company’s industry expertise and access to data. These services include our loyalty program, two-tier pricing and special promotions. In addition, planning, project management, deployment, installation support, Seed implementation, marketing and performance evaluation, as well as wireless account activations, distributions, and relationships with wireless providers.

In connection with ePort Connect services, we enter into a Services Agreement with our customers which provides for processing and licensing of the solution. Under its terms, we act as a provider of cashless financial services for the customer’s distributed assets, and collect certain of our fees from settled funds, including activation fees, monthly service fees, and transaction processing fees.
In connection with providing Seed vending management solutions, we enter into Subscription Agreements with our customers. Pursuant to the Subscription Agreement and the related Master Service Agreement, the customer typically agrees to a term of five years. For some of these customers we serve as the merchant of record and collect our fees from settled funds.

OUR PRODUCTS
ePort is the Company’s integrated payment device, which is currently deployed in self-service, unattended market applications such as vending, amusement and arcade. Our ePort product facilitates cashless payments by capturing payment information and transmitting it to our platform for authorization with the payment system (e.g., credit card processors). Additional capabilities of our ePort consist of control/access management by authorized users, collection of audit information (e.g., date and time of sale and sales amount), diagnostic information of the host equipment, and transmission of this data back to our platform for web-based reporting, or to a compatible remote management system. Our ePort products are available in several distinctive modular hardware configurations, and as hardware, software-as-a-service, offering our customers flexibility to install a POS solution that best fits their needs and consumer demands. We offer hardware lease and rental options through our JumpStart and QuickStart programs.

•
ePort G‑9 is a two-piece design for traditional magnetic stripe credit/debit cards and contactless cards with features that support enhanced acceptance options, consumer engagement offerings and advanced diagnostics. This device is also used to support Canada’s unattended retail market with its functionality to accept Interac Flash (tap).

•
ePort G10-S is a 4G LTE cashless payment device that enables faster processing and enhanced functionality for payment and consumer engagement applications. It supports functionality that requires higher speeds and large data loads, operates on the AT&T and Verizon networks, and has built-in NFC support for mobile payments, traditional credit and debit cards, in addition to EMV-contactless options.

•	Seed Telemeter is a legacy telemetry device enabling operators to manage machine data across their network to realize the benefit of the Seed Cloud.

•
ePort Interactive is a 4G LTE cloud-based interactive media and content delivery management system, enabling delivery of nutritional information, remote refunds, loyalty programs, and multimedia-marketing.

We offer integrated software solutions that leverage payment devices in the field, ePort or third-party, to connect into our platform of advanced data management, analytics, route scheduling, as well as other offerings identified below:

•	QuickConnect is a web service that allows a client application to securely interface with the Company’s ePort Connect service.

•
ePortConnect is a cashless payments gateway that connects devices through network solutions, to USAT’s back-end platform for processing payments, transferring data into cloud-based management software, inclusive of Seed Cloud and USALive, along with enabling third-party integrations.

•
USALive is a software-as-a-service, that provides an intuitive portal for ePort cashless device customers. Providing them an easy-to-use interface for tracking cashless and cash sales, machine and device level health, along with sales reporting for management of devices.

•
Seed Cloud is an enterprise-grade vending management solution which provides cloud and mobile solutions for advanced operational analytics, dynamic route scheduling, automated pre-kitting, proactive equipment malfunction management, responsive merchandising, inventory management, warehouse purchasing, and accounting management that is layered on, and takes advantage of, the data provided by both Seed and ePort devices.

Another form of our ePort technology is ePort Online, which enables customers to use USALive to securely process cards typically held on file for the purpose of online billing and recurring charges. ePort Online helps USAT’s customers reduce paper invoicing and collections.
SPECIFIC MARKETS WE SERVE
Our current customers are primarily in the self-serve, small ticket retail markets in North America, including beverage and food vending and kiosk, commercial laundry, car wash, tolls, amusement and gaming, air and vacuum services, and office coffee. We estimate that there are approximately 16 million to 18 million potential connections in this self-serve, small ticket retail market in North America. The 1,320,000 connections to our service as of June 30, 2020 constitute 7% of these potential connections, compared to 1,169,000 connections to our service as of June 30, 2019, which constituted 6% of these potential connections. While these industry sectors represent only a small fraction of our total market potential, as described below, these are the areas where we have gained the most traction to date. In addition to being our current primary markets, we believe these sectors serve as a proof-of-concept for other unattended POS industry applications.

Vending. According to the 2018 Census of the Convenience Services Industry conducted by Technomic for NAMA, the convenience services industry, which consists of vending machines, micro markets, office coffee service (OCS) and pantry services, is estimated to represent a total annual revenue of $26 billion, a 4% increase since 2016. The Census found that while the vending segment of the convenience services industry continued to contract (-3% since 2016), micro markets, OCS and pantry service segments have more than made up for the shortfall. According to the Census, micro markets continued their rapid expansion, with revenues growing 99% over the previous two years, while OCS grew at 7%. The Company believes these machines represent a significant market opportunity for electronic payment conversion when compared to the Company’s existing ePort Connect service base and the overall low rate of industry adoption to date. For example, in another study conducted by Automatic Merchandiser (2019 State of the Industry Report) that included a representative 2.1 million machines, cashless adoption was estimated at 59% in 2018. Connected vending machines using telemeters to collect data are now used by 41% of respondents, which is an increase from the last two years, reported Automatic Merchandiser - showing opportunity to remove manual processes with technology solutions. With the continued shift to electronic payments and the advancement in mobile and POS technology, we believe that the traditional beverage and food vending industry will continue to look to cashless payments and telemetry systems to improve their business results.
Kiosk. The kiosk industry posted its third consecutive year of double-digit growth in 2019, according to the 2020 Kiosk Market Census Report which is published annually. Kiosk sales jumped 17.9% in 2019, closely aligning to the growth rates discussed in the previous two years of the report and showing continuous adoption of self-service technology by consumers. Interactive kiosk sales - excluding automated teller, refreshment and amusement vending machines - totaled an estimated $11.9 billion in 2019. We believe that kiosks are becoming increasingly popular as credit, debit or contactless payment options enable kiosks to sell an increased variety of items. In addition, the study points to rising mobile commerce and improved IoT technology as driving growth in self-service markets, similar to the factors discussed in the previous two years of the report. As merchants continue to seek new ways to reach their customers through kiosk applications, we believe the need for a reliable cashless payment provider experienced with machine integration, PCI compliance and cashless payment services designed specifically for the unattended market will be of increasing value in this market. Our existing kiosk customers integrate with our cashless payment services via our QuickConnect Web service using one of our encrypted readers or ePort POS technologies.
Laundry. Our primary opportunities in laundry consist of the coin-operated commercial laundry and multi-housing laundry markets. According to the Coin Laundry Association, the U.S. commercial laundry industry is comprised of about 29,500 coin laundries in the U.S., with an estimated gross annual revenue of nearly $5 billion.
Amusement and Entertainment. Our current customers and primary opportunities in the amusement and entertainment markets are typically classified as “street/route business,” which are standalone businesses that are open to the general public and that offer card/coin-operated games such as claw machines, amusement park machines (i.e. body dryers), bowling alleys and bar entertainment (i.e. digital music machines, dart machines, etc.). According to the 2019 IBISWorld Industry Report on Arcade, Food & Entertainment Complexes in the U.S., this industry represents $2.5 billion, including $1.2 billion from card/coin-operated games, with approximately 6,900 businesses within this segment of the amusement and entertainment market. Our existing customers in the amusement and entertainment markets leverage our ePort Connect Platform to enable cashless acceptance, remote machine monitoring, and pulse capability for cashless devices. ePort Connect’s pulse capability enables coin/token based unattended retail environments to accept cashless by using pulse voltages to imitate coin and bill payments, and trigger machines to play.
OUR COMPETITIVE STRENGTHS
We believe that we benefit in the marketplace, and with our existing customers, from a number of advantages gained through our over twenty-five years in the industry. They include:

1.
One-Stop Shop, End-to-End Solution. We believe that our ability to offer our customers one point of contact through a bundled cashless payment and software solution makes it easy and efficient for our customers to adopt and deploy our comprehensive platform and results in a service that is unmatched in the small ticket, self-service retail market today. To our knowledge, other cashless payment and vending management solutions available in the market today require the operator to set up their own accounts for cashless processing (i.e., act as the merchant of record) and manage multiple service providers (i.e., hardware terminal manufacturer, wireless network provider, and/or credit card processor). We interface directly with our card processor and wireless service provider, and, with our hardware solutions, are able to offer a bundled and integrated solution to our customers for whom we serve as the merchant of record.

2.
Trusted Brand Name. We believe that the ePort has a strong national reputation for quality, reliability, and innovation. Similarly, we believe that the Seed Cloud platform has a strong reputation for providing innovative software solutions that solve every day customer challenges. We believe that card associations, payment processors, and merchants/operators trust our system solutions and services to handle financial transactions in a secure operating environment, along with providing them accurate data to manage their business efficiently through our software application. Our trusted brand name is exemplified by our high level of customer retention and a number of multi-year agreements with customers for use of our ePort Connect service. We have agreements with partners like First Data, Visa, MasterCard, Chase Paymentech and Verizon Wireless that allow us to provide these solutions to our customers.

3.
Market Leadership. We believe we have one of the largest installed bases of unattended POS electronic payment systems in the unattended small ticket retail market for food and beverage in the United States and we are continuing to expand to other adjacent markets such as laundry, amusement, gaming, and kiosks. Our installed base supports our sales and marketing initiatives by enhancing our ability to establish or expand our market position. In addition, this data, in combination with our industry experts and analysis, enables us to offer Premium Services to our customers to help them deploy and better leverage our technology in their locations. We believe our installed base also provides multiple opportunities for referrals for new business, either from the merchant or operator of the deployed asset, through one of our several strategic partnerships, or as equipment upgrade and upsell opportunities for new technologies that will occur as part of upcoming industry-wide wireless network upgrades.

4.
Attractive Value Proposition for Our Customers. We believe that our solutions provide our customers an attractive value proposition. Our solutions and services make possible increased purchases by consumers who in the past were limited to the physical cash on hand while making a purchase at an unattended terminal, thereby increasing the universe of potential customers and the size and value of the purchases of those customers. In addition, we offer value-added offerings and services such as Two-Tier Pricing, which allows the operator to charge different amounts for the same product depending upon whether the consumer chooses to pay by cash or credit/debit. Consumer engagement services further extend the potential for customers to build new revenue opportunities, customer loyalty and brand distinction. One of such services is provided through the ePort interactive platform, our cloud-based interactive media and content delivery management system, which enables delivery of nutritional information, remote refunds, loyalty programs, and multimedia-marketing campaigns for the unattended and self-serve retail markets. Lastly, with our Seed Cloud, we provide the ability for customers to pursue additional opportunities to reduce costs and improve operating efficiencies with tools such as advanced operational analytics, dynamic route scheduling, automated pre-kitting, proactive equipment malfunction management, responsive merchandising, inventory management, warehouse purchasing, and accounting management on a modern, cloud-based SaaS offering.

5.
Increasing Scale and Market Footprint. The continued growth in connections to the Company’s ePort Connect and Seed services provides us brand credibility, improved revenue, and the footprint to market and distribute our products and services more effectively and in more markets than most of our competitors.

6.
Customer-Focused Research and Development. Our research and development initiatives focus primarily on adding features and functionality to our electronic payment solutions and logistics management platform based on customer input and emerging market trends. As of June 30, 2020, we have 72 patents (US and International) in force, and 4 United States and 6 international patent applications pending. We have generated considerable intellectual property and know-how associated with creating a seamless, end-to-end experience for our customers.

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
Leverage Existing Customers/Partners. We have a solid base of key customers across multiple markets, particularly in vending, that have currently deployed our solutions and services to a portion of their deployed base. Approximately 80% of our new connections during the fiscal year ended June 30, 2020 and approximately 86% of our new connections during the fiscal year ended June 30, 2019 were from existing customers. We estimate that our current customers represent approximately 3.3 million potential connections. Based on the 1.3 million connections we service as of June 30, 2020, there remain approximately 2.0 million potential connections from our current customers that could be connected to our service. As a result, they are a key component of our plan to drive future sales. We have worked to build these relationships, drive future deployments, and develop customized network interfaces. Our customers have seen the benefits of our products and services first-hand and we believe they currently represent the largest opportunity to scale recurring revenue and connections to our service.
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
Capitalize on Opportunities in International Markets. We are currently focused on the U.S. and Canadian markets for our ePort devices and related ePort Connect service but may seek to establish a presence in electronic payment markets outside of the U.S. and Canada. In order to do so, however, we would have to invest in additional sales and marketing and research and development resources targeted towards these regions, and the Company's current focus remains on the U.S. and Canadian markets for the near-term due to resource constraints. At this time, the Company believes the most efficient route to these markets will be achieved by working closely with its global partners to leverage their expertise and experience in navigating those markets.
Capitalize on the emerging contactless, NFC, and growing mobile payments trends. With approximately 93% of our cashless connected base enabled to accept NFC payments (including mobile wallets), the Company believes that continued increases in consumer preferences towards contactless payments, including mobile wallets like Apple Pay and Samsung Pay, represent a significant opportunity for the Company to further drive adoption. Additionally, as of June 30, 2020, the Company has approximately 260 thousand EMV enabled devices and continues to see accelerated adoption. As the variety of payment methods expands and consumer behaviors evolve, the ability to make credit and debit card payments at unattended terminals is highly in demand among consumers, with 70% of U.S., U.K. and Australian respondents in the 2018 TNS Unattended Terminals Survey saying they would prefer unattended vending machines and kiosks to accept both card and cash payments. This same survey found that 57% of adults between the ages of 18 and 34 were willing to make a payment at an unattended terminal with a digital wallet such as Apple Pay, Samsung Pay or Google Pay. Further, 33% of the U.S. respondents said they would be willing to make a payment at an unattended kiosk or vending machine using a wearable device, such as a bracelet, fitness tracker, keyring, etc. As consumers continue to adopt these new methods of cashless payments, it is our belief that adoption will continue to accelerate at a rapid pace and result in more rapid adoption of cashless solutions like the Company’s ePort in the markets that we serve.
Continuous Innovation. We are continuously enhancing our solutions and services in order to satisfy our customers and the end-consumers relying on our products at the POS locations. We are making investments in new products and services, and continously partnering with other players within the ecosystem to drive additional value of combined service offerings to our customers and opportunities. Our product innovation team is always working to enhance our operational and payments platform to drive easier integration and customer implementation as well as establish compatibility with other electronic payment solution providers’ technologies. We believe our continued innovation will lead to further adoption of USAT’s solutions and services in the unattended POS payments market.
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
Leverage Intellectual Property. Through June 30, 2020, we have 72 U.S. and foreign patents in force that contain various claims, including claims relating to payment processing, networking and energy management devices. In addition, we own numerous trademarks, copyrights, and trade secrets. We will continue to explore ways to leverage this intellectual property in order to add value for our customers, attain an increased share of the market, and generate licensing revenues.
SALES AND MARKETING
The Company’s sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes demand generation strategies such as paid advertising, search engine optimization, content curation, direct mail, and digital automation; product and partner strategies such as commercialization of new products to market, payment and integration partner webinars, podcasts, joint-studies, and digital advertising; along with marketing events and communications that include media relations, conferences (both virtual and in-person), social media, and client referrals. As of June 30, 2020, the Company was marketing and selling its products primarily through its full and part-time sales and marketing staff consisting of 31 people.
Direct Sales
Our direct sales efforts are currently primarily focused on the convenience services industry in the United States, inclusive of beverage and food vending, although we continue to further develop our presence in other market segments.

Indirect Sales/ Distribution
As part of our strategy to expand our sales reach while optimizing resources, we have agreements with select resellers in the car wash, amusement and arcade, and vending markets. We also have a distribution and white label program with the Wittern Group (“Wittern”), a manufacturer of vending machines, pursuant to which Wittern embeds our Seed cashless hardware, called GreenLite, into its vending machines and sells Seed services to its customers. We have also entered into agreements with resellers and distributors in connection with our energy management products.
Marketing
Our marketing strategy includes advertising and outreach initiatives designed to build brand awareness, position USAT as thought leaders within unattended retail, make clear USAT’s competitive strengths, and prove the value of our services to our opportunity markets-both for existing and prospective customers. Activities include creating company and product presence on the web including www.usatech.com and www.energymisers.com, digital advertising, SEO (Search Engine Optimization), and social media; the use of direct mail and email campaigns; educational and instructional online training sessions; content curation through blogs, whitepapers, guides, podcasts, and joint industry studies; advertising in vertically-oriented trade publications; participating in industry tradeshows and events; and working closely with customers and key strategic partners on co-marketing opportunities and new, innovative solutions that drive customer and consumer adoption of our services.
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
VISA
As of July 1, 2017, we entered into a three-year agreement with Visa U.S.A. Inc. (“Visa”), pursuant to which Visa has agreed to continue to make available to the Company certain promotional interchange reimbursement fees for small ticket debit and credit card transactions in the unattended beverage and food vending merchant category code, as well as for small ticket regulated debit card transactions in the other unattended vending and/or retail merchant category codes covered by the agreement. As previously reported, following implementation of the Durbin Amendment, Visa had significantly increased its interchange fees for small ticket regulated debit card transactions effective October 1, 2011. The promotional interchange reimbursement fees provided by the aforementioned agreement will continue until September 30, 2020. The Company is having discussions with Visa on a new agreement.
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
First Data

In March 2020, we signed an agreement with First Data Merchant Services LLC (“First Data”), and Wells Fargo Bank, N.A., where First Data became the Company’s primary provider of credit and debit card transaction processing services (including data capture, authorization, or settlement of transactions) for payment transactions submitted from locations in the United States, and First Data will replace Chase Paymentech as the primary provider of credit and debit card transaction processing services to the Company. Following an initial six month implementation period beginning in March 2020, the agreement will continue for a five year period and automatically renews for consecutive one-year periods thereafter unless the agreement is terminated by First Data or the Company upon at least 90-days’ notice prior to the end of the initial five year period or at any time during a one-year renewal term. The Company will pay to First Data the fees and charges set forth in the agreement, including acquiring fees charged by First Data and fees imposed on the payment transactions by the payment organizations and networks and other third parties. The agreement provides that First Data will provide certain incentive or other payments or credits to the Company during the term of the agreement.
Compass/Foodbuy
On June 30, 2009, we entered into a Master Purchase Agreement (“MPA”) with Foodbuy, LLC (“Foodbuy”), the procurement company for Compass Group USA, Inc. (“Compass”) and other customers. The MPA provides, among other things that, USAT shall be a preferred supplier and provider to Foodbuy and its customers, including Compass, of USAT’s products and services. The MPA automatically renews for successive one-year periods unless terminated by either party upon sixty days’ notice prior to the end of any such one-year renewal period. In addition, on July 1, 2009, USAT and Compass, in conjunction with the MPA described above, also entered into a three-year ePort Connect Services Agreement pursuant to which USAT will provide Compass with all card processing, data, network, communications and financial services, and DEX telemetry data services required in connection with all Compass vending machines utilizing ePorts. The agreement automatically renews for successive one-year periods unless terminated by either party upon sixty days’ notice prior to the end of any such one-year renewal period. During the fiscal years ended June 30, 2020 and June 30, 2019, Compass represented approximately 16% and 17% of our total revenues, respectively. Our Seed Pro software is utilized by vending machines operated by Compass for dynamic scheduling, pre-kitting, asset health management, and merchandising to Compass’s customers nationwide.
Global Payments
For many of our customers who receive Seed vending management solutions and Seed cashless services from us, the credit and debit card transaction processing services are provided by Global Payments, Inc. We entered into a three-year agreement with Global Payments on April 6, 2018, pursuant to which Global Payments acts as the provider of credit and debit card transaction processing services (including authorization and conveyance) for transactions on points of sale owned or operated by our customers. Our agreement with Global Payments automatically renews for successive one-year periods unless either party provides 60 days’ notice of non-renewal to the other party.
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
COMPETITION
Our competitors are increasingly and actively marketing products and services that compete with our products and services in the vending industry, including manufacturers who may include in their new vending machines their own (or another third party’s) cashless payment systems and services. In addition to these competitors, there are also numerous credit card processors that offer card processing services to traditional retail establishments that could decide to offer similar services to the industries that we serve.
In the cashless laundry market, our joint solution with Setomatic Systems competes with hardware manufacturers, who provide joint solutions to their customers in partnership with payment processors, and with at least one competitor who provides an integrated hardware and payment processing solution.
TRADEMARKS, PROPRIETARY INFORMATION, AND PATENTS
The Company owns US federal registrations for the following trademarks and service marks: Because Machines Can't Cry For Help®, Blue Light Sequence®, Business Express®, Buzzbox®, Cantaloupe circle logo (design only), Cantaloupe Systems®, Cantaloupe Systems & design (Cantaloupe circle logo), Compuvend®, CM2iQ®, Creating Value Through Innovation®, EnergyMiser®, ePort®, ePort Connect®, ePort Edge®, ePort GO®, ePort Mobile®, eSuds®, Intelligent Vending®, SnackMiser®, Openvdi®, Routemaster®, Seed®, Seed & design, Seed Office®, SeedCashless & design, TransAct®, USA Technologies® USALive®, VendingMiser®, VendPro®, PC EXPRESS®, VENDSCREEN®, VM2iQ®, and Warehouse Master®.
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
From the incorporation of our Company in 1992, through June 30, 2020, 130 patents have been granted to the Company or its subsidiaries, including 95 United States patents and 35 foreign patents, and 4 United States and 6 international patent applications are pending. Of the 130 patents, 72 are still in force at June 30, 2020. Our patents expire between 2020 and 2038.
EMPLOYEES
As of June 30, 2020, the Company had 141 full-time employees and 6 part-time employees.
AVAILABLE INFORMATION
The public may read and copy any materials the Company files with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholder meetings, and amendments to those reports, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and other information regarding issuers that file electronically. Such information can be accessed through the internet at www.sec.gov. These reports are also available free of charge on our website, www.usatech.com, as soon as reasonably practical after we electronically file the material with, or furnish it to, the SEC.

Item 1A. Risk Factors.
Risks Relating to Our Business
We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.
We experienced losses from inception through June 30, 2012, and from fiscal year 2015 through fiscal year 2020. For fiscal years 2020, 2019, and 2018, we incurred a net loss of $40.6 million, $29.9 million, and $11.3 million, respectively. In light of our recent history of losses as well as the length of our history of losses, profitability in the foreseeable future is not assured. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand and may raise capital to meet its cash flow requirements including the issuance of common stock or debt financing. Additionally, if we continue to incur losses in the future, the price of our common stock can be expected to fall.
We may require additional financing or find it necessary to raise capital to sustain our operations and without it we may not be able to achieve our business plan.
At June 30, 2020, we had a net working capital surplus of $5.0 million and cash and cash equivalents of $31.7 million. We had net cash (used in) provided by operating activities of $(14.1) million, $(28.2) million, and $12.4 million for fiscal years ended 2020, 2019, and 2018, respectively. Unless we maintain or grow our current level of operations, we may need additional funds to continue these operations. We may also need additional capital to respond to unusual or unanticipated non-operational events. Such non-operational events include but are not limited to shareholder class action lawsuits, government inquiries or enforcement actions that could potentially arise from the circumstances that gave rise to our restatements, extended filing delays in filing our periodic reports and the impact of COVID-19 on our business. Should the financing that we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.
Failure to comply with any of the financial covenants under the Company’s credit agreement could result in an event of default which may accelerate our outstanding indebtedness or other obligations and have a material adverse impact on our business, liquidity position and financial position.
On August 14, 2020, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “2021 JPMorgan Credit Agreement”) for a $5 million secured revolving credit facility and a $15 million secured term facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $5 million. The obligations under the 2021 JPMorgan Credit Agreement are secured by first priority security interest in substantially all of the Company's assets. The 2021 JPMorgan Credit Agreement contains financial covenants requiring the Company (i) to maintain an adjusted quick ratio of not less than 2.00 to 1.00, not less than 2.50 to 1.00 beginning October 1, 2020, not less than 2.75 to 1.00 beginning January 1, 2021 and 3.00 to 1.00 beginning April 1, 2021 and (ii) to maintain, as of the end of each of its fiscal quarters commencing with the fiscal quarter ended December 31, 2021, a total leverage ratio of not greater than 3.00 to 1.00.
Failure to comply with the foregoing financial covenants, if not cured or waived, will result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owed under the 2021 JPMorgan Credit Agreement and could have a material adverse impact on our business, liquidity position and financial position.
We cannot be certain that our future operating results will be sufficient to ensure compliance with the financial covenants in our 2021 JPMorgan Credit Agreement or to remedy any defaults. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make the accelerated payments required under the 2021 JPMorgan Credit Agreement.
The loss of one or more of our key customers could significantly reduce our revenues, results of operations, and net income.
We have derived, and believe we may continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Customer concentrations for the years ended June 30, 2020, 2019 and 2018 were as follows:

	For the year ended June 30,
Single customer	2020	2019	2018
Total revenue	16%	17%	16%

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
We are dependent on key management personnel, including the Chief Executive Officer, Sean Feeney, and the rest of the executive leadership team and several functional areas within the Company. The loss of services from these officers and employees could dramatically affect our business prospects. Our executive officers and certain of our officers and employees are particularly valuable to us because:

•	they have specialized knowledge about our company and operations;

•	they have specialized skills that are important to our operations; or

•	they would be particularly difficult to replace.
We have entered into an employment agreement with Mr. Feeney, which contains customary restrictive covenants, including perpetual confidentiality, non-disparagement, and intellectual property covenants, as well as a non-compete, non-solicit of customers and suppliers, and non-solicit of employees (including a no-hire) that each apply during employment and for two years following any termination.
Our success and future growth also depends, to a significant degree, on the skills and continued services of our management team, many of whom are recent hires, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, and our General Counsel. Further, due to the complexity of the work required to make needed improvements within the Company, it may be difficult for us to retain these new hires and other existing senior management, sales personnel, and development and engineering personnel critical to our ability to execute our business plan, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. We may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge, or while new personnel integrate into our business and transition into their respective roles. Our future success also depends on our ability to attract and motivate highly skilled technical, managerial, sales, marketing and customer service personnel, including members of our management team.

Further, as a significant portion of the executive management team was recently externally hired, a significant amount of on-boarding and training is required to orient these personnel to the business. This risk is also compounded by the departure of several key functional leaders who possessed a deep knowledge of the legacy business, its systems and its processes. There is no assurance that we will be able to acclimate the new leadership team in a manner timely and adequate enough to ensure a successful transition.
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
As of June 30, 2020, the United States Government and other countries have granted us 130 patents, of which 72 are still in force. We had 10 pending United States and foreign patent applications, and will consider filing applications for additional patents covering aspects of our future developments, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. There can be no assurance that:

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
We rely on information technology and other systems to transmit financial information of consumers making cashless transactions and to provide accounting and inventory management services to our customers. As such, the information we transmit and/or maintain are exposed to the ever-evolving threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by consumers, customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks, including annual validation of our compliance with the Payment Card Industry Data Security Standard, may not be successful, and any resulting compromise or loss of data or systems could adversely impact the marketplace acceptance of our products and services, and could result in significant remedial expenses to not only assess and repair any damage to our systems, but also to reimburse customers for losses that occur from the fraudulent use of confidential data. Additionally, we could become subject to significant fines, litigation, and loss of reputation, potentially impacting our financial results.
Further, substantially all of the cashless payment transactions handled by our network involve Visa U.S.A. Inc. (“Visa”) or MasterCard International Incorporated ("MasterCard"). If we fail to comply with the applicable standards or requirements of the Visa and MasterCard card associations relating to security, Visa or MasterCard could suspend or terminate our registration with them. The termination of our registration with them or any changes in the Visa or MasterCard rules that would impair our registration with them could require us to stop providing cashless payment services through our network. In such event, our business plan and/or competitive advantages in the market place would be materially adversely affected.
We rely on other card payment processors, and if they fail or no longer agree to provide their services, our customer relationships could be adversely affected, and we could lose business.
We rely on agreements with other large payment processing organizations, primarily First Data, Chase Paymentech and Global Payments, Inc., formerly Heartland Payment Systems, Inc., to enable us to provide card authorization, data capture and transmission, settlement and merchant accounting services for the customers we serve. The termination by our card processing providers of their arrangements with us or their failure to perform their services efficiently and effectively will adversely affect our relationships with the customers whose accounts we serve and may cause those customers to terminate their processing agreements with us.
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
As of July 1, 2017, we entered into a three-year agreement with Visa, pursuant to which Visa has agreed to continue to make available to the Company certain promotional interchange reimbursement fees for small ticket debit and credit card transactions. Similarly, MasterCard has agreed to make available to us reduced interchange rates for small ticket debit card transactions through March 1, 2019, and for successive one-year periods thereafter unless the agreement between the parties is terminated by either party upon sixty days' notice prior to the end of any such one-year renewal period. During the term of the Visa Agreement, the Company does not anticipate accepting any debit cards with interchange fees that are higher than the rates provided under the Visa Agreement. The Company will continue to accept Visa- and MasterCard- branded debit cards in addition to all major credit cards, including Visa, MasterCard, Discover and American Express at its current processing rates. If the Visa or MasterCard Agreements are not extended, our financial results would be materially adversely affected unless we are able to pass these significant additional charges to our customers. The Company is having discussions with Visa on a new agreement.
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

Effective internal control over financial reporting is necessary for us to provide accurate financial information. Section 404 of the Sarbanes-Oxley Act requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. As discussed in Item 9A., our internal controls over financial reporting were not effective as of June 30, 2020 due to the existence of a material weakness in such controls. Management believes the controls are designed appropriately and is in the process of remediating the material weakness. We cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective as of June 30, 2021. If we are unable to adequately maintain our internal control over financial reporting in the future, we may not be able to accurately report our financial results, which could cause investors to lose confidence in our reported financial information, negatively affecting the trading price of our common stock, or our ability to access the capital markets.
The accounting review of our previously issued financial statements and the audits of prior fiscal years have been time-consuming and expensive, has resulted in the filing of class action lawsuits and the receipt of derivative demand letters, and may result in additional expense and/or litigation.

In fiscal year 2019, the Audit Committee, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of then-current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “2019 Investigation”). Additionally in fiscal year 2019, significant financial reporting issues were identified which were unrelated to the internal investigation and which resulted in further adjustments to the Company’s previously issued or prior fiscal years’ unissued financial statements. As a result of the findings, the Company restated its consolidated financial statements as of and for the fiscal year

2017, our selected financial data as of and for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015, and our unaudited consolidated financial statements for the quarterly periods ended September 30, 2016, December 31, 2016, March 31, 2017, September 30, 2017, December 31, 2017, and March 31, 2018.
We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the 2019 Investigation, the review of our accounting, the audits, the restatements of previously filed financial statements, bank consents, the remediation of deficiencies in our internal control over financial reporting, the proxy solicitation, and professional services fees to assist the Company with accounting and compliance activities in fiscal year 2020 following the filing of the 2019 Form 10-K. For the years ended June 30, 2020 and 2019, the Company incurred $21.3 million and $16.1 million of those costs. To the extent that steps we are continuing to take to reduce errors in accounting determinations are not successful, we could be forced to incur significant additional time and expense. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, results of operations and financial condition.
Although we have completed the restatement, we cannot guarantee that we will not receive inquiries from the Securities and Exchange Commission (“SEC”) or other regulatory authorities regarding our restated financial statements or matters relating thereto, or that we will not be subject to future claims, investigations or proceedings. Any future inquiries from the SEC or other regulatory authorities, or future claims or proceedings or any related regulatory investigation will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs.
We are also subject to a shareholder class action arising out of the misstatements in our financial statements or public filings. For additional discussion, see Item 3. Legal Proceedings and Note 19 to our Consolidated Financial Statements. Our management has been, and may in the future be, required to devote significant time and attention to this litigation, and this and any additional matters that arise could have a material adverse impact on our results of operations and financial condition as well as on our reputation. While we cannot estimate our potential exposure in these matters at this time, we have already incurred significant expense defending this litigation and expect to continue to need to incur significant expense.
We and certain of our former officers and directors have been named in shareholder class action lawsuits, which could require significant additional management time and attention, result in significant additional legal expenses or result in government enforcement actions.
We and certain of our former officers and directors have been named in shareholder class action lawsuits, and may become subject to further litigation, government investigations or proceedings arising therefrom. The pending litigation has been, and any future litigation, investigation or other actions that may be filed or initiated against us or our former officers or directors may be time consuming and expensive. We cannot predict what losses we may incur in these litigation matters, and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to these matters.
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
For additional discussion of these matters, refer to Item 3. “Legal Proceedings” and Note 19 to our Consolidated Financial Statements.
Matters relating to or arising from the restatement and the 2019 Investigation, including adverse publicity and potential concerns from our customers could continue to have an adverse effect on our business and financial condition.
We have restated our consolidated financial statements as of and for the fiscal year 2017, our selected financial data as of and for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015, and our unaudited consolidated financial statements for the quarterly periods ended September 30, 2016, December 31, 2016, March 31, 2017, September 30, 2017, December 31, 2017, and March 31, 2018. As a result, we have been and could continue to be the subject of negative publicity focusing on the restatement and adjustment of our financial statements, and may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment and the ability for us to be a long-term provider to our customers. The continued occurrence of any of the foregoing could harm our business and have an adverse effect on our financial condition. Additionally, as a result of the restatements, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. If litigation did occur, we may incur additional substantial defense costs regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

Matters relating to recent Department of Justice (“DOJ”) inquiries may require significant time and attention, result in substantial expenses and lead to adverse publicity.

We are and have been responding to inquiries from the DOJ related to the 2019 Investigation associated with fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015. While these inquiries to date relate to events that took place under prior management that was in place during those years, they will likely require time and attention from current management to provide access to any internal company records that may be requested.

We are unable to predict what consequences, if any, that the investigation performed by the DOJ may have on us. The investigation performed by the DOJ could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any civil or criminal action commenced against us could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the investigation performed by the DOJ, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigations by the DOJ is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Additionally, as a result of these inquiries, we could be the subject of negative publicity including negative reactions from our customers or others with whom we do business.

The coronavirus disease 2019 (“COVID-19”) pandemic has and will continue to significantly and adversely impact our business.

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

A sustained downturn may also result in a decrease in the fair value of our goodwill or other intangible assets, causing them to exceed their carrying value. This may require us to recognize an impairment to those assets. Further, the COVID-19 pandemic could decrease consumer spending, adversely affect demand for our technology and services, cause one or more of our customers and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers, impact expected spending from new customers and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations and financial condition. In response to the outbreak, we have agreed to concessions on price and/or payment terms with certain customers who have been negatively impacted by the COVID-19 pandemic, and may negotiate additional concessions on price and/or payment terms.

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

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the CARES Act. The certification described above is subject to interpretation.

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
Our ability to commercially manage the transition from the 3G network could lead to competitive disadvantage in the marketplace.
We will begin to plan transition away from the 3G network in 2021 as the network is being phased out in North America. This transition will affect a large portion of our active devices and will require a new customer retention initiative to ensure that our existing customer base is properly transitioned to the new platform. This change affects our industry and will also lead to changes with our competitors and their customers. Our ability to successfully transition and provide the new platform for our customers is critical to our strategy, our network and to the competitive balance in the marketplace.
Continued dependence on external providers and advisors could limit our ability to decrease operating expenses.
We continue to incur substantial fees associated with a series of external consultants and advisors who are supporting us with on-going accounting and reporting requirements and continued litigation. Our dependence upon these external parties to execute and complete large on-going projects and legal matters and our inability to transition these projects to internal resources may have a continued adverse impact on operating costs.
We may not successfully implement our go-to-market strategy which may adversely affect growth and profitability.
Our current core business is highly concentrated amongst several large customers in the vending industry. We have made inroads into other adjacent markets including laundry, gaming, entertainment and other commercial payments applications and continued expansion into these markets is a substantial piece of our potential future growth prospects. Changing technology, customer preferences, and competitor actions may limit our ability to successfully grow and expand beyond our core business.

Risks Relating to Our Common Stock
Our securities were delisted from Nasdaq and are now quoted on the OTC Markets. There can be no assurance that our securities will be relisted, or once relisted, our securities might not remain listed.
As a result of our failure to comply with our periodic reporting obligations, on September 26, 2019, our securities were suspended from trading on Nasdaq. The Company’s securities were delisted from Nasdaq on February 18, 2020 and are currently quoted on the OTC Markets. The Company has applied to relist its common stock and preferred stock on Nasdaq, and the application is currently under review by the staff of the Nasdaq Listing Qualifications Department. There can be no assurance that the listing application will be granted by Nasdaq or granted in a timely manner. If our securities are relisted, there can be no assurance that our securities will remain listed on Nasdaq.
The OTC Market is a significantly more limited market than Nasdaq, and the quotation of our securities on the OTC Market may result in a less liquid market available for existing and potential shareholders to trade our securities. Securities traded in the OTC Market generally have less liquidity due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our securities may find it difficult to resell their shares at prices quoted in the market or at all. We may be subject to additional compliance requirements under applicable state laws relating to the issuance of our securities. This could have a long-term adverse effect on our ability to raise capital, which ultimately could adversely affect the market price of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.
Upon certain fundamental transactions involving the Company, such as a merger or sale of substantially all of our assets, we may be required to distribute the liquidation preference then due to the holders of our Series A Preferred Stock which would reduce the amount of the distributions otherwise to be made to the holders of our common stock in connection with such transactions.
Our articles of incorporation provide that upon a merger or sale of substantially all of our assets or upon the disposition of more than 50% of our voting power, the holders of at least 60% of the preferred stock may elect to have such transaction treated as a liquidation and be entitled to receive their liquidation preference. Upon our liquidation, the holders of our preferred stock are entitled to receive a liquidation preference prior to any distribution to the holders of common stock which, as of June 30, 2020 was approximately $20.8 million.
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly for any reason, including continued delisting of our securities by Nasdaq, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that, in some future period, our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
Item 2. Properties.
The Company leases approximately 27,000 square feet of space located in Malvern, Pennsylvania, for its principal executive office and for general administrative functions, sales activities, product development, and customer support. The lease commenced in December 2016. The Company’s monthly base rent for the premises at June 30, 2020 is approximately $57 thousand, and will increase each year up to a maximum monthly base rent of approximately $61 thousand. The lease expires in November 2023.

The Company leases approximately 7,800 square feet of office space in Metairie, Louisiana for general operations. The lease commenced in November 2018. The Company’s monthly base rent for the premises at June 30, 2020 is approximately $15 thousand, and will increase each year up to a maximum monthly base rent of approximately $16 thousand. The lease expires in July 2024.
The Company leases approximately 16,700 square feet of office space in Denver, Colorado for general operations. The lease commenced in August 2019. The Company’s monthly base rent for the premises at June 30, 2020 is approximately $45 thousand, and will increase each year up to a maximum monthly base rent of approximately $53 thousand. The lease expires in December 2026.
The Company leases approximately 4,600 square feet of office space in Atlanta, Georgia for general operations. The lease commenced in September 2020 with a one-time rental payment of approximately $82 thousand and expires in October 2021.
Item 3. Legal Proceedings.

Eastern District of Pennsylvania Consolidated Shareholder Class Actions

As previously reported, on September 11, 2018, Stéphane Gouet filed a putative class action complaint against the Company, Stephen P. Herbert, the Chief Executive Officer, and Priyanka Singh, the former Chief Financial Officer, in the United States District Court for the District of New Jersey. The class is defined as purchasers of the Company’s securities from November 9, 2017 through September 11, 2018. The complaint alleges that the Company disclosed on September 11, 2018 that it was unable to timely file its Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “2018 Form 10-K”), and that the Audit Committee of the Company’s Board of Directors was in the process of conducting an internal investigation of current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements. The complaint alleges that the defendants disseminated false statements and failed to disclose material facts and engaged in practices that operated as a fraud or deceit upon Gouet and others similarly situated in connection with their purchases of the Company’s securities during the proposed class period. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 10b-5 promulgated thereunder.

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

On February 28, 2019, the Court approved a Stipulation agreed to by the parties in the Consolidated Action for the filing of an amended complaint within fourteen days after the Company filed its 2018 Form 10-K. On January 22, 2019, the Company and Herbert filed a motion to transfer the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania. On February 5, 2019, the Lead Plaintiff filed its opposition to the Motion to Transfer.  On August 12, 2019, the University of Puerto Rico Retirement System (“UPR”) filed a putative class action complaint in the United States District Court for the District of New Jersey against the Company, Herbert, Singh, the Company’s Directors at the relevant time (Steven D. Barnhart, Joel Books, Robert L. Metzger, Albin F. Moschner, William J. Reilly and William J. Schoch) (“the Independent Directors”), and the investment banking firms who acted as underwriters for the May 2018 follow-on public offering of the Company (the “Public Offering”): William Blair & Company; LLC; Craig-Hallum Capital Group, LLC; Northland Securities, Inc.; and Barrington Research Associates, Inc. (“the Underwriters”). The class is defined as purchasers of the Company’s shares pursuant to the registration statement and prospectus issued in connection with the Public Offering. Plaintiff seeks to recover damages caused by Defendants’ alleged violations of the Securities Act of 1933 (as amended, the “1933 Act”), and specifically Sections 11, 12 and 15 thereof. The complaint generally seeks compensatory damages, rescissory damages and attorneys’ fees and costs. The UPR complaint was consolidated into the Consolidated Action and the UPR docket was closed.

On September 30, 2019, the Court granted the motion to transfer and transferred the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania, Docket No. 19-cv-04565. On November 20, 2019, Plaintiff filed an amended complaint that asserted claims under both the 1933 Act and the 1934 Act.  Defendants filed motions to dismiss on February 3, 2020. Before briefing on the motions was completed, the parties participated in a private mediation on February 27, 2020, which resulted in a settlement. On May 29, 2020, the plaintiffs filed documents with the Court seeking preliminary approval of the settlement, with the defendants supporting approval of the settlement. On June 9, 2020, the Court granted preliminary approval of the settlement and issued a scheduling order for further action on the settlement. The settlement provides for a payment of $15.3 million which includes all administrative costs and plaintiff’s attorneys’ fees and expenses. The Company’s insurance carriers paid $12.7 million towards the settlement and the Company paid $2.6 million towards the settlement, which was made in July

2020 and was recorded as a liability in the consolidated financial statements as of June 30, 2020. Payments will not be distributed pursuant to the settlement (except for administrative costs of up to $150,000) until and unless the Court grants final approval of the settlement. The Court scheduled the hearing for final settlement approval for October 30, 2020. The Company expects, but cannot assure, that the settlement approval will occur later in the 2020 calendar year. Should the settlement not be approved or be terminated for any reason, the parties will resume litigation of the claims.

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

Department of Justice Subpoena

As previously reported, in the third quarter of fiscal year 2020, the Company responded to a subpoena received from the U.S. Department of Justice that sought records regarding Company activities that occurred during prior financial reporting periods, including restatements. The Company is cooperating fully with the agency’s queries.

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

Other Shareholder Demand Letters

By letter dated October 12, 2018, Peter D’Arcy, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties. The letter alleged the officers and directors made false and misleading statements that failed to disclose that the Company’s accounting treatment, financial reporting and internal controls related to certain of the Company’s contractual agreements would result in an internal investigation and would delay the Company’s filing of its 2018 Form 10-K, and that the Company failed to maintain adequate internal controls. By letter dated October 18, 2018, Chiu Jen-Ting, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties in connection with issues similar to those asserted by Mr. D’Arcy. By letter dated August 2, 2019, Stan Emanuel, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties in connection with issues similar to those asserted by Mr. D’Arcy. In accordance with Pennsylvania law, the Board of Directors formed a special litigation committee (the “SLC”), currently consisting of Lisa P. Baird, Douglas L. Braunstein and Michael K. Passilla, in order to, among other things, investigate and evaluate the demand letters. The SLC and its counsel are currently investigating the matters raised in these letters.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock was traded on The NASDAQ Global Market under the symbol “USAT” until September 26, 2019, when such trading was suspended by a Nasdaq Hearings Panel due to our failure to comply with our periodic filing obligations. The Company’s securities were delisted from Nasdaq on February 18, 2020 and are currently quoted on the OTC Markets. The Company has applied to relist its common stock and preferred stock on Nasdaq, and the application is currently under review by the staff of the Nasdaq Listing Qualifications Department. Following the suspension of trading in its securities on Nasdaq, the Company’s common stock has been quoted on the OTC Markets’ Pink Open Market under the symbol “USAT.” The Pink Open Market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

As of August 31, 2020, there were 561 holders of record of our common stock and 249 record holders of the preferred stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.
The holders of the common stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s common stock or preferred stock. No dividend may be paid on the common stock until all accumulated and unpaid dividends on the preferred stock have been paid. As of August 31, 2020, such accumulated unpaid dividends amounted to approximately $16.7 million. The preferred stock is also entitled to a liquidation preference over the common stock which, as of June 30, 2020 equaled approximately $20.8 million.
As of August 31, 2020, shares of common stock reserved for future issuance were as follows:

•	23,978 shares issuable upon the exercise of common stock warrants at an exercise price of $5.00 per share;

•	105,140 shares issuable upon the conversion of outstanding preferred stock and cumulative preferred stock dividends;

•	105,687 shares underlying stock options issued or to be issued under the 2014 Stock Option Incentive Plan;

•	255,981 shares issuable, and shares underlying stock options issued, under the 2015 Equity Incentive Plan;

•	1,604,192 shares issuable, and shares underlying stock options to be issued, under the 2018 Equity Incentive Plan;

•	1,000,000 shares issuable to current CEO upon the exercise of stock options at an exercise price of $6.30 per share; and

•	140,000 shares issuable to our former CEO George R. Jensen, Jr. upon the occurrence of a USA Transaction.

Please see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” of this Form 10-K for disclosure relating to our equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2020, we issued unregistered securities as follows:

1. On October 9, 2019, the Company sold 3,800,000 shares of the Company’s common stock to Antara Capital Master Fund LP at a price of $5.25 per share for an aggregate purchase price of $20.0 million. The net proceeds from the transaction were used for working capital and general corporate purposes. William Blair & Company, L.L.C. acted as exclusive placement agent for the Company and received a cash placement fee of $1.2 million.

2. On June 30, 2020, the Company issued 635,593 shares of the Company’s common stock to funds managed by Hudson Executive Capital LP (“HEC”) in satisfaction of the reimbursement of $4.5 million of the third party costs and expenses incurred by HEC in connection with its proxy solicitation, which amount represented a substantial majority but less than the full amount of the third party costs and expenses incurred by HEC. The reimbursement and issuance is further described in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” of this Form 10-K.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The issuances of the securities were undertaken in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof, to sophisticated and accredited recipients.

PERFORMANCE GRAPH
The following graph shows a comparison of the 5‑year cumulative total shareholder return for our common stock with The NASDAQ Composite Index and the S&P 500 Information Technology Index in the United States. The graph assumes a $100 investment on June 30, 2015 in our common stock and in the NASDAQ Composite Index and the S&P 500 Information Technology Index, including reinvestment of dividends.
COMPARISON OF 5‑YEAR CUMULATIVE TOTAL RETURN
Among USA Technologies, Inc., The NASDAQ Composite Index and The S&P 500 Information Technology Index

Total Return For:	Jun-15	Jun-16	Jun-17	Jun-18	Jun-19	Jun-20

USA Technologies, Inc.	$100	$158	$193	$519	$275	$260
NASDAQ Composite	$100	$97	$123	$151	$161	$202
S&P 500 Information Technology Index	$100	$103	$136	$176	$198	$266
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

Item 6. Selected Financial Data.

The following selected financial data as of and for the four years ended June 30, 2020 is derived from the audited consolidated financial statements of USA Technologies. The selected financial data as of and for the year ended June 30, 2016 is unaudited and was derived from our unaudited consolidated financial statements which were prepared on the same basis as our audited consolidated financial statements. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto included in this 10-K under the caption Item 8, “Financial Statements and Supplementary Data.”

	As of and for the year ended June 30,
($ in thousands, except per share, connections, and transaction data)	2020	2019 (4)	2018 (3)	2017	2016
Consolidated Statement of Operations Data:					(unaudited)
Revenue (1)	$163,153	$144,466	$132,508	$101,436	$77,572
Operating loss	$(39,592)	$(28,183)	$(9,223)	$(4,134)	$(3,121)
Net loss (2)	$(40,595)	$(29,882)	$(11,284)	$(7,465)	$(38,337)
Cumulative preferred dividends	$(668)	$(668)	$(668)	$(668)	$(668)
Net loss applicable to common shares	$(41,263)	$(30,550)	$(11,952)	$(8,133)	$(39,005)
Net loss per common share - basic	$(0.66)	$(0.51)	$(0.23)	$(0.20)	$(1.07)
Net loss per common share - diluted	$(0.66)	$(0.51)	$(0.23)	$(0.20)	$(1.07)
Cash dividends per common share	—	—	—	—	—

Consolidated Balance Sheet Data:
Total assets	$181,023	$183,375	$231,995	$67,544	$59,852
Line of credit, net	$—	$—	$—	$7,036	$7,184
Finance lease obligations and long-term debt, including current portion	$15,763	$12,773	$35,766	$4,259	$6,859
Shareholders’ equity	$98,215	$114,423	$142,688	$24,468	$19,328

Consolidated Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(14,139)	$(28,172)	$12,431	$(6,072)	$11,976
Net cash used in investing activities	$(2,494)	$(4,759)	$(68,861)	$(3,439)	$(7,434)
Net cash provided (used in) by financing activities	$20,882	$(23,569)	$127,649	$2,984	$3,465
Net increase (decrease) in cash and cash equivalents	$4,249	$(56,500)	$71,219	$(6,527)	$8,007
Cash and cash equivalents at beginning of year	$27,464	$83,964	$12,745	$19,272	$11,374
Cash and cash equivalents at end of year	$31,713	$27,464	$83,964	$12,745	$19,381

Connections & Transaction Data (unaudited): (5)
Net New Connections	151,000	141,000	460,000	140,000	95,000
Total Connections	1,320,000	1,169,000	1,028,000	568,000	428,000
New Customers Added	3,600	3,200	3,500	1,650	1,450
Total Customers	23,000	19,400	16,200	12,700	11,050
Total Number of Transactions (millions)	881.1	847.2	627.2	414.9	316.5
Transaction Volume ($ millions)	$1,729.4	$1,647.0	$1,197.5	$803.0	$584.8
_____________________________________

(1)
As discussed in Note 2—Accounting Policies, revenue for the years ended June 30, 2018 and prior is not comparable to revenue for the years ended June 30, 2019 and after due to our adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

(2)	Net loss for the year ended June 30, 2016 includes income tax expense of $30 million for the increase of tax valuation allowance.

(3)	Financial statement results beginning in the year ended June 30, 2018 include the results of Cantaloupe since the acquisition by the Company.

(4)
As discussed in Note 2—Accounting Policies, the Company identified certain adjustments that were required to be made to its previously disclosed fiscal year 2019 interim and annual financial statements.

(5)	Connections are defined in Item 1. Business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW OF THE COMPANY
USA Technologies, Inc. provides wireless networking, cashless transactions, asset monitoring, and other value-added services principally to the small ticket, unattended Point of Sale (“POS”) market, primarily in North America. Our ePort® technology can be installed and/or embedded into everyday devices such as vending machines, a variety of kiosks, amusement games, and commercial laundry via either our ePort hardware or our Quick Connect solution. Our associated service, ePort Connect®, is a payment card compliant (“PCI”)-compliant, comprehensive service that includes simplified credit/debit card processing and support, consumer engagement services as well as telemetry, Internet of Things (“IoT”), and machine-to-machine (“M2M”) services, including the ability to remotely monitor, control and report on the results of distributed assets containing our electronic payment solutions.
The Company generates revenue in multiple ways. During the fiscal year ended June 30, 2020, we derived approximately 82% of our revenue from recurring license and transaction fees related to our ePort Connect service and approximately 18% of our revenue from equipment sales. Connections to our service stem from the sale or lease of our POS electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenue, particularly the recurring revenue from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;

•
Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.
Highlights of the Company are below:

•	Over 23,000 customers and 1,320,000 connections (as defined in Item 1. Business) to our service;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	72 United States and foreign patents are in force;

•	Over 140 employees;

•	Principal locations including Malvern, Pennsylvania and Denver, Colorado;

•	The Company’s fiscal year ends June 30th.

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

We have agreed to concessions on price and/or payment terms with certain customers who have been negatively impacted by COVID-19 and may negotiate additional concessions on price and/or payment terms. These concessions did not have a material effect on our financial results as of and for the year ended June 30, 2020.

We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, based on current trends and if the pandemic is not substantially contained in the near future, COVID-19 may have a material adverse impact on our revenue growth as well as our overall profitability in fiscal year 2021, and may lead to higher sales-related, inventory-related, and operating reserves. Further, a sustained downturn may also result in a decrease in the fair value of our goodwill or other intangible assets, causing them to exceed their carrying value. This may require us to recognize an impairment to those assets.

Paycheck Protection Program Loan

The Company has applied for, and has received, funds under the Paycheck Protection Program in the amount of $3.1 million. The application for these funds required the Company to, in good faith, to certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared applying certain critical accounting policies. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical are listed below:
Revenue Recognition. The Company derives revenue primarily from the sale or lease of equipment and services to the small ticket, unattended POS market.
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
We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of June 30, 2020 and June 30, 2019, we had federal and state net operating loss carryforwards of $403 million and $349 million, respectively, to offset future taxable income, the majority of which expire through approximately 2039. Federal and some state net operating loss carryforwards generated in tax years ending after December 31, 2017 can be carried forward indefinitely. These federal and state net operating loss carryforwards are reserved with a full valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted. Federal operating loss carryforwards start to expire in 2022 and certain state operating loss carryforwards are currently expiring.
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
The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill during the years ended June 30, 2020, 2019, or 2018. As of the date of our annual impairment test for fiscal year 2020, the fair value of our reporting unit exceeded its carrying value by a margin of approximately $350 million. As of June 30, 2020, if our estimate of the fair value of our reporting unit was 10% lower, no goodwill impairment would have existed.
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
Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on June 30, 2020 and 2019 was $7.7 million and $4.9 million, respectively. The increase in the allowance for doubtful accounts was primarily due to an increase in the aging of our trade accounts receivable from June 30, 2019 to June 30, 2020. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our June 30, 2020 net income would be higher or lower by approximately $0.8 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.
Inventories. We determine the value of inventories using the lower of cost or net realizable value. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.
We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products, changes to technical standards required by payment companies or by law, and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, actual demand could be less than forecasted demand for our products and we could experience additional inventory write-downs in the future. Our inventory reserve on June 30, 2020 and 2019 was $2.8 million and $5.9 million, respectively. The decrease in the inventory reserve was primarily due to the disposal of inventory during the year ended June 30, 2020. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our June 30, 2020 net income would be higher or lower by approximately $0.3 million, on an after-tax basis.

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
Certain prior period amounts have been reclassified to conform with current year presentation. Additionally, in connection with the preparation of the condensed consolidated financial statements for the three months ended December 31, 2019, the Company identified certain adjustments that are required to be made to its fiscal year 2019 annual financial statements which resulted in a $2.1 million decrease in net loss for the year ended June 30, 2019. The Company does not believe these adjustments are material to the previously issued financial statements.
Revenue and Gross Profit

	Year Ended June 30,			Percent Change
($ in thousands)	2020	2019	2018	2020 v. 2019	2019 v. 2018
Revenue:
License and transaction fees	$133,167	$122,908	$96,872	8.3%	26.9%
Equipment sales	29,986	21,558	35,636	39.1%	(39.5)%
Total revenue	163,153	144,466	132,508	12.9%	9.0%

Cost of sales:
Cost of services	82,980	79,980	61,175	3.8%	30.7%
Cost of equipment	33,900	24,301	35,657	39.5%	(31.8)%
Total cost of sales	116,880	104,281	96,832	12.1%	7.7%

Gross profit:
License and transaction fees	50,187	42,928	35,697	16.9%	20.3%
Equipment sales	(3,914)	(2,743)	(21)	42.7%	NM
Total gross profit	$46,273	$40,185	$35,676	15.1%	12.6%
____________
NM — not meaningful
Revenue
Total revenue for the year ended June 30, 2020 was $163.2 million, consisting of $133.2 million of license and transactions fees and $30.0 million of equipment sales, compared to $144.5 million for the year ended June 30, 2019, consisting of $122.9 million of license and transaction fees and $21.6 million of equipment sales. The $18.7 million increase in total revenue from the prior fiscal year was attributable to a $10.3 million increase in license and transaction fees driven primarily by an increase in connection count compared to the same period last year and a $8.4 million increase in equipment sales driven primarily by higher shipments compared to the same period last year due to a large equipment sale made to a strategic customer during the first three quarters of fiscal year 2020. To date, the fee concessions through June 30, 2020 granted to customers whose locations were affected by COVID-19 shutdowns totaled approximately $0.7 million, which was not material to the financial results as of and for the year ended June 30, 2020.
Total revenue for the year ended June 30, 2019 was $144.5 million, consisting of $122.9 million of license and transactions fees and $21.6 million of equipment sales, compared to $132.5 million for the year ended June 30, 2018, consisting of $96.9 million of license and transaction fees and $35.6 million of equipment sales. The $12.0 million increase in total revenue from the prior fiscal year was attributable to a $26.0 million increase in license and transaction fees offset by a $14.1 million decrease in equipment sales. The increase in license and transaction fees is driven by approximately 141,000 net new connections in FY2019. The decrease in equipment sales is driven by lower shipments in 2019.
Cost of sales
Total cost of sales for the year ended June 30, 2020 was $116.9 million, consisting of $83.0 million of cost of services and $33.9 million of equipment costs, compared to $104.3 million for the year ended June 30, 2019, consisting of $80.0 million of cost of services and $24.3 million of equipment costs. The $12.6 million increase in total cost of sales from the prior fiscal year was attributable to a $3.0 million increase in cost of services driven primarily by an increase in connection count compared to the same period last year and a $9.6 million increase in equipment costs driven primarily by higher shipments compared to the same period last year.
Total cost of sales for the year ended June 30, 2019 was $104.3 million, consisting of $80.0 million of cost of services and $24.3 million of equipment costs, compared to $96.8 million for the year ended June 30, 2018, consisting of $61.2 million of cost of services and $35.7 million of equipment costs. The $7.4 million increase in total cost of sales from the prior fiscal year was attributable to a $18.8 million increase in cost of services offset by a $11.4 million decrease in equipment costs, driven by lower shipments in fiscal year 2019.
Gross Margin
Overall gross margin increased from 27.8% for fiscal year 2019 to 28.4% for fiscal year 2020. This increase is attributable to an increase in the license and transaction fee margin from 34.9% for fiscal year 2019 to 37.7% for fiscal year 2020 and a relatively flat change in equipment margin from (12.7)% for fiscal year 2019 to (13.1)% for fiscal year 2020. The increase in the license and transaction fee margin is primarily due to higher license and transaction fee margin earned in fiscal year 2020 from a strategic customer.
Overall gross margin increased from 26.9% for fiscal year 2018 to 27.8% for fiscal year 2019. This increase occurred despite decreases in the license and transaction fee margin from 36.8% for fiscal year 2018 to 34.9% for fiscal year 2019 and the equipment margin from (0.1)% for fiscal year 2018 to (12.7)% for fiscal year 2019. Low or negative margin equipment sales were a much lower proportion of total revenue in fiscal year 2019 at 15% compared to 27% in fiscal year 2018.
Operating Expenses

	Year ended June 30,			Percent Change
Category ($ in thousands)	2020	2019	2018	2020 v. 2019	2019 v. 2018
Selling, general and administrative expenses	$60,266	$46,527	$34,647	29.5%	34.3%
Investigation, proxy solicitation and restatement expenses	21,292	16,073	—	32.5%	NM
Integration and acquisition costs	—	1,338	7,048	NM	(81.0%)
Depreciation and amortization	4,307	4,430	3,204	(2.8%)	38.3%
Total operating expenses	$85,865	$68,368	$44,899	25.6%	52.3%
____________
NM — not meaningful

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2020 were $60.3 million, compared to $46.5 million for the year ended June 30, 2019. The $13.7 million increase from the prior fiscal year was primarily attributable to $7.5 million in increased employee related costs due to higher headcount in 2020 to further invest in the Company’s strategic plans for growth and increased severance and stock compensation related to employee and officer transitions, a $3.8 million increase in professional fees due to increased staff augmentation costs to support the Company’s operations and $2.6 million of additional sales tax related liabilities.
Selling, general and administrative expenses for the year ended June 30, 2019 were $46.5 million, compared to $34.6 million for the year ended June 30, 2018. The $11.9 million increase from the prior fiscal year was attributable to a $5.3 million net increase of employee related costs, $2.2 million of tax expense driven by sales tax exposure, $2.1 million of increased reserve for bad debt expense, and $0.7 million of increased expenses related to the Company's premises. The Company also experienced increased audit fees related to all of the Company’s fiscal year 2019 filings and associated restatements.
Investigation, proxy solicitation and restatement expenses

In fiscal year 2019, the Audit Committee, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of then-current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “2019 Investigation”). Additionally in fiscal year 2019, significant financial reporting issues were identified which were unrelated to the internal investigation and which resulted in further adjustments to the Company’s previously issued or prior fiscal years’ unissued financial statements. As a result of the findings, the Company restated its consolidated financial statements as of and for the fiscal year 2017, our selected financial data as of and for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015, and our unaudited consolidated financial statements for the quarterly periods ended September 30, 2016, December 31, 2016, March 31, 2017, September 30, 2017, December 31, 2017, and March 31, 2018.
Investigation, proxy solicitation and restatement expenses were incurred both in fiscal years 2020 and 2019 in connection with the 2019 Investigation and the restatements of previously filed financial statements, bank consents, the remediation of deficiencies in our internal control over financial reporting, the proxy solicitation, and professional services fees to assist with accounting and compliance activities in fiscal year 2020 following the filing of the 2019 Form 10-K.
The Company incurred $21.3 million for accounting and legal services during fiscal year 2020 and $16.1 million during fiscal year 2019 in connection with these expenses.
Integration and acquisition costs
The Company did not incur integration and acquisition costs for the year ended June 30, 2020.
Integration and acquisition costs for the year ended June 30, 2019 were $1.3 million, compared to $7.0 million incurred for the year ended June 30, 2018. The Company acquired Cantaloupe and incurred the majority of integration and acquisition costs in the year ended June 30, 2018, and completed those costs in the year ended June 30, 2019.
Depreciation and amortization
Depreciation and amortization expenses for the year ended June 30, 2020 were $4.3 million, compared to $4.4 million for the year ended June 30, 2019. The change was consistent with the same period in prior year.
Depreciation and amortization expenses for the year ended June 30, 2019 were $4.4 million, compared to $3.2 million for the year ended June 30, 2018. The $1.2 million increase from the prior fiscal year was attributable to intangible asset amortization resulting from the acquisition of Cantaloupe in fiscal year 2018.

Other Expense, Net

	Year ended June 30,			Percent Change
Category ($ in thousands)	2020	2019	2018	2020 v. 2019	2019 v. 2018
Other income (expense):
Interest income	$1,595	$1,555	$943	2.6%	64.9%
Interest expense	(2,597)	(2,992)	(3,105)	(13.2%)	(3.6%)
Total other expense, net	$(1,002)	$(1,437)	$(2,162)	(30.3%)	(33.5%)
____________
NM — not meaningful
Total Other Expense, Net
Total other expense, net for the fiscal year ended June 30, 2020 was $1.0 million, compared to $1.4 million for the fiscal year ended June 30, 2019. The change was primarily driven by a $0.8 million decrease in the fair value of the embedded derivative liability related to the senior secured term loan facility (“2020 Antara Term Facility”) with Antara Capital Master Fund LP (“Antara”) offset by $0.3 million of additional interest expense related to our sales tax accrual.
Total other expense, net for the fiscal year ended June 30, 2019 was $1.4 million, compared to $2.2 million for the fiscal year ended June 30, 2018. The $0.7 million decrease is primarily due to an increase in interest income from agreements under the Company's Quick Start Program.
Adjusted EBITDA
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

For the fiscal year ended June 30, 2020, the Company had Adjusted EBITDA of $(8.3) million compared to Adjusted EBITDA of $(1.5) million for the fiscal year ended June 30, 2019 and Adjusted EBITDA of $7.4 million for the fiscal year ended June 30, 2018. Reconciliation of net loss to Adjusted EBITDA for the fiscal years ended June 30, 2020, 2019, and 2018 is as follows:

	Year ended June 30,
($ in thousands)	2020	2019	2018

Net loss	$(40,595)	$(29,882)	$(11,284)
Less: interest income	(1,595)	(1,555)	(943)
Plus: interest expense	2,597	2,992	3,105
Plus (less): income tax provision (benefit)	1	262	(101)
Plus: depreciation expense included in cost of sales for rentals	2,711	3,074	4,625
Plus: depreciation and amortization expense in operating expenses	4,307	4,430	3,204
EBITDA	(32,574)	(20,679)	(1,394)
Plus: stock-based compensation	3,029	1,750	1,794
Plus: investigation, proxy solicitation and restatement expenses	21,292	16,073	—
Plus: integration and acquisition costs	—	1,338	7,048
Adjustments to EBITDA	24,321	19,161	8,842
Adjusted EBITDA	$(8,253)	$(1,518)	$7,448
For the three months ended June 30, 2020, the Company had Adjusted EBITDA of $(0.1) million compared to Adjusted EBITDA of $(4.6) million for the three months ended June 30, 2019. Reconciliation of net loss to Adjusted EBITDA for the three months ended June 30, 2020 and 2019 is as follows:

	Three months ended June 30,
($ in thousands)	2020	2019

Net loss	$(11,414)	$(9,850)
Less: interest income	(607)	(310)
Plus: interest expense	1,686	474
Plus (less): income tax provision (benefit)	(45)	202
Plus: depreciation expense included in cost of sales for rentals	727	534
Plus: depreciation and amortization expense in operating expenses	1,098	1,071
EBITDA	(8,555)	(7,879)
Plus: stock-based compensation	576	357
Plus: investigation, proxy solicitation and restatement expenses	7,894	2,662
Plus: integration and acquisition costs	—	211
Adjustments to EBITDA	8,470	3,230
Adjusted EBITDA	$(85)	$(4,649)
As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income taxes, depreciation, amortization, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs, and stock-based compensation expense.
We have excluded the non-cash expense, stock-based compensation, as it does not reflect our cash-based operations. We have excluded the non-recurring costs and expenses incurred in connection with business acquisitions in order to allow more accurate comparison of the financial results to historical operations. We have excluded the professional fees incurred in connection with the non-recurring costs and expenses related to the 2019 Investigation, financial statement restatement activities, and proxy solicitation costs because we believe that they represent charges that are not related to our operations.
LIQUIDITY AND CAPITAL RESOURCES
To date, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. Our principal source of liquidity is cash totaling $31.7 million and $27.5 million as of June 30, 2020 and June 30, 2019, respectively. On July 25, 2017 and May 25, 2018, the Company closed its underwritten public offerings resulting in gross proceeds, before deducting underwriting discounts and commissions and other offering expenses of approximately $43.1 million and $69.6 million, respectively. In October 2019, the Company also sold shares to Antara for gross proceeds of $20.0 million and entered into the 2020 Antara Term Facility to draw $15.0 million on a $30.0 million senior secured term loan facility.
On August 14, 2020, the Company repaid all amounts outstanding under the 2020 Antara Term Facility and entered into a credit agreement (the “2021 JPMorgan Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). The 2021 JPMorgan Credit Agreement provides for a $5 million secured revolving credit facility and a $15 million secured term facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $5 million.
Operating Activities
For the year ended June 30, 2020, net cash used in operating activities was $14.1 million. The foregoing reflects a net benefit for non-cash operating activities of $21.6 million, and net cash provided by the change in various operating assets and liabilities of $4.9 million. Major non-cash charges included $7.0 million of depreciation and amortization expense, $1.3 million of non-cash interest expense, $3.0 million of stock compensation expense, $4.5 million for the reimbursement of shareholder proxy costs, and $3.0 million of bad debt expense.

For the year ended June 30, 2019, net cash used in operating activities was $28.2 million. The foregoing reflects a net benefit for non-cash operating activities of $15.9 million, and net cash provided by the change in various operating assets and liabilities of $14.2 million. Major non-cash charges included $7.5 million of depreciation and amortization expense and $1.8 million of stock compensation expense.
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
Investing Activities
During the fiscal year ended June 30, 2020, $2.5 million of cash was used in investing activities primarily for the purchase of property and equipment.
During the fiscal year ended June 30, 2019, $4.8 million of cash was used in investing activities primarily for the purchase of property and equipment.
During the fiscal year ended June 30, 2018, $68.9 million of cash was used in investing activities of which $65.2 million was cash paid for the Cantaloupe acquisition and the remainder was primarily cash used for the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities during the fiscal year ended June 30, 2020 was $20.9 million, primarily from the sale of shares to Antara for $20.0 million and draw on the 2020 Antara Term Facility for $15.0 million, partially offset by the repayment of borrowings under a line of credit provided by JPMorgan (“2018 JPMorgan Revolving Credit Facility”) of $10.0 million as well as the repayments of other long-term debt and finance lease obligations.
Net cash used in financing activities during the fiscal year ended June 30, 2019 was $23.6 million, generated by the repayments of long-term debt and finance lease obligations.
Net cash provided by financing activities during the fiscal year ended June 30, 2018 was $127.6 million, generated predominantly by proceeds from the issuance of common stock of $104.8 million, $37.6 million from the proceeds of issuance of long-term debt and draws from the 2018 JPMorgan Revolving Credit Facility, and $1.1 million from the transfer of finance receivables, partially offset by $15.0 million in repayments of long-term debt and capital lease obligations.
Sources and Uses of Cash

The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $31.7 million as of June 30, 2020; (2) the cash which may be provided by operating activities; and (3) amounts borrowed from the 2021 JPMorgan Credit Agreement after repayment of the 2020 Antara Term Facility. In addition, management has recently implemented efficiencies in working capital that are designed to increase our cash balances.

On September 30, 2019, the Company prepaid the remaining principal balance of the term loan with JPMorgan (“2018 JPMorgan Term Loan”) of $1.5 million and agreed to permanently reduce the amount available under the 2018 JPMorgan Revolving Credit Facility to $10 million which represented the outstanding balance on the date thereof.

Pursuant to a Stock Purchase Agreement dated October 9, 2019 between the Company and Antara, the Company sold to Antara 3,800,000 shares of the Company’s common stock at a price of $5.25 per share for gross proceeds of $19,950,000 and incurred a cash placement fee of $1.2 million. In connection with the Stock Purchase Agreement, the Company also agreed to file a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission covering the resale of the shares by Antara. Subsequently, Antara and the Company agreed to terminate the obligation of the Company to register the shares in exchange for $1.2 million, paid during the third quarter of fiscal year 2020.

On October 9, 2019, the Company also entered into a commitment letter (“Commitment Letter”) with Antara, pursuant to which Antara committed to extend to the Company a $30.0 million term facility. Upon the execution of the Commitment Letter, the Company paid to Antara a non-refundable commitment fee of $1.2 million and incurred a cash placement fee of $750,000. On October 31, 2019, the Company entered into a Financing Agreement with Antara to draw $15.0 million on the 2020 Antara Term

Facility. The proceeds of the initial draw were used to repay the outstanding balance of the 2018 JPMorgan Revolving Credit Facility in the amount of $10.1 million, including accrued interest, and to pay transaction expenses.

As of June 30, 2020, the Company intended to prepay the principal amount outstanding on the 2020 Antara Term Facility. The Company recorded a liability for the commitment termination fee and prepayment premium for $1.2 million as of June 30, 2020. In addition, all of the Company's unamortized issuance costs and debt discount related to the 2020 Antara Term Facility will be recognized as interest expense during the fiscal quarter ending September 30, 2020, which as of June 30, 2020 was $2.6 million. On August 14, 2020, the Company entered into the 2021 JPMorgan Credit Agreement with JPMorgan. The 2021 JPMorgan Credit Agreement provides for a $5 million secured revolving credit facility and a $15 million secured term facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $5 million. In connection with the consummation of the 2021 JPMorgan Credit Agreement, the Company repaid all amounts outstanding under the 2020 Antara Term Facility.

As of June 30, 2019 the Company disclosed and recorded potential sales tax and related interest and penalty liabilities, which the Company estimated to be $20.0 million in the aggregate as of June 30, 2020. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

During the year ended June 30, 2020, the Company reached a settlement of a shareholder class action lawsuit pending in federal court. The Company’s insurance carriers paid $12.7 million towards the settlement and the Company paid $2.6 million towards the settlement, which was made in July 2020. As discussed in Note 19, those amounts are contingent upon certain future events, but are expected to be distributed pursuant to the settlement during the next 12 months. The Company recorded the $2.6 million as a liability in the consolidated financial statements as of June 30, 2020.

The Company believes that its current financial resources will be sufficient to fund its current twelve-month operating budget from the date of issuance of these consolidated financial statements.
CONTRACTUAL OBLIGATIONS
As of June 30, 2020, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments Due by Fiscal Year
($ in thousands)	Total	2021	2022-2023	2024-2025	2026 and Beyond
Debt Obligations	$19,499	$4,486	$13	$15,000	$—
Finance Lease Obligations	65	46	18	1	—
Operating Lease Obligations	6,944	1,440	2,954	1,657	893
Total Contractual Obligations	$26,508	$5,972	$2,985	$16,658	$893
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2020 and 2019, we were exposed to market risk related to changes in interest rates on our outstanding borrowings.

As of June 30, 2020, the Company was in active negotiations to refinance its senior secured term loan facility (“2020 Antara Term Facility”) bearing interest at 9.75% per annum, which were successfully completed on August 14, 2020. A 10% change in the level of interest rates on the 2020 Antara Term Facility would not have a material impact on our interest expense or consolidated financial statements at June 30, 2020.

As of June 30, 2019, the Company had borrowed $10,000,000 outstanding under a line of credit and approximately $1,500,000 under a term loan with JP Morgan Chase Bank, N.A. which was repaid during the year ended June 30, 2020. The applicable interest rate on the loans as of June 30, 2019 was LIBOR plus 4%. A 10% change in LIBOR would not have a material impact on our interest expense or consolidated financial statements.

We are also exposed to market risk related to changes in interest rates on our cash investments. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of June 30, 2020 or 2019.

Item 8. Financial Statements and Supplementary Data.
USA TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
USA Technologies, Inc.
Malvern, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and schedules listed in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 11, 2020 expressed an adverse opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases, and effective July 1, 2018, the Company changed its method of accounting for recognizing revenue from contracts with customers due to the adoption of  ASC Topic 606, Revenue from Contracts with Customers.

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
September 11, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
USA Technologies, Inc.
Malvern, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited USA Technologies, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any remedial measures taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and financial statement schedule listed in Item 15 (collectively referred to as “the financial statements”) and our report dated September 11, 2020 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to maintain controls over non-routine and complex transactions has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 financial statements, and this report does not affect our report dated September 11, 2020 on those financial statements.

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

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
September 11, 2020

USA Technologies, Inc.
Consolidated Balance Sheets

	As of June 30,
($ in thousands, except per share data)	2020	2019

Assets
Current assets:
Cash and cash equivalents	$31,713	$27,464
Accounts receivable, less allowance of $7,676 and $4,866, respectively	17,273	21,906
Finance receivables, net	7,468	6,727
Inventory, net	9,128	11,273
Prepaid expenses and other current assets	1,782	1,558
Total current assets	67,364	68,928

Non-current assets:
Finance receivables due after one year, net	11,213	12,642
Other assets	1,993	2,099
Property and equipment, net	7,872	9,590
Operating lease right-of-use assets	5,603	—
Intangibles, net	23,033	26,171
Goodwill	63,945	63,945
Total non-current assets	113,659	114,447

Total assets	$181,023	$183,375

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$27,058	$27,584
Accrued expenses	30,265	23,705
Finance lease obligations and current obligations under long-term debt	3,328	12,497
Deferred revenue	1,698	1,681
Total current liabilities	62,349	65,467

Long-term liabilities:
Deferred income taxes	137	71
Finance lease obligations and long-term debt, less current portion	12,435	276
Operating lease liabilities, non-current	4,749	—
Total long-term liabilities	17,321	347

Total liabilities	$79,670	$65,814
Commitments and contingencies (Note 19)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $20,779 and $20,111 at June 30, 2020 and 2019, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Common stock, no par value, 640,000,000 shares authorized, 65,196,882 and 60,008,481 shares issued and outstanding at June 30, 2020 and 2019, respectively	401,240	376,853
Accumulated deficit	(303,025)	(262,430)
Total shareholders’ equity	98,215	114,423
Total liabilities, convertible preferred stock and shareholders’ equity	$181,023	$183,375
See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations

	Year ended June 30,
($ in thousands, except per share data)	2020	2019	2018

Revenue:
License and transaction fees	$133,167	$122,908	$96,872
Equipment sales	29,986	21,558	35,636
Total revenue	163,153	144,466	132,508

Costs of sales:
Cost of services	82,980	79,980	61,175
Cost of equipment	33,900	24,301	35,657
Total costs of sales	116,880	104,281	96,832
Gross profit	46,273	40,185	35,676

Operating expenses:
Selling, general and administrative	60,266	46,527	34,647
Investigation, proxy solicitation and restatement expenses	21,292	16,073	—
Integration and acquisition costs	—	1,338	7,048
Depreciation and amortization	4,307	4,430	3,204
Total operating expenses	85,865	68,368	44,899
Operating loss	(39,592)	(28,183)	(9,223)

Other income (expense):
Interest income	1,595	1,555	943
Interest expense	(2,597)	(2,992)	(3,105)
Total other expense, net	(1,002)	(1,437)	(2,162)

Loss before income taxes	(40,594)	(29,620)	(11,385)
Benefit (provision) for income taxes	(1)	(262)	101

Net loss	(40,595)	(29,882)	(11,284)
Preferred dividends	(668)	(668)	(668)
Net loss applicable to common shares	$(41,263)	$(30,550)	$(11,952)
Net loss per common share
Basic	$(0.66)	$(0.51)	$(0.23)
Diluted	$(0.66)	$(0.51)	$(0.23)
Weighted average number of common shares outstanding
Basic	62,980,193	60,061,243	51,840,518
Diluted	62,980,193	60,061,243	51,840,518
See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Accumulated Deficit	Total
($ in thousands, except shares)	Shares	Amount
Balance, June 30, 2017	40,331,645	$245,999	$(221,531)	$24,468

Issuance of common stock in relation to public offering, net of offering costs incurred of $7,964 (a)	15,913,781	104,796	—	104,796
Issuance of common stock as merger consideration (b)	3,423,367	23,279	—	23,279
Stock based compensation	374,823	1,935	—	1,935
Excess tax benefit from stock plans	—	—	67	67
Retirement of common stock (c)	(44,805)	(573)	—	(573)
Net loss	—	—	(11,284)	(11,284)
Balance, June 30, 2018	59,998,811	$375,436	$(232,748)	$142,688

Cumulative effect adjustment for ASC 606 adoption	—	—	200	200
Stock based compensation	20,627	1,618	—	1,618
Repurchase of stock option awards	—	(120)	—	(120)
Retirement of common stock	(10,957)	(81)	—	(81)
Net loss	—	—	(29,882)	(29,882)
Balance, June 30, 2019	60,008,481	$376,853	$(262,430)	$114,423

Stock based compensation	752,808	3,110	—	3,110
Issuance of common stock in relation to private placement, net of offering costs incurred of $1,102 (a)	3,800,000	16,777	—	16,777
Issuance of common stock to Hudson Executive Capital LP (a)	635,593	4,500	—	4,500
Net loss	—	—	(40,595)	(40,595)
Balance, June 30, 2020	65,196,882	$401,240	$(303,025)	$98,215

(a)
Refer to Note 14 regarding the public offering issued during July 2017 and May 2018, the private placement during October 2019, and the issuance of shares as reimbursement to Hudson Executive Capital LP for costs in connection with its proxy solicitation.

(b)	Refer to Note 5 regarding the business acquisition executed during November 2017.

(c)	Includes 3,577 shares previously held in escrow in relation to the Cantaloupe acquisition.

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30,
($ in thousands)	2020	2019	2018

OPERATING ACTIVITIES:
Net loss	$(40,595)	$(29,882)	$(11,284)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock-based compensation	3,029	1,750	1,794
(Gain) loss on disposal of property and equipment	335	672	(131)
Non-cash interest and amortization of debt discount	1,283	301	140
Reimbursement of shareholder proxy solicitation costs	4,500	—	—
Bad debt expense	2,958	2,534	471
Provision for inventory reserve	681	3,172	1,467
Depreciation and amortization included in operating expenses	4,307	4,430	3,204
Depreciation included in cost of sales for rentals	2,710	3,074	4,625
Non-cash lease expense	1,698	—	—
Excess tax benefits	—	—	67
Deferred income taxes, net	70	(7)	(183)
Changes in operating assets and liabilities:
Accounts receivable	1,818	(8,706)	(6,234)
Finance receivables	547	(669)	2,228
Sale of finance receivables	—	—	2,280
Inventory	1,463	(5,607)	(3,661)
Prepaid expenses and other current assets	(563)	(395)	377
Accounts payable and accrued expenses	2,988	1,293	16,920
Operating lease liabilities	(1,384)	—	—
Deferred revenue	16	(132)	351
Net cash (used in) provided by operating activities	(14,139)	(28,172)	12,431

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,538)	(4,875)	(3,978)
Proceeds from sale of property and equipment	44	116	298
Cash paid for acquisitions, net of cash acquired	—	—	(65,181)
Net cash used in investing activities	(2,494)	(4,759)	(68,861)

FINANCING ACTIVITIES:
Proceeds from collateralized borrowing from the transfer of finance receivables	—	—	1,075
Cash used in retirement of common stock	—	(81)	(552)
Proceeds from exercise of common stock options	192	42	141
Proceeds from long-term debt issuance by Antara	14,248	—	—
Proceeds from equity issuance by Antara	17,879	—	—
Proceeds from PPP Loan	3,065	—	—
Cash used for repurchase of common stock awards	—	(120)	—
Payment of debt issuance costs	(1,980)	(156)	(445)
Proceeds from issuance of long-term debt	—	—	25,100
Proceeds from revolving credit facility	—	—	12,500
Repayment of revolving credit facility	(10,000)	—	(2,500)
Issuance of common stock in public offering, net	—	—	104,796
Repayment of line of credit	—	—	(7,111)
Repayment of finance lease obligations and long-term debt	(2,522)	(23,254)	(5,355)
Net cash (used in) provided by financing activities	20,882	(23,569)	127,649

Net increase (decrease) in cash and cash equivalents	4,249	(56,500)	71,219
Cash and cash equivalents at beginning of year	27,464	83,964	12,745
Cash and cash equivalents at end of year	$31,713	$27,464	$83,964

Supplemental disclosures of cash flow information:
Interest paid in cash	$1,314	$2,793	$2,878
Supplemental disclosures of noncash financing and investing activities:
Equity issued in connection with Cantaloupe acquisition, net of post-working capital adjustment for retired shares	$—	$—	$23,279
Settlement of collateralized borrowing from the sale of finance receivables	$—	$—	$987
Equipment and software acquired under finance lease	$12	$5	$217
See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
1. BUSINESS
Overview
USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions and consumer engagement services primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry in the United States and are expanding our solutions and services to other unattended market segments, such as amusement, commercial laundry, kiosk and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry and Internet of Things services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment. The connection to the ePort Connect platform also enables consumer loyalty programs, national rewards programs and digital content, including advertisements and product information to be delivered at the point of sale.
On November 9, 2017, the Company acquired all of the outstanding equity interests of Cantaloupe Systems, Inc. (“Cantaloupe”), pursuant to the Agreement and Plan of Merger (“Merger Agreement”). Cantaloupe is a premier provider of cloud and mobile solutions for vending, micro markets, and office coffee service. The acquisition expanded the Company’s existing platform to become an end-to-end enterprise platform integrating Cantaloupe’s Seed Cloud which provides cloud and mobile solutions for dynamic route scheduling, automated pre-kitting, responsive merchandising, inventory management, warehouse and accounting management, as well as cashless vending. The combined companies offer a complete value proposition for customers by providing both top-line revenue generating services as well as bottom line business efficiency services to help operators of unattended retail machines run their businesses better. The combined product offering provides the data-rich Seed system with USAT’s consumer benefits, providing operators with valuable consumer data that results in customized experiences. In addition to new technology and services, due to Cantaloupe’s existing customer base, the acquisition expands the Company’s footprint into new markets.

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

We have agreed to concessions on price and/or payment terms with certain customers who have been negatively impacted by COVID-19 and may negotiate additional concessions on price and/or payment terms. These concessions did not have a material impact on our financial results for the year ended June 30, 2020.

We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, based on current trends and if the pandemic is not substantially contained in the near future, COVID-19 may have a material adverse impact on our revenue growth as well as our overall profitability in fiscal year 2021, and may lead to higher sales-related, inventory-related, and operating reserves. Further, a sustained downturn may also result in a decrease in the fair value of our goodwill or other intangible assets, causing them to exceed their carrying value. This may require us to recognize an impairment to those assets.

Ability to Continue as a Going Concern

During the three years ending June 30, 2020, the Company has incurred significant net losses for each fiscal year. Also, as noted in Note 12, at June 30, 2020, the Company was not in compliance with certain covenants under its then-existing 2020 Antara Term Facility (as defined in Note 12).

At June 30, 2020, the Company had $31.7 million in cash and a working capital surplus of $5.0 million. In addition, as more fully discussed in Note 21, on August 14, 2020, the Company repaid all amounts outstanding under the 2020 Antara Term Facility and entered into a credit agreement (the “2021 JPMorgan Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). As a result, the Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $31.7 million as of June 30, 2020; (2) the cash which may be provided by operating activities; and (3) amounts borrowed from the 2021 JPMorgan Credit Agreement after repayment of the 2020 Antara Term Facility. In addition, management has recently implemented efficiencies in working capital that are designed to increase our cash balances.

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
2. ACCOUNTING POLICIES
CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation, including the classification of Selling, general and administrative expenses and Investigation, proxy solicitation and restatement expenses on the Consolidated Statements of Operations as more fully described in Note 20.

In connection with the preparation of the condensed consolidated financial statements for the three months ended December 31, 2019, the Company identified certain adjustments that are required to be made to its fiscal year 2019 interim and annual financial statements. As a result, the Company has revised in this filing certain prior year interim amounts in Note 20 and annual amounts in its consolidated balance sheets, statements of operations and statements of cash flows and related disclosures. Such adjustments resulted in a $0.7 million decrease in net loss for the three months ended June 30, 2019 and a $2.1 million decrease in net loss for the year ended June 30, 2019. The Company does not believe these adjustments are material to the previously issued financial statements.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
CASH AND CASH EQUIVALENTS
Cash equivalents represent all highly liquid investments with original maturities of three months or less from time of purchase. Cash equivalents are comprised of money market funds. The Company maintains its cash in bank deposit accounts where accounts may exceed federally insured limits at times. The Company deems this credit risk not to be significant as cash is held at well-capitalized financial institutions in the U.S.

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
The allowance is determined through an analysis of various factors including the financial condition of the customer, the aging of the accounts receivable, the strength of the relationship with the customer, the capacity of the customer transaction fund flow to satisfy the amount due from the customer, and an assessment of collection costs and other factors. The allowance for doubtful accounts receivable is management’s best estimate as of the respective reporting date. The Company writes off receivable balances against the allowance for doubtful accounts when management determines the balance is uncollectible and the Company ceases collection efforts. Management believes that the allowance recorded is adequate to provide for its estimated credit losses.
FINANCE RECEIVABLES
The Company offers extended payment terms to certain customers for equipment sales under its Quick Start Program. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification® (“ASC”) Topic 842, “Leases”, agreements under the Quick Start Program qualify for sales-type lease accounting. Accordingly, the future minimum lease payments are classified as finance receivables in the Company’s consolidated balance sheets. Finance receivables or Quick Start leases are generally for a sixty month term. Finance receivables are carried at their contractual amount net of allowance of credit losses when management determines that it is probable a loss has been incurred. Finance receivables are charged off against the allowance for credit losses when management determines that the finance receivables are uncollectible and the Company ceases collection efforts. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.
INVENTORY, NET
Inventory consists of finished goods. The company's inventories are valued at the lower of cost or net realizable value, generally using a weighted-average cost method.
The Company establishes allowances for slow-moving inventory based upon quality considerations and assumptions about future demand and market conditions.
PROPERTY AND EQUIPMENT, NET
Property and equipment are recorded at either cost or, in the instance of an acquisition, the estimated fair value on the date of the acquisition, and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term. Depreciation expense on our property and equipment, excluding property and equipment used for rentals, is included in “Depreciation and amortization” in the Consolidated Statements of Operations. Depreciation expense on our property and equipment used for rentals is included in “Cost of services” in the Consolidated Statements of Operations. Additions and improvements that extend the estimated lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred.
GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. Under ASC 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. We test goodwill for impairment by comparing the fair value of our reporting unit to its carrying value using a market approach. An impairment charge is recognized for the amount by which, if any, the carrying value exceeds the reporting unit’s fair value. However, the loss recognized cannot exceed the reporting unit’s goodwill balance. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill during the years ended June 30, 2020, 2019, or 2018.
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
There were no indefinite-lived intangible assets at June 30, 2020 or 2019.
LONG-LIVED ASSETS
The Company reviews its definite lived long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.
Definite lived long-lived assets are reported as held for sale when management commits to a plan to sell the asset or disposal group, the asset or disposal group is available for immediate sale and is being actively marketed for sale at a price that is reasonable in relation to its current fair value, an active program to sell has been initiated, the sale of the asset or disposal group is probable and is expected to qualify for recognition as a sale within one year, and it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are not depreciated or amortized and the assets are reported at the lower of carrying value or fair value less costs to sell.
The Company has concluded that the carrying amount of definite lived long-lived assets is recoverable as of June 30, 2020 and 2019.
FAIR VALUE OF FINANCIAL INSTRUMENTS

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
CONCENTRATION OF RISKS
Concentration of revenue with customers subject the Company to operating risks. Approximately 16%, 17% and 16% of the Company’s revenue for the years ended June 30, 2020, 2019 and 2018, respectively, were concentrated with one customer. The Company’s customers are principally located in the United States.
REVENUE RECOGNITION
On July 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers using the modified retrospective transition method to all open contracts with customers that were not completed as of June 30, 2018. Results for reporting periods beginning after July 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic revenue recognition methodology under ASC 605.
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
Equipment sales represent a separate performance obligation, the majority of which is satisfied at a point in time through outright sales or sales-type leases (ASC 840 for years ended June 30, 2019 and prior and ASC 842 for years after) when the equipment is delivered to the customer. Revenues related to JumpStart equipment are recognized over time as the customer obtains the right to use the equipment through an operating lease. Clients are billed for equipment sales on a monthly basis, with payment due based on the Company’s standard payment terms which is typically within 30 to 60 days of invoice issuance.
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease Right-of-Use (“ROU”) assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is the collateralized rate of interest that we would pay to borrow over a similar term an amount equal to the lease payments, based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. USAT has lease agreements with lease and non-lease components. The Company elected the practical expedient related to treating lease and non-lease components as a single lease component for all leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred.
Lessor Accounting
Lessor accounting remained substantially unchanged with the adoption of Topic 842. The Company offers its customers financing for the lease of our POS electronic payment devices. We account for these transactions as sales-type leases. Our sales-type leases generally have a non-cancellable term of 60 months. Certain leases contain an end-of-term purchase option that is generally insignificant and is reasonably certain to be exercised by the lessee. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases, typically our JumpStart program leases. JumpStart terms are typically 36 months and are cancellable with 30 to 60 days' written notice.

The Company also elected the practical expedient related to treating lease and non-lease components as a single component for those leases where the timing and pattern of transfer for the non-lease component and associated lease component are the same and the stand-alone lease component would be classified as an operating lease if accounted for separately. The combined component is then accounted for under Topic 606 or Topic 842 depending on the predominant characteristic of the combined component, which was Topic 606 for the Company's operating leases. All QuickStart leases are sales-type and do not qualify for the election.
Lessor consideration is allocated between lease components and the non-lease components using the requirements under Topic 606. Revenue from sales-type leases is recognized upon shipment to the customer and the interest portion is deferred and recognized as earned. The revenues related to the sales-type leases are included in Equipment sales in the Consolidated Statements of Operations and a portion of the lease payments as interest income. Revenue from operating leases is recognized ratably over the applicable service period with service fee revenue related to the leases included in License and transaction fees in the Consolidated Statements of Operations.
SHIPPING AND HANDLING
Shipping and handling fees billed to our customers in connection with sales are recorded as revenue. The costs incurred for shipping and handling of our product are recorded as cost of equipment.
RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses are expensed as incurred and primarily consist of personnel, contractors and product development costs. Research and development expenses, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations, were approximately $3.8 million, $4.6 million and $1.3 million, for the fiscal years ended June 30, 2020, 2019, and 2018, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.
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
Tax positions must meet a “more-likely-than-not” recognition threshold to be recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. Interest and penalties related to uncertain tax positions incurred during the fiscal years ended June 30, 2020, 2019, and 2018 were immaterial.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years ended June 30, 2017 through June 30, 2020 remain open to examination by taxing jurisdictions to which the Company is subject.  While the statute of limitations has expired for years prior to the year ended June 30, 2017, changes in reported losses for those years could be made examination by tax authorities to the extent that operating loss carryforwards from those prior years impact upon taxable income in current years. As of June 30, 2020, the Company did not have any income tax examinations in process.

EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effects of common stock equivalents unless the effects of such common stock equivalents are anti-dilutive. For the years ended June 30, 2020, 2019 and 2018, no effect for common stock equivalents was considered in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting pronouncements adopted

ASC Topic 842 - Leases

On July 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method applying the guidance to leases existing as of the effective date. Topic 842 requires, among other items, lessees to recognize an ROU asset and a related lease liability for most leases on the balance sheet. Lessees and lessors are required to disclose quantitative and qualitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company determined that there was no cumulative effect adjustment to beginning retained earnings on the consolidated balance sheet. We will continue to report periods prior to July 1, 2019 in our financial statements under prior guidance as outlined in Topic 840.

The Company’s adoption of Topic 842 resulted in an increase in the Company’s assets and liabilities of approximately $3.9 million at July 1, 2019, and did not have a material impact to the Company’s consolidated statements of operations or its consolidated statements of cash flows. Further, there was no impact on the Company’s covenant compliance under its then-current debt agreements as a result of the adoption of Topic 842. The Company elected the package of practical expedients included in this guidance, which allowed it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and, (iii) the initial direct costs for existing leases.

ASU 2018-07 - Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting

On July 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.” The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.

ASU 2018-09 - Codification Improvements
On July 1, 2019, the Company adopted ASU No. 2018-09, “Codification Improvements”. These amendments provide clarifications and corrections to certain ASC subtopics including “Compensation - Stock Compensation - Income Taxes” (Topic 718-740), “Business Combinations - Income Taxes” (Topic 805-740) and “Fair Value Measurement - Overall” (Topic 820-10). The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
Accounting pronouncements to be adopted
The Company is evaluating whether the effects of the following recent accounting pronouncements, or any other recently issued but not yet effective accounting standards, will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ASC Topic 326 - Credit Losses
The FASB issued Topic 326, “Financial Instruments-Credit Losses.” The new guidance requires companies to record an allowance for expected credit losses over the contractual term of financial assets, including, but not limited to, trade and lease receivables, and expands disclosure requirements for credit quality of financial assets. This pronouncement will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption of the new standard on July 1, 2020, we began recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to our financial assets. The Company expects that the adoption of this ASU will not have a material impact on its consolidated financial statements.

ASU 2018-15 - Intangibles—Goodwill and Other (Topic 350): Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning July 1, 2020. The Company expects that the adoption of this ASU will not have a material impact on its consolidated financial statements.

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company does not expect the changes to have a material impact on its financial statements.

3. LEASES
Lessee accounting
At June 30, 2020, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Classification	As of June 30, 2020

Assets
Operating leases	Operating lease right-of-use assets	$5,603
Finance leases	Property and equipment, net	48

Liabilities
Current:
Operating leases	Accrued expenses	1,075
Finance leases	Finance lease obligations and current obligations under long-term debt	42

Non-current:
Operating leases	Operating lease liabilities, non-current	4,749
Finance leases	Finance lease obligations and long-term debt, less current portion	$18

Components of lease cost are as follows:

($ in thousands)	Year ended June 30, 2020

Finance lease costs:
Amortization of ROU assets	$103
Interest on lease assets	10
Operating lease costs*	2,525
Total	$2,638
* Includes short-term lease and variable lease costs, which are not material.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Year ended June 30, 2020

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$91
Operating cash flows from finance leases	10
Operating cash flows from operating leases	1,784

Non-cash activity
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	12
Operating lease liabilities	$3,384

Weighted-average remaining lease term and discount rate for our leases are as follows:

Year ended June 30, 2020
Weighted-average remaining lease term (years)
Finance leases	1.4
Operating leases	5.2

Weighted-average discount rate
Finance leases	10.0%
Operating leases	6.8%

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases	Finance Leases
2021	$1,440	$46
2022	1,461	16
2023	1,493	2
2024	1,030	1
2025	627	—
Thereafter	893	—
Total lease payments	$6,944	$65
Less: Imputed interest	(1,120)	(5)
Present value of lease liabilities	$5,824	$60

Prior Year Disclosures
As we have not restated prior year information related to the adoption of ASC 842, certain prior year disclosures are reported under ASC 840 guidance.
Rent expense for operating leases was approximately $1.6 million and $1.2 million for the years ended June 30, 2019 and 2018, respectively.
At June 30, 2019, capital lease obligations were $0.1 million. The total for gross assets under capital leases was approximately $2.4 million and accumulated amortization totaled $2.4 million as of June 30, 2019. Capital lease amortization of $0.1 million and $0.4 million is included in depreciation expense for the years ended June 30, 2019 and 2018, respectively.
The Company's future minimum lease commitments as of June 30, 2019, under ASC Topic 840 are as follows:

($ in thousands)	Operating Leases	Capital Leases
2020	$1,326	$106
2021	1,151	34
2022	1,180	12
2023	1,208	1
2024	859	1
Thereafter	1,550	—
Total minimum lease payments	$7,274	$154
Less: interest		(14)
Present value of minimum lease payments, net		140
Less: current obligations under capital leases		(106)
Obligations under capital leases, noncurrent		$34

Lessor accounting
Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	June 30, 2020	June 30, 2019
Cost	$32,445	36,190
Accumulated depreciation	(27,745)	(30,473)
Net	$4,700	$5,717

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of June 30, 2020 are disclosed within Note 8 - Finance Receivables.
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
The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of June 30, 2020

2021	$12,437
2022	10,836
2023	8,695
2024	4,478
2025 and thereafter	1,184
Total	$37,630

Contract Liabilities
The Company's contract liability (i.e., deferred revenue) balances are as follows:

	Year ended June 30,
($ in thousands)	2020	2019

Deferred revenue, beginning of the period	$1,681	$511
Plus: adjustment for adoption of ASC 606	—	1,303
Deferred revenue, beginning of the period, as adjusted	1,681	1,814
Deferred revenue, end of the period	1,698	1,681
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	777	306

The change in the contract liabilities year-over-year is primarily the result of timing difference between the Company's satisfaction of a performance obligation and payment from the customer.
Contract Costs
At June 30, 2020, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $1.8 million included in Other noncurrent assets on the Consolidated Balance Sheet. None of these capitalized contract costs were impaired. During the year ended June 30, 2020, amortization of capitalized contract costs was $0.5 million.
At June 30, 2019, the Company had net capitalized costs to obtain contracts of $0.3 million included in Prepaid expenses and other current assets and $1.5 million included in Other noncurrent assets on the Consolidated Balance Sheet. None of these capitalized contract costs were impaired. During the year ended June 30, 2019, amortization of capitalized contract costs was $0.3 million.
5. ACQUISITION
CANTALOUPE SYSTEMS, INC.
On November 9, 2017, the Company acquired all of the outstanding equity interests of Cantaloupe Systems, Inc. ("Cantaloupe") pursuant to the Merger Agreement, for $88.2 million in aggregate consideration. Cantaloupe is a premier provider of cloud and mobile solutions for vending, micro markets, and office coffee services.
The acquisition expanded the Company’s existing platform to become an end-to-end enterprise platform integrating Cantaloupe’s Seed Cloud which provides cloud and mobile solutions for dynamic route scheduling, automated pre-kitting, responsive merchandising, inventory management, warehouse and accounting management, as well as cashless vending. In addition to new technology and services, due to Cantaloupe’s existing customer base, the acquisition expands the Company’s footprint into new markets.
The fair value of the purchase price consideration consisted of the following:

($ in thousands)
Cash consideration, net of cash acquired	$65,181
USAT shares issued as stock consideration	23,279
Post-closing adjustment for working capital	(253)
Total consideration	$88,207

The Company financed a portion of the purchase price with proceeds from a $25.0 million term loan and $10.0 million of borrowings under a line of credit, provided by JPMorgan, for an aggregate principal amount of $35.0 million. Refer to Note 12 for additional details.
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

The following table summarizes the fair value of total consideration transferred to the holders of all the outstanding equity interests of Cantaloupe at the acquisition date of November 9, 2017:

($ in thousands)	November 9, 2017
Accounts receivable	$2,897
Finance receivables	2,332
Inventory	282
Prepaid expense and other current assets	646
Finance receivables due after one year	3,603
Other assets	50
Property and equipment	1,610
Intangible assets	30,800
Total assets acquired	42,220
Accounts payable	(1,591)
Accrued expenses	(2,401)
Deferred revenue	(518)
Capital lease obligations and current obligations under long-term debt	(666)
Capital lease obligations and long-term debt, less current portion	(1,134)
Deferred income tax liabilities	(157)
Total identifiable net assets	35,753
Goodwill	52,454
Total fair value	$88,207

Amounts allocated to intangible assets included $18.9 million related to customer relationships, $10.3 million related to developed technology, and $1.6 million related to trade names. The fair value of the acquired customer relationships was determined using the excess earnings method. The fair value of both the acquired developed technology and the acquired trade names was determined using the relief from royalty method. The estimated useful life of the acquired intangible assets ranged from 6 to 18 years, with a weighted average estimated useful life of 13 years. The related amortization is recorded on a straight-line basis.
Goodwill of $52.5 million arising from the acquisition includes the expected synergies between Cantaloupe and the Company, the value of the employee workforce, and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is not deductible for income tax purposes, was assigned to the Company’s only reporting unit.
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

The pro forma results include adjustments for the purchase accounting impact of the Cantaloupe acquisition (including, but not limited to, amortization associated with the acquired intangible assets, and the interest expense and amortization of debt issuance costs associated with the term loan and line of credit with JPMorgan that were used to finance a portion of the purchase price, along with the related tax impacts) and the alignment of accounting policies. Other material non-recurring adjustments are reflected in the pro forma and described below:

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
6. RESTRUCTURING/INTEGRATION COSTS
Subsequent to the Cantaloupe acquisition, the Company initiated workforce reductions to integrate the Cantaloupe business for which costs totaled $2.1 million for the year ended June 30, 2018. The Company included these charges under “Integration and acquisition costs” within the Consolidated Statements of Operations, with the remaining outstanding balance included within “Accrued expenses” on the Consolidated Balance Sheet. All amounts were paid as of June 30, 2020.
No additional material severance activity related to the integration of the Cantaloupe business was recorded in fiscal year 2020. The following table summarizes the Company's severance activity for the years ended June 30, 2020, 2019, and 2018 related to the workforce reductions to integrate the Cantaloupe business:

($ in thousands)	Workforce reduction
Balance at July 1, 2017	$—
Plus: additions	2,122
Less: cash payments	(1,102)
Balance at June 30, 2018	1,020
Plus: additions	266
Less: cash payments	(1,111)
Balance at June 30, 2019	$175
Plus: additions	35
Less: cash payments	(210)
Balance at June 30, 2020	$—

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

	Year ended June 30,
($ in thousands, except per share data)	2020	2019	2018

Numerator for basic and diluted loss per share
Net loss	$(40,595)	$(29,882)	$(11,284)
Preferred dividends	(668)	(668)	(668)
Net loss available to common shareholders	$(41,263)	$(30,550)	$(11,952)

Denominator for basic loss per share - Weighted average shares outstanding	62,980,193	60,061,243	51,840,518
Effect of dilutive potential common shares	—	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	62,980,193	60,061,243	51,840,518

Basic loss per share	$(0.66)	$(0.51)	$(0.23)
Diluted loss per share	$(0.66)	$(0.51)	$(0.23)

Antidilutive shares excluded from the calculation of diluted loss per share were 2,779,222, 1,297,073, and 1,134,845 for the years ended June 30, 2020, 2019 and 2018, respectively.
8. FINANCE RECEIVABLES
The Company’s finance receivables consist of financed devices under the QuickStart program and Cantaloupe devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty month sales-type leases. As of June 30, 2020 and 2019, finance receivables consist of the following:

	As of June 30,
($ in thousands)	2020	2019

Current finance receivables, net	$7,468	$6,727
Finance receivables due after one year, net	11,213	12,642
Total finance receivables, net of allowance of $150 and $606, respectively	$18,681	$19,369

The Company routinely evaluates outstanding finance receivables for impairment based on past due balances or accounts otherwise determined to be at a higher risk of loss. A finance receivable is classified as nonperforming if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled.
At June 30, 2020 and 2019, credit quality indicators consisted of the following:

	As of June 30,
($ in thousands)	2020	2019

Performing	$18,681	$19,369
Nonperforming	150	606
Gross finance receivables	$18,831	$19,975

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

	As of June 30, 2020			As of June 30, 2019
($ in thousands)	Deferred Payment Arrangements / Timing	Other Finance Receivables	Total	Deferred Payment Arrangements / Timing	Other Finance Receivables	Total

Current	$17,534	$27	$17,561	$18,780	$353	$19,133
30 days and under	168	100	268	178	12	190
31 - 60 days	28	12	40	38	11	49
61 - 90 days	103	35	138	135	11	146
Greater than 90 days	566	258	824	238	219	457
Total finance receivables	$18,399	$432	$18,831	$19,369	$606	$19,975

Cash to be collected on our performing finance receivables due for each of the fiscal years after June 30, 2020 are as follows:

($ in thousands)

2021	$9,129
2022	5,627
2023	4,237
2024	2,459
2025	886
Total amounts to be collected	$22,338
Less: interest	(3,507)
Less: allowance for nonperforming receivables	(150)
Total finance receivables	$18,681

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

9. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

		As of June 30, 2020
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$6,555	$(6,183)	$372
Internal-use software	3-5 years	3,744	(1,344)	2,400
Property and equipment used for rental program	5 years	32,445	(27,745)	4,700
Furniture and equipment	3-7 years	1,554	(1,252)	302
Leasehold improvements	(1)	286	(188)	98
		$44,584	$(36,712)	$7,872

		As of June 30, 2019
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$6,745	$(5,840)	$905
Internal-use software	3-5 years	3,126	(716)	2,410
Property and equipment used for rental program	5 years	36,190	(30,473)	5,717
Furniture and equipment	3-7 years	1,543	(1,116)	427
Leasehold improvements	(1)	286	(155)	131
		$47,890	$(38,300)	$9,590

___________________________________

(1)	Lesser of lease term or estimated useful life
Total depreciation expense for the years ended June 30, 2020, 2019, and 2018 was $3.9 million, $4.4 million and $5.7 million, respectively. Depreciation expense allocated within our cost of sales for rental equipment was $2.7 million, $3.1 million, and $4.6 million for the years ended June 30, 2020, 2019, and 2018, respectively.
10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible asset balances consisted of the following:

	As of June 30, 2020			Amortization Period
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(699)	996	3 - 7 years
Developed technology	10,939	(5,110)	5,829	5 - 6 years
Customer relationships	19,049	(2,841)	16,208	10 - 18 years
Total intangible assets	$31,685	$(8,652)	$23,033
Goodwill	63,945	—	63,945	Indefinite
Total intangible assets and goodwill	$95,630	$(8,652)	$86,978

	As of June 30, 2019			Amortization Period
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(470)	1,225	3 - 7 years
Developed technology	10,939	(3,266)	7,673	5 - 6 years
Customer relationships	19,049	(1,776)	17,273	10 - 18 years
Total intangible assets	$31,685	$(5,514)	$26,171
Goodwill	63,945	—	63,945	Indefinite
Total intangible assets and goodwill	$95,630	$(5,514)	$90,116

For the years ended June 30, 2020, 2019 and 2018, amortization expense related to intangible assets was $3.1 million, $3.2 million and $2.1 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 11.8 years as of June 30, 2020, of which the weighted-average remaining useful life for the brand and tradenames was 4.3 years, for the developed technology was 3.3 years, and for the customer relationships was 15.3 years.
Estimated annual amortization expense for intangible assets is as follows (in thousands):

2021	$3,074
2022	3,010
2023	3,010
2024	1,909
2025	1,147
Thereafter	10,883
$23,033

11. ACCRUED EXPENSES
Accrued expenses consisted of the following as of June 30, 2020 and 2019:

	As of June 30,
($ in thousands)	2020	2019

Accrued sales tax	$20,036	$16,559
Accrued compensation and related sales commissions	2,757	2,139
Operating lease liabilities - current	1,075	—
Accrued professional fees	924	2,872
Income taxes payable	123	254
Accrued other taxes and filing fees	220	209
Accrued other, including settlement of shareholder class action lawsuit	5,130	1,672
Total accrued expenses	30,265	23,705

12. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of June 30, 2020 and 2019 consisted of the following:

	As of June 30,
($ in thousands)	2020	2019

2020 Antara Term Facility	$15,000	$—
2018 JPMorgan Revolving Credit Facility	$—	$10,000
2018 JPMorgan Term Loan	—	1,458
Other, including finance lease obligations	3,358	1,323
Less: unamortized issuance costs and debt discount	(2,595)	(8)
Total	15,763	12,773
Less: debt and other financing arrangements, current	(3,328)	(12,497)
Debt and other financing arrangements, noncurrent	$12,435	$276
Details of interest expense presented on the Consolidated Statements of Operations are as follows:

	Year ended June 30,
($ in thousands)	2020	2019	2018
2020 Antara Term Facility	$1,218	$—	$—
Heritage Line of Credit	$—	$—	$203
2018 JPMorgan Revolving Credit Facility	303	658	449
2018 JPMorgan Term Loan	160	1,232	892
Other interest expense	916	1,102	1,561
Total interest expense	$2,597	$2,992	$3,105

Term Facility with Antara
On October 9, 2019, the Company entered into a commitment letter with Antara Capital Master Fund LP (“Antara”), pursuant to which Antara committed to extend to the Company a $30.0 million senior secured term loan facility (“2020 Antara Term Facility”). On October 31, 2019, the Company entered into a Financing Agreement with Antara to draw $15.0 million on the 2020 Antara Term Facility and agreed to draw an additional $15.0 million at any time between July 31, 2020 and April 30, 2021, subject to the terms of the Financing Agreement. If the Company fails to make the subsequent draw on the Term Facility by April 30, 2021, the Company shall pay Antara a commitment termination fee equal to 3% of the subsequent draw commitment. The outstanding amount of the draws under the 2020 Antara Term Facility bore interest at 9.75% per annum, payable monthly in arrears. The proceeds of the initial draw were used to repay the outstanding balance of the 2018 Revolving Credit Facility (as defined below) due to JPMorgan. in the amount of $10.1 million, including accrued interest, and to pay transaction expenses. As of June 30, 2020, the Company was in compliance with its capital expenditures financial covenant. As of June 30, 2020, the Company was not in compliance with the minimum fixed charge coverage ratio and the minimum consolidated EBITDA of its 2020 Antara Term Facility.

As discussed in Note 14, on October 9, 2019, the Company also sold shares of the Company’s common stock to Antara at a price below market value. Since the 2020 Antara Term Facility and equity issuance were negotiated in contemplation of each other and executed within a short period of time, the Company evaluated the debt and equity financing as a combined arrangement, and estimated the fair values of the debt and equity components to allocate the proceeds, net of the registration rights agreement liability (Note 14) on a relative fair value basis between the debt and equity components. The non-lender fees incurred to establish the debt and equity financing arrangement were allocated to the debt and equity components on a relative fair value basis and capitalized on the Company’s balance sheet. $0.9 million was allocated to debt issuance costs and $0.1 million was allocated to debt commitment fees. The 2020 Antara Term Facility agreement also contained a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The allocation of the proceeds to the debt component and the bifurcation of the embedded derivative liability resulted in a $2.1 million debt discount.

The Company would incur a prepayment premium of 5% of the principal balance if prepaid on or prior to December 31, 2020. As of June 30, 2020, the Company intended to prepay the principal amount outstanding on the 2020 Antara Term Facility. The Company recorded a liability for the commitment termination fee and prepayment premium for $1.2 million as of June 30, 2020. The Company classified the commitment termination fee and prepayment premium as current liabilities as of June 30, 2020. See Note 13 for additional information about the prepayment feature that was determined to be an embedded derivative. In addition, all of the Company's unamortized issuance costs and debt discount related to the 2020 Antara Term Facility will be recognized as interest expense during the fiscal quarter ended September 30, 2020, which as of June 30, 2020 was $2.6 million. On August 14, 2020, the Company repaid all amounts outstanding under the 2020 Antara Term Facility and entered into the 2021 JPMorgan Credit Agreement”) with JPMorgan. See Note 21 for additional information about the 2021 JPMorgan Credit Agreement.
Revolving Credit Facility and Term Loan with JPMorgan Chase
On November 9, 2017, in connection with the acquisition of Cantaloupe, the Company entered into a five year credit agreement among the Company, as the borrower, its subsidiaries, as guarantors, and JPMorgan, as the lender and administrative agent for the lender (the “Lender”), pursuant to which the Lender (i) made a $25 million term loan (“2018 JPMorgan Term Loan”) to the Company and (ii) provided the Company with a line of credit (“2018 JPMorgan Revolving Credit Facility”) under which the Company may borrow revolving credit loans in an aggregate principal amount not to exceed $12.5 million at any time.
The proceeds of the 2018 JPMorgan Term Loan and borrowings under the 2018 JPMorgan Revolving Credit Facility, in an aggregate principal amount equal to $35.0 million, were used by the Company to finance a portion of the purchase price for the acquisition of Cantaloupe ($27.8 million) and repay existing indebtedness to Heritage Bank of Commerce ($7.2 million). All advances under the 2018 JPMorgan Revolving Credit Facility and all other obligations were required to be paid in full at maturity on November 9, 2022.
Loans under the five year credit agreement bore interest, at the Company's option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Company's total leverage ratio as of the last day of each fiscal quarter. The applicable interest rate on the loans for the year to date ended October 31, 2019 was LIBOR plus 4%. The 2018 JPMorgan Term Loan and 2018 JPMorgan Revolving Credit Facility contained customary representations and warranties and affirmative and negative covenants and required the Company to maintain a minimum quarterly total leverage ratio and fixed charge coverage ratio. The 2018 JPMorgan Term Loan and 2018 JPMorgan Revolving Credit Facility also required the Company to furnish various financial information on a quarterly and annual basis. As of June 30, 2019, the Company was not in compliance with the fixed charge coverage ratio and the total leverage ratio, which represented an event of default under the credit agreement and the Company classified all amounts outstanding under the 2018 JPMorgan Term Loan and 2018 JPMorgan Revolving Credit Facility as current liabilities as of June 30, 2019.

Due to the Company's delay in filing its periodic reports, between September 28, 2018, and September 30, 2019, the parties entered into various agreements to provide for the extension of the delivery of the Company’s financial information required under the terms of the credit agreement. In connection with these agreements, the Company incurred extension fees due to the lender, totaling $0.2 million, between September 28, 2018 and September 30, 2019. Additionally, during the quarter ended March 31, 2019, the Company prepaid $20.0 million of the balance outstanding under the 2018 JPMorgan Term Loan, and on September 30, 2019, the Company prepaid the remaining principal balance of the 2018 JPMorgan Term Loan of $1.5 million and agreed to permanently reduce the amount available under the 2018 JPMorgan Revolving Credit Facility to $10 million which represented the outstanding balance on the date thereof. On October 31, 2019, the Company repaid the outstanding balance on the 2018 JPMorgan Revolving Credit Facility.

Heritage Line of Credit
In March 2016, the Company entered into a Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Bank”), providing for a secured revolving line of credit in an amount of up to $12.0 million (the “Heritage Line of Credit”) at an interest rate calculated based on the Federal Reserve’s Prime plus 2.25%. On November 9, 2017, the Company paid all amounts due on the Loan and Security Agreement with Heritage Bank of Commerce. The Company recorded a charge of $0.1 million to write-off any remaining debt issuance costs related to the Heritage Line of Credit to interest expense in the quarter ending December 31, 2017. Pursuant to such payment, all commitments of Heritage Bank of Commerce were terminated, and the Heritage Loan and Security Agreement was terminated.
Other Long-Term Borrowings
In connection with the acquisition of Cantaloupe, the Company assumed debt of $1.8 million with an outstanding balance of $0.2 million and $0.8 million as of June 30, 2020 and 2019, respectively, comprised of; (1) $0.2 million of promissory notes as of June 30, 2019 bearing an interest rate of 5% that matured on April 5, 2020, (2) $0.2 million and $0.4 million of promissory notes as of June 30, 2020 and 2019 bearing an interest rate of 10% and maturing on April 1, 2021 with principal and interest payments due quarterly and (3) $0.1 million of promissory notes as of June 30, 2019 bearing an interest rate of 12% that matured on December 15, 2019.
In the fourth quarter of fiscal year 2020, we received loan proceeds of approximately $3.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We intend to use the PPP Loan in accordance with the provisions of the CARES Act. The loan bears a fixed interest rate of 1% over a two year term from the approval date of April 28, 2020. The application for these funds required the Company to, in good faith, to certify that the current economic uncertainty caused by COVID-19 made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.
The expected maturities associated with the Company’s outstanding debt and other financing arrangements (excluding finance lease obligations) as of June 30, 2020, were as follows:

2021	$4,486
2022	10
2023	3
2024	—
2025	15,000
Thereafter	—
$19,499

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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
The Company's embedded derivative liability was measured at fair value using a probability-weighted discounted cash flow model and was classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The liability was included as a component of Accrued expenses on the consolidated balance sheets and subject to remeasurement to fair value at the end of each reporting period. For the year ended June 30, 2020, the Company recognized the change as a component of Interest expense in its consolidated statements of operations. The assumptions used in the discounted cash flow model of the embedded derivative liability include: (1) management's estimates of the probability and timing of future cash flows and related events which was estimated to be 100% as of June 30, 2020; (2) the Company's risk-adjusted discount rate that includes a company-specific risk premium; and (3) the Company's cost of debt.
There were no transfers between Level 1, Level 2, and Level 3 during the periods presented. The following table provides a reconciliation for the opening and closing balances of the embedded derivative liability from October 31, 2019 to June 30, 2020:

($ in millions)
Balance at October 31, 2019	$1.5
Net change in fair value	—
Balance at December 31, 2019	1.5
Net change in fair value	(1.1)
Balance at March 31, 2020	0.4
Net change in fair value	0.4
Balance at June 30, 2020	$0.8

The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of June 30, 2019. The fair value of the Company’s obligations under its long-term debt agreements with JPMorgan Chase as of June 30, 2019 were considered Level 2 liabilities of the fair value hierarchy because these instruments have interest rates that reset frequently. As of June 30, 2020, the Company was in active negotiations to refinance its 2020 Antara Term Facility, which were successfully completed on August 14, 2020. At June 30, 2020, the fair value of the Company’s obligations under its 2020 Antara Term Facility was approximately $15.8 million, which approximates the face value of the debt plus the prepayment premium discussed in Note 12, and considered a Level 3 liability of the fair value hierarchy because this instrument used significant unobservable inputs consistent with those used in determining the embedded derivative liability values.
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
On November 6, 2017, the Company entered into a Merger Agreement with Cantaloupe for cash and 3,423,367 shares of the Company’s stock valued at $23.3 million. Refer to Note 5 for details on the Merger Agreement.
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

On October 9, 2019, the Company sold to Antara 3,800,000 shares of the Company’s common stock at a below market value price of $5.25 per share for gross cash proceeds of $20.0 million. Since the 2020 Antara Term Facility and equity issuance were negotiated in contemplation of each other and executed within a short period of time, the Company evaluated the debt and equity financing as a combined arrangement, and estimated the fair values of the debt and equity components to allocate the total proceeds on a relative fair value basis between the debt and equity components, resulting in a $17.9 million allocation to equity, less $1.1 million in issuance fees allocated to the equity component on a relative fair value basis.

On June 29, 2020, the Board of Directors of the Company (the “Board”) unanimously approved the reimbursement of $4.5 million of the third party costs and expenses incurred by Hudson Executive Capital LP (“Hudson Executive”) in connection with its proxy solicitation (the “Reimbursement”). The Board determined to pay the Reimbursement in the form of shares of common stock, no par value, of the Company (“Common Stock”), with the value of the Common Stock calculated based on the average of the high and low trading price on the date of Board approval.  On June 30, 2020, the Company issued 635,593 shares of Common Stock to funds managed by Hudson Executive in satisfaction of the Reimbursement.

REGISTRATION RIGHTS AGREEMENT

In connection with the Stock Purchase Agreement on October 9, 2019 with Antara, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Antara, pursuant to which the Company agreed, at its expense, to file a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares by Antara (the “Registration Statement”).

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
The benefit (provision) for income taxes for the years ended June 30, 2020, 2019 and 2018 is comprised of the following:

	Year ended June 30,
($ in thousands)	2020	2019	2018
Current:
Federal	$126	$—	$(22)
State	(57)	(269)	(60)
Total current	69	(269)	(82)
Deferred:
Federal	(156)	(11)	183
State	86	18	—
Total deferred	(70)	7	183
Total income tax (provision) benefit	$(1)	$(262)	$101

On March 27, 2020, in response to COVID-19 and its detrimental impact to the global economy, President Trump signed the CARES Act into law, which provides a stimulus to the U.S. economy in the form of various individual and business assistance programs as well as temporary changes to existing tax law.  The changes to the provision in business tax laws include a five-year net operating loss carryback for the 2018, 2019 and 2020 tax years, a deferral of the employer’s portion of the social security tax, and an increase in the interest expense limitation under Section 163(j) from 30% to 50% for the 2019 and 2020 tax years, among other things. The CARES Act did not have a material impact on the Company’s income taxes. The Company will continue to monitor for additional legislation related to COVID-19 and its impact on our results of operations.
On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was signed into law. Substantially all of the provisions of the Act are effective for taxable years beginning after December 31, 2017. The Act includes significant changes to the Internal Revenue Code of 1986 (as amended, the “Code”), including amendments which significantly change the taxation of individuals and business entities. The Act contains numerous provisions impacting the Company, the most significant of which reduces the Federal corporate statutory tax rate from 34% to 21%, as well as the elimination of the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized, the creation of a new limitation on deductible interest expense, and the change in rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The various provisions under the Act deemed most relevant to the Company have been considered in preparation of its financial statements as of June 30, 2020 and 2019. To the extent that clarifications or interpretations materialize in the future that would impact upon the effects of the Act incorporated into the June 30, 2020 and 2019 financial statements, those effects will be reflected in the future as or if they materialize.
The benefit for income taxes for the year ended June 30, 2018 was $0.1 million, which included a benefit of $0.1 million due to the ability to recognize additional deferred tax assets related to the Company's alternative minimum tax credit as a result of the Act.
A reconciliation of the benefit (provision) for income taxes for the years ended June 30, 2020, 2019 and 2018 to the indicated benefit (provision) based on income (loss) before benefit (provision) for income taxes at the federal statutory rate of 21.0% for the fiscal year ended June 30, 2020 and for the fiscal year ended June 30, 2019 and 27.5% for the fiscal year ended June 30, 2018 is as follows:

	Year ended June 30,
($ in thousands)	2020	2019	2018
Indicated benefit (provision) at federal statutory rate	$8,514	$6,671	$3,131
Effects of permanent differences
Stock compensation	(226)	(140)	(46)
Acquisition related costs	—	—	(759)
Other permanent differences	(106)	(76)	(157)
State income taxes, net of federal benefit	1,393	663	448
Changes related to prior years	489	—	(7)
Changes in valuation allowances	(10,139)	(7,319)	(2,544)
Other	74	(61)	35
	$(1)	$(262)	$101

At June 30, 2020, the Company had federal and state operating loss carryforwards of approximately $182 million and $221 million, respectively, to offset future taxable income. The timing and extent to which the Company can utilize operating loss carryforwards in any year may be limited because of provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). Federal and state operating loss carryforwards start to expire in 2022 and certain state operating loss carryforwards are currently expiring.
The net deferred tax assets arose primarily from net operating loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	As of June 30,
($ in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$45,670	$38,486
Asset reserves	8,534	7,211
Deferred research and development	1,625	1,448
Stock-based compensation	668	418
Other	1,485	983
	57,982	48,546
Deferred tax liabilities:
Intangibles	(5,566)	(6,203)
Deferred tax assets, net	52,416	42,343
Valuation allowance	(52,553)	(42,414)
Deferred tax liabilities	$(137)	$(71)

As of June 30, 2020, the Company had total unrecognized income tax benefits of $0.2 million related to its nexus in certain state tax jurisdictions. If recognized in future years, $0.2 million of these currently unrecognized income tax benefits would impact the income tax provision and effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Year ended June 30,
($ in thousands)	2020	2019	2018
Balance at the beginning of the year	$210	$—	$—
Gross increases and decreases related to current period tax positions	—	180	—
Gross increases and decreases related to prior period tax positions	(3)	—	—
Accrued interest and penalties	—	30	—
Balance at the end of the year	$207	$210	$—

The Company records accrued interest as well as penalties related to uncertain tax positions in selling, general and administrative expenses. As of June 30, 2020 the Company had recorded $30 thousand of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheet.
16. STOCK BASED COMPENSATION PLANS
The Company has four active stock based compensation plans at June 30, 2020 as shown in the table below:

Date Approved	Name of Plan	Type of Plan	Authorized Shares

June 2013	2013 Stock Incentive Plan	Stock	500,000
June 2014	2014 Stock Option Incentive Plan	Stock options	750,000
June 2015	2015 Equity Incentive Plan	Stock & stock options	1,250,000
April 2018	2018 Equity Incentive Plan	Stock & stock options	4,000,000
			6,500,000

As of June 30, 2020, the Company had reserved shares of Common Stock for future issuance for the following:

Common Stock	Reserved Shares
Issuance upon exercise of Common Stock Warrants	23,978
Conversions of Preferred Stock and cumulative Preferred Stock dividends	104,806
Issuance upon exercise of stock options granted to current CEO	1,000,000
Issuance of shares to former CEO George Jensen upon the occurrence of a USA Transaction (1)	140,000
Issuance under 2013 Stock Incentive Plan	—
Issuance under 2014 Stock Option Incentive Plan	105,687
Issuance under 2015 Equity Incentive Plan	255,981
Issuance under 2018 Equity Incentive Plan	2,357,192
Total shares reserved for future issuance	3,987,644

__________________________________________

(1)
Represents 140,000 shares issuable to our former CEO George Jensen upon the occurrence of a USA Transaction as such term is defined in the Jensen Stock Agreement dated September 27, 2011 by and between the Company and George R. Jensen.

WARRANTS
The Company had 23,978 warrants outstanding as of June 30, 2020 and 2019, all of which were exercisable at $5.00 per share. The warrants have an expiration date of March 29, 2021.
STOCK OPTIONS
Stock options are granted at exercise prices equal to the fair market value of the Company's common stock at the date of grant. The options typically vest over a three to four-year period and each option, if not exercised or terminated, expires on the seventh anniversary of the grant date.

The Company estimates the grant date fair value of the stock options it grants using a Black-Scholes valuation model. The Company’s assumption for expected volatility is based on its historical volatility data related to market trading of its own common stock. The Company uses the simplified method to determine expected term, as the Company does not have adequate historical exercise and forfeiture behavior on which to base the expected life assumption. The dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected option term of each stock option.
The fair value of options granted during the years ended June 30, 2020, 2019, and 2018 was determined using the following assumptions:

	For the year ended June 30,
	2020	2019	2018

Expected volatility	74.6 - 90.1%	58.4 - 70.9%	50.2 - 50.9%
Expected life (years)	3.5 - 4.8	4.2 - 4.5	4.0 - 4.5
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	0.3-1.6%	2.23-2.91%	1.64-1.75%

The following tables provide information about outstanding options for the years ended June 30, 2020, 2019, and 2018:

	For the year ended June 30, 2020
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	1,127,098	$4.84	4.3	$2,917
Granted	2,075,760	$6.47
Exercised	(440,435)	$2.48		$(595)
Forfeited	(324,998)	$6.55
Expired	—	$—
Outstanding options, end of period	2,437,425	$6.43	6.2	$1,411
Exercisable options, end of period	560,871	$6.01	4.8	$559

	For the year ended June 30, 2019
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	904,766	$3.31	4.3	$9,664
Granted	470,000	$8.22
Exercised	(11,669)	$5.40		$—
Forfeited	(235,999)	$5.70
Expired	—	$—
Outstanding options, end of period	1,127,098	$4.84	4.3	$2,917
Exercisable options, end of period	638,988	$2.86	3.4	$2,923

	For the year ended June 30, 2018
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	895,221	$2.79	5.2	$2,160
Granted	179,047	$5.66
Exercised	(93,169)	$1.92		$—
Forfeited	(76,333)	$4.30
Expired	—	$—
Outstanding options, end of period	904,766	$3.31	4.3	$9,664
Exercisable options, end of period	632,737	$2.55	3.9	$7,242

The weighted average grant date fair value per share for the Company's stock options granted during the years ended June 30, 2020, 2019, and 2018 was $3.84, $4.15, and $2.42, respectively. The total fair value of stock options vested during the years ended June 30, 2020, 2019, and 2018 was $1.7 million, $0.2 million, and $0.4 million, respectively.
STOCK GRANTS
The Company grants shares of common stock to executive officers pursuant to long-term stock incentive plans (“LTIPs”) under which executive officers are awarded shares of common stock of the Company in the event that certain targets are achieved. These achievement targets are typically aligned with specified ranges of year-over-year percentage growth in metrics such as total number of connections and adjusted EBITDA.  If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares.  Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric.  The shares awarded under the LTIPs typically vest as follows: one-third at the time of issuance; one-third on the one-year anniversary of the fiscal year end for which the shares were awarded; and one-third on the two-year anniversary of the fiscal year end for which the shares were awarded.
The Company also grants shares of restricted common stock and restricted stock units (RSUs) to members of the board of directors as compensation for their service on the board as well as to employees as additional compensation. These stock awards typically vest over a one to three year period.
A summary of the status of the Company’s nonvested common shares and RSUs as of June 30, 2020, 2019, and 2018, and changes during the years then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2017	122,556	$3.96
Granted	275,547	5.31
Vested	(232,267)	4.92
Nonvested at June 30, 2018	165,836	$4.85
Granted	40,062	13.90
Vested	(166,927)	6.01
Nonvested at June 30, 2019	38,971	$9.19
Granted	651,715	7.28
Vested	(109,050)	7.52
Forfeited	(368,622)	7.89
Nonvested at June 30, 2020	213,014	$6.50

STOCK BASED COMPENSATION EXPENSE
The Company applies the fair value method to recognize compensation expense for stock-based awards. Using this method, the estimated grant-date fair value of the award is recognized over the requisite service period using the accelerated attribution method. The Company accounts for forfeitures as they occur.
A summary of the Company's stock-based compensation expense recognized during the years ended June 30, 2020, 2019, and 2018 is as follows (in thousands):

	For the year ended June 30,
Award type	2020	2019	2018
Stock options	$2,181	$822	$485
Stock grants	848	928	1,309
Total stock-based compensation expense	$3,029	$1,750	$1,794

The Company recognized tax benefits of $0.5 million, $0.3 million, and $0.3 million related to stock compensation expense for the years ended June 30, 2020, 2019, and 2018.
A summary of the Company's unrecognized stock-based compensation expense as of June 30, 2020 is as follows:

	As of June 30, 2020
Award type	Unrecognized Expense (in thousands)	Weighted Average Recognition Period (in years)
Stock options	$5,807	2.1
Stock grants	$1,125	1.3

17. PREFERRED STOCK
The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of June 30, 2020 each share of Series A Preferred Stock is convertible into 0.1988 of a share of Common Stock and each share of Series A Preferred Stock is entitled to 0.1988 of a vote on all matters on which the holders of Common Stock are entitled to vote. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.
The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2020. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders. The Series A Preferred Stock liquidation preference as of June 30, 2020 and 2019 is as follows:

($ in thousands)	June 30, 2020	June 30, 2019
For shares outstanding at $10.00 per share	$4,451	$4,451
Cumulative unpaid dividends	16,328	15,660
	$20,779	$20,111

The Company has determined that its convertible preferred stock is contingently redeemable due to the existence of deemed liquidation provisions contained in its certificate of incorporation, and therefore classifies its convertible preferred stock outside of permanent equity.
Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2020, 2019 and 2018, no shares of Preferred Stock nor cumulative preferred dividends were converted into shares of common stock.
18. RETIREMENT PLAN
The Company’s 401(k) Plan (the “Retirement Plan”) allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election, at the beginning of the plan year, as to whether it will make a safe harbor contribution to the plan. In fiscal years 2020, 2019 and 2018, the Company elected and made safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the years ended June 30, 2020, 2019 and 2018 approximated $0.5 million, $0.4 million and $0.3 million, respectively.
19. COMMITMENTS AND CONTINGENCIES

LITIGATION

Eastern District of Pennsylvania Consolidated Shareholder Class Actions

As previously reported, on September 11, 2018, Stéphane Gouet filed a putative class action complaint against the Company, Stephen P. Herbert, the Chief Executive Officer, and Priyanka Singh, the former Chief Financial Officer, in the United States District Court for the District of New Jersey. The class is defined as purchasers of the Company’s securities from November 9, 2017 through September 11, 2018. The complaint alleges that the Company disclosed on September 11, 2018 that it was unable to timely file its Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “2018 Form 10-K”), and that the Audit Committee of the Company’s Board of Directors was in the process of conducting an internal investigation of current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements. The complaint alleges that the defendants disseminated false statements and failed to disclose material facts and engaged in practices that operated as a fraud or deceit upon Gouet and others similarly situated in connection with their purchases of the Company’s securities during the proposed class period. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 10b-5 promulgated thereunder.

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

On February 28, 2019, the Court approved a Stipulation agreed to by the parties in the Consolidated Action for the filing of an amended complaint within fourteen days after the Company filed its 2018 Form 10-K. On January 22, 2019, the Company and Herbert filed a motion to transfer the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania. On February 5, 2019, the Lead Plaintiff filed its opposition to the Motion to Transfer.  On August 12, 2019, the University of Puerto Rico Retirement System (“UPR”) filed a putative class action complaint in the United States District Court for the District of New Jersey against the Company, Herbert, Singh, the Company’s Directors at the relevant time (Steven D. Barnhart, Joel Books, Robert L. Metzger, Albin F. Moschner, William J. Reilly and William J. Schoch) (“the Independent Directors”), and the investment banking firms who acted as underwriters for the May 2018 follow-on public offering of the Company (the “Public Offering”): William Blair & Company; LLC; Craig-Hallum Capital Group, LLC; Northland Securities, Inc.; and Barrington Research Associates, Inc. (“the Underwriters”). The class is defined as purchasers of the Company’s shares pursuant to the registration statement and prospectus issued in connection with the Public Offering. Plaintiff seeks to recover damages caused by Defendants’ alleged violations of the Securities Act of 1933 (as amended, the “1933 Act”), and specifically Sections 11, 12 and 15 thereof. The complaint generally seeks compensatory damages, rescissory damages and attorneys’ fees and costs. The UPR complaint was consolidated into the Consolidated Action and the UPR docket was closed.

On September 30, 2019, the Court granted the motion to transfer and transferred the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania, Docket No. 19-cv-04565. On November 20, 2019, Plaintiff filed an amended complaint that asserted claims under both the 1933 Act and the 1934 Act.  Defendants filed motions to dismiss on February 3, 2020. Before briefing on the motions was completed, the parties participated in a private mediation on February 27, 2020, which resulted in a settlement. On May 29, 2020, the plaintiffs filed documents with the Court seeking preliminary approval of the settlement, with the defendants supporting approval of the settlement. On June 9, 2020, the Court granted preliminary approval of the settlement and issued a scheduling order for further action on the settlement. The settlement provides for a payment of $15.3 million which includes all administrative costs and plaintiff’s attorneys’ fees and expenses. The Company’s insurance carriers paid $12.7 million towards the settlement and the Company paid $2.6 million towards the settlement, which was made in July 2020 and was recorded as a liability in the consolidated financial statements as of June 30, 2020. Payments will not be distributed pursuant to the settlement (except for administrative costs of up to $150,000) until and unless the Court grants final approval of the settlement. The Court scheduled the hearing for final settlement approval for October 30, 2020. The Company expects, but cannot assure, that the settlement approval will occur later in the 2020 calendar year. Should the settlement not be approved or be terminated for any reason, the parties will resume litigation of the claims.

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

Department of Justice Subpoena

As previously reported, in the third quarter of fiscal year 2020, the Company responded to a subpoena received from the U.S. Department of Justice that sought records regarding Company activities that occurred during prior financial reporting periods, including restatements. The Company is cooperating fully with the agency’s queries.

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

Other Shareholder Demand Letters

By letter dated October 12, 2018, Peter D’Arcy, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties. The letter alleged the officers and directors made false and misleading statements that failed to disclose that the Company’s accounting treatment, financial reporting and internal controls related to certain of the Company’s contractual agreements would result in an internal investigation and would delay the Company’s filing of its 2018 Form 10-K, and that the Company failed to maintain adequate internal controls. By letter dated October 18, 2018, Chiu Jen-Ting, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties in connection with issues similar to those asserted by Mr. D’Arcy. By letter dated August 2, 2019, Stan Emanuel, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties in connection with issues similar to those asserted by Mr. D’Arcy. In accordance with Pennsylvania law, the Board of Directors formed a special litigation committee (the “SLC”), currently consisting of Lisa P. Baird, Douglas L. Braunstein and Michael K. Passilla, in order to, among other things, investigate and evaluate the demand letters. The SLC and its counsel are currently investigating the matters raised in these letters.
20. UNAUDITED QUARTERLY DATA

	Three months ended
($ in thousands, except per share data)	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$43,359	$44,051	$43,098	$32,645
Gross profit	$11,416	$12,762	$10,998	$11,097
Operating loss	$(11,278)	$(7,756)	$(10,178)	$(10,380)
Net loss	$(11,508)	$(8,378)	$(9,295)	$(11,414)
Cumulative preferred dividends	$(334)	$—	$(334)	$—
Net loss applicable to common shares	$(11,842)	$(8,378)	$(9,629)	$(11,414)
Net loss per common share - basic	$(0.20)	$(0.13)	$(0.15)	$(0.18)
Net loss per common share - diluted	$(0.20)	$(0.13)	$(0.15)	$(0.18)
Weighted average number of common shares outstanding - basic	60,096,852	63,664,256	64,096,778	64,154,252
Weighted average number of common shares outstanding - diluted	60,096,852	63,664,256	64,096,778	64,154,252

	Three months ended
($ in thousands, except per share data)	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$33,768	$34,486	$37,704	$38,508
Gross profit	$11,058	$9,435	$9,953	$9,739
Operating loss	$(4,973)	$(10,008)	$(3,718)	$(9,484)
Net loss	$(5,288)	$(10,438)	$(4,306)	$(9,850)
Cumulative preferred dividends	$(334)	$—	$(334)	$—
Net loss applicable to common shares	$(5,622)	$(10,438)	$(4,640)	$(9,850)
Net loss per common share - basic	$(0.09)	$(0.17)	$(0.08)	$(0.16)
Net loss per common share - diluted	$(0.09)	$(0.17)	$(0.08)	$(0.16)
Weighted average number of common shares outstanding - basic	60,053,912	60,059,936	60,065,053	60,065,978
Weighted average number of common shares outstanding - diluted	60,053,912	60,059,936	60,065,053	60,065,978

_____________________________________

(1)
As discussed in Note 2—Accounting Policies, the Company identified certain adjustments that were required to be made to its previously disclosed fiscal year 2019 interim and annual financial statements.

During the fourth quarter of fiscal year 2020, the Company reclassified certain operating expenses previously reported in the first three quarters of fiscal year 2020 as Selling, general and administrative expenses to Investigation, proxy solicitation and restatement expenses. The reclassifications resulted from management’s conclusion that those operating expenses related to non-recurring professional services fees to assist the Company with accounting and compliance activities following the filing of the 2019 Form 10-K, as well as the proxy solicitation costs incurred in fiscal year 2020. These reclassifications did not affect total operating expenses or net income.

Operating expenses for each of the first three quarters of fiscal year 2020 are as follows, before the reclassifications:

	Three months ended
($ in thousands)	September 30, 2019	December 31, 2019	March 31, 2020

Selling, general and administrative	$18,107	$18,700	$20,069
Investigation and restatement expenses	3,565	738	—
Depreciation and amortization	1,022	1,080	1,107
Total operating expenses	$22,694	$20,518	$21,176

Operating expenses for each of the first three quarters of fiscal year 2020 are as follows, after the reclassifications:

	Three months ended
($ in thousands)	September 30, 2019	December 31, 2019	March 31, 2020

Selling, general and administrative	$17,196	$12,520	$18,065
Investigation, proxy solicitation and restatement expenses	4,476	6,918	2,004
Depreciation and amortization	1,022	1,080	1,107
Total operating expenses	$22,694	$20,518	$21,176

21. SUBSEQUENT EVENTS
JPMorgan Chase Bank Credit Agreement
On August 14, 2020, the Company repaid all amounts outstanding under the 2020 Antara Term Facility and entered into the 2021 JPMorgan Credit Agreement.

The 2021 JPMorgan Credit Agreement provides for a $5 million secured revolving credit facility (the “2021 JPMorgan Revolving Facility”) and a $15 million secured term facility (the “2021 JPMorgan Secured Term Facility” and together with the 2021 JPMorgan Revolving Facility, the “2021 JPMorgan Credit Facility”), which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $5 million. In connection with the consummation of the 2021 JPMorgan Credit Agreement, the Company repaid all amounts outstanding under the 2020 Antara Term Facility. All of the Company's unamortized issuance costs and debt discount related to the 2020 Antara Term Facility will be recognized as interest expense during the fiscal quarter ended September 30, 2020, which as of June 30, 2020 was $2.6 million, reflecting the difference between the carrying value of the 2020 Antara Term Facility and the amount due upon repayment.

The 2021 JPMorgan Credit Facility has a three year maturity, with interest based, at the Company’s option, on a base rate of LIBOR plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 2.75% and 3.75% for base rate loans and between 3.75% and 4.75% for LIBOR loans. In the event of default, the interest rate may be increased by 2.00%. The 2021 JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. Through December 31, 2021, the applicable interest rate will be LIBOR plus 4.75%. Principal payments are due in quarterly installments of $187,500 beginning December 31, 2020 for a total annual repayment of $750,000.

The Company’s obligations under the 2021 JPMorgan Credit Facility are secured by first priority security interests in substantially all of the assets of the Company. The 2021 JPMorgan Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including a financial covenant requiring the Company to maintain an adjusted quick ratio of not less than 2.00 to 1.00, not less than 2.50 to 1.00 beginning October 1, 2020, not less than 2.75 to 1.00 beginning January 1, 2021 and 3.00 to 1.00 beginning April 1, 2021, and a financial covenant requiring the Company to maintain, as of the end of each of its fiscal quarters commencing with the fiscal quarter ended December 31, 2021, a total leverage ratio of not greater than 3.00 to 1.00.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures

(i)	Evaluation of Disclosure Controls and Procedures.
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, due to the existence of one deficiency that rose to the level of a material weakness, and based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that the Company’s disclosure controls and procedures were not effective as of June 30, 2020.
Notwithstanding the existence of the material weakness described below, management believes that the consolidated financial statements and related financial information included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

(ii)    Management’s Report on Internal Control over Financial Reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control‑Integrated Framework. It is management’s assessment that the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2020. Management has identified a weakness related to assessing the accounting impact of a non-routine and complex transaction. Specifically this related to the Company’s August 14, 2020 debt re-financing activities whereby management, in assessing the impact of the anticipated refinancing on the June 30, 2020 financial statements, originally reached the wrong conclusion related to the accounting for debt issuance costs related to the senior secured term loan facility with Antara Capital Master Fund LP. However, the proper accounting treatment for such costs was applied in both the fourth quarter and full year 2020 financial results reported in this Form 10-K. As described previously, this re-financing was a unique transaction, would not be expected to re-occur within the normal course of business and occurred subsequent to the Company’s fiscal year-end of June 30, 2020.
BDO USA, LLP, the Company’s independent registered public accounting firm that audited our financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

(iii) (a).	Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting Identified in Prior Years.
As more fully disclosed in our June 30, 2019 Form 10-K, we identified and reported several material weaknesses in the Company’s internal control over financial reporting related to the timeliness of our internal controls, application of our accounting methodologies and financial controls associated with the company’s integration of Cantaloupe Systems in fiscal year 2018. Consistent with our remediation plan, we have designed, implemented, and tested these controls to fully remediate these prior year material weaknesses.

Remediation actions taken include:

•
Implemented a risk-based internal controls program and integrated specific internal controls into major business processes including customer contracting, revenue recognition and financial closing to ensure consistent application, appropriate documentation and timeliness of completion.

•
Developed formal accounting methodologies and policies for financial accounting processes that are based upon assumptions, are technical and complex in nature, and require judgment to conclude on the appropriate accounting and reporting treatment.

•
Completed the integration of major business processes associated with the Cantaloupe acquisition including combining external customer-facing sales and customer support activities in addition to internal support functions including contracts and billing administration, accounts payable, payroll, information technology administration and accounting and reporting.

Additionally, management has improved the overall internal control environment by improving the flow of information and communication across the organization, implemented processes designed to identify and manage risk, and established a compliance organization to ensure that the monitoring of key internal controls and processes is performed.
These remediation efforts were designed in conjunction with the Company’s remediation plan and implemented according to internal control standards adopted by the Company in this fiscal year. Using this foundation of internal control, and as supported by the current leadership team, management has and will continue to make enhancements to various business and administrative processes and information systems to help ensure that new processes and controls are properly designed, meet the company’s internal controls requirements, and are formalized to support independent monitoring and testing.

(iii) (b).	Remediation Plan for Material Weakness in Internal Control over Financial Reporting Identified in the Current Year.
Specific to the current year’s material weakness, as disclosed above, and the re-classification of certain costs associated with the August 14, 2020 re-financing, management has reinforced its existing internal control structure designed to ensure that one-time, large and unusual transactions are subject to timely and formal evaluation by senior finance and accounting leadership. Management will continue to review all one-time and unusual transactions to ensure proper accounting treatment.

(iv)	Changes in Internal Control over Financial Reporting.
Other than the current year material weakness and the control improvements described above in the “Remediation Plan for Material Weakness in Internal Control over Financial Reporting Identified in Prior Years,” there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS AND EXECUTIVE OFFICERS
Our Directors and executive officers, on August 31, 2020, together with their ages and business backgrounds were as follows:

Name	Age	Position Held
Anant Agrawal	40	Chief Revenue Officer
Lisa P. Baird (2) (5)	59	Director
Douglas G. Bergeron (4)	59	Chairman of the Board of Directors
Douglas L. Braunstein (2) (4)	59	Director
Sean Feeney	62	Chief Executive Officer and Director
Glen E. Goold	49	Chief Accounting Officer
R. Wayne Jackson	63	Chief Financial Officer
Jacob Lamm (4) (5)	55	Director
Michael K. Passilla (2)	53	Director
James M. Pollock	46	Chief Compliance Officer
Ellen Richey (1) (3) (4)	71	Director
Anne M. Smalling (1) (3) (5)	54	Director
Jeff Vogt	47	Chief Operating Officer
Shannon S. Warren (1)	50	Director
_________________________________________

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Compliance Committee

(4)	Member of Finance Committee

(5)	Member of Nominating and Corporate Governance Committee

Each director will hold office until the 2021 Annual Meeting of Shareholders, and until his or her successor has been elected and qualified. If any director resigns, dies or is otherwise unable to serve out his or her term, the Board may fill any vacancy by a vote of a majority of the directors then in office. A director appointed to fill a vacancy shall serve for the unexpired term of his or her predecessor.

Anant Agrawal joined USA Technologies in 2017, as part of the merger with Cantaloupe Systems, a company he co-founded in 2003, and is the Company's Chief Revenue Officer, responsible for all revenue related activities and tasked with building out the customer success and business development organizations, and focused on growth across all market sizes, segments and key geographies. Previously, he was the Company’s Executive Vice President of Corporate Development where he worked on strategic initiatives to expand service offerings, as well as increasing the company’s footprint in the untapped international and emerging markets.

Lisa P. Baird joined the Board of Directors of the Company in April 2020. She is a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Ms. Baird was named Commissioner of the National Women’s Soccer League, a women’s professional soccer league, beginning on March 10, 2020. From 2018 to 2020, Ms. Baird served as the Chief Marketing Officer for New York Public Radio (NYPR), America’s most listened-to public radio station and a leading podcast producer, where she oversaw marketing, membership, sponsorship and communications. From 2009 to 2018, Ms. Baird served as Chief Marketing Officer of the United States Olympic and Paralympic Committee (USOPC), the 501(c)(3) tasked with stewarding the Olympic Movement in the U.S. In this role, she oversaw marketing, media and revenue supporting US national governing bodies and the Olympic and Paralympic Teams. Ms. Baird has extensive experience in branding, development and marketing for several Fortune 50 companies, including IBM, General Motors, Warner-Lambert Company, Bristol-Myers Squibb Company,

Johnson & Johnson Consumer Products, and the Procter & Gamble Company. She currently serves as a Director on the Board of Elite Sportswear, L.P., a global leader in gymnastics, swim and spirit competition apparel, and Fox Head Inc., an action sports apparel and gear manufacturer. She served as a Director on the Board of Soundview Paper Company, LLC, a consumer paper products company, from 2018 to 2019. Ms. Baird earned an A.B. in English from Penn State University (1982) where she also earned an MBA from The Smeal College of Business (1984). We believe Ms. Baird has strong marketing and operating experience and a proven record of creating, building, enhancing and leading well-known brands as a result of the leadership positions she has held, and that these provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Douglas G. Bergeron joined the Board of Directors of the Company and was appointed Chair in April 2020. He is a member of the Finance Committee. Mr. Bergeron has served as a Managing Partner of Hudson Executive, an investment firm that seeks to identify value-oriented opportunities in the small/mid-cap U.S. public markets, since February 2020. Mr. Bergeron also co-founded Hudson Executive Investment Group, which was formed as a special purpose acquisition company with a focus on financial technology and healthcare and has served as its CEO and a member of its Board of Directors since February 2020. Mr. Bergeron has served as the founder and sole shareholder of DGB Investment, Inc., a diversified holding company of technology investments, since 2002. In 2001, he led the acquisition of VeriFone Systems, Inc. (Verifone), a company that provides technology for electronic payment transactions at the point-of-sale, from Hewlett-Packard. In 2002, Mr. Bergeron, as Chief Executive Officer of Verifone, partnered with GTCR, a private equity firm, and grew VeriFone into a multi-national company with an enterprise value exceeding $4 billion by 2013, when he left the company. In 2016, Mr. Bergeron joined the Board of Directors of United Language Group, a translation, localization and interpreting providers. In 2017, Mr. Bergeron became Chairman of the Board of the Directors of Nyotron, a cyber security software company. Mr. Bergeron is a member of the Board of Directors of Pipeworks Studios, a consumer and commercial games studio, since 2018, and of Renters Warehouse, an online exchange for occupied and performing single family rentals, since 2015. Mr. Bergeron holds an Honours B.A. in Computer Science from York University in Toronto (1983) and a Masters of Science in Systems Management from the University of Southern California in Los Angeles (1987). In 2013, he was awarded an Honorary Doctorate of Laws (LLD) from York University. Mr. Bergeron draws on his experience as a chief executive officer, turnaround specialist and private equity investor. We believe Mr. Bergeron has strong experience in the payments industry and in a broad range of industries which provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Douglas L. Braunstein joined the Board of Directors of the Company in April 2020. He is a member of the Compensation Committee and the Finance Committee. Mr. Braunstein has served as the Founder and Managing Partner of Hudson Executive, an investment firm that seeks to identify value-oriented opportunities in the small/mid-cap U.S. public markets, since January 2015. Mr. Braunstein also co-founded Hudson Executive Investment Group, which was formed as a special purpose acquisition company with a focus on financial technology and healthcare and has served as its Chairman and President and a member of its Board of Directors since February 2020. Mr. Braunstein has over 30 years of industry experience and held a variety of positions during his tenure at JPMorgan Chase & Co. (JPM), an investment bank and financial services holding company, which included Chief Financial Officer until December 2012, and member of the company’s Operating Committee as well as Vice Chairman since January 2013. Prior to that, he was also Head of JPM’s Americas Investment Banking and Global M&A departments from 2008 to 2010, and Global Head of Industry Coverage from 2002 to 2007. He served as a member of JPM’s Executive Committee and the Investment Bank Management Committee for over a decade. Mr. Braunstein has been an advisor to numerous boards and management teams in the planning, structuring and implementation of the full range of corporate finance solutions. He has worked on over $1 trillion in transactions. He currently serves on the Board of Directors of Cardtronics plc, which provides automated consumer financial services, and Eagle Pharmaceuticals, Inc., a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas. Mr. Braunstein was previously a member of the Board of Directors of Corindus Vascular Robotics, Inc., a company focused on using remote control and robotics to move coronary guidewires and balloon/stent catheters, before its sale to Siemens Healthineers AG. Mr. Braunstein received his B.S. from Cornell University in 1983 and his J.D. from Harvard Law School in 1986. We believe Mr. Braunstein has extensive executive experience and a strong background in investment strategy, banking and finance, which provides the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Sean Feeney has served as Chief Executive Officer and a member of the Board of Directors of the Company since May 2020. Prior to joining the Company, Mr. Feeney was CEO of DefenseStorm, Inc., a cybersecurity management platform providing cloud-based and compliance-automated solutions to financial institutions. Previously, he served as CEO of GT Nexus, a cloud-based privately-owned supply chain platform, which was acquired by Infor. Prior to that, he was as an Operating Partner at Golden Gate Capital (GGC), a San Francisco-based private equity firm. While there, he advised on software-focused acquisitions, and also stepped in as Interim CEO for Critigen, a GGC portfolio company providing GPS consulting and data management IT services. He was also CEO at Inovis, until its sale to GXS in 2010 (OpenText), and earlier in his career held senior management positions at CheckFree which was acquired by Fiserv. Mr. Feeney holds a B.S. degree in Engineering from the United States Military Academy at West Point, and proudly served as an Army Officer for six years. He has been an active supporter of the technology community in Atlanta and is a past Chairman of the Technology Alliance of Georgia (TAG). He has a strong track record as CEO of high-growth companies in the technology and payments sectors, along with a deep background in private equity. He also has a keen understanding of our market and brings a great mix of experience building world class organizations, technical breadth, reinvigorating culture, while delivering metrics-driven results.
Glen E. Goold has been our Chief Accounting Officer since February 2020. Previously, Mr. Goold served as our interim Chief Financial Officer since January 2019. Prior thereto and since October 2018, he served as a consultant to the Company. Mr. Goold was the Chief Financial Officer of Sutron Corporation (“Sutron”) from March 2014 until February 2018. Sutron had been a public company (Nasdaq:STRN) prior to its acquisition by Danaher Corporation (NYSE:DHR) in July 2015. As Chief Financial Officer of Sutron, Mr. Goold was responsible for the accounting, financial reporting, human resources, investor relations and regulatory compliance functions of the organization. Prior to that, Mr. Goold was the interim Chief Financial Officer of Sutron from October 2013 to March 2014, and Assistant Chief Financial Officer and Director of Finance of Sutron from November 2012 to October 2013. From 2005 to 2012, Mr. Goold was the Associate Vice President of Fund Management at The Carlyle Group, a private equity firm. Prior to that, Mr. Goold was a Tax Manager at the accounting firm of Ernst & Young LLP from 1999 to 2005, and was a Tax Consultant at the firm from 1997 to 1999. Mr. Goold is a Certified Public Accountant.

R. Wayne Jackson joined the Company as its Chief Financial Officer in August 2020. Mr. Jackson previously served, from July 2015 to December 2019, as the Chief Financial Officer of Secureworks Corp., a software driven cybersecurity services company. Before joining Secureworks Corp., from May 2003 until June 2015, Mr. Jackson was a partner at PricewaterhouseCoopers, LLP, an independent registered public accounting firm (“PwC”).

Jacob Lamm joined the Board of Directors of the Company in April 2020. He is Chair of the Finance Committee and a member of the Nominating and Corporate Governance Committee. Mr. Lamm has served as the Chief Operating Officer of InVisionApp Inc., a digital product design platform, since February 2020. Mr. Lamm is founder and president of Enterik Advisory LLC, providing executive and board level consulting services with a focus on organic and inorganic growth strategies. He previously served as Executive Vice President of CA Technologies, a provider of information technology management software and solutions, from 2009 to 2019, where he was responsible for corporate strategy, M&A, venture investing, strategic alliances, and new business incubation. Prior to joining CA, he co-founded and served as CTO of Professional Help Desk, a provider of Service Management software that was acquired by CA. Additionally, Mr. Lamm has served as a director of both private and non-profit organizations, serving as a director for the Long Island High Technology Incubator, the New York State Smart Grid Consortium and Watermark Medical Inc., a medical technology company focused on remote diagnostic testing, therapy and patient follow-up, the latter from 2010 to 2018. Mr. Lamm earned a B.S. in computer information science from the City University of New York—Brooklyn College. We believe Mr. Lamm’s more than 25 years of experience in information technology software and infrastructure provides the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Michael K. Passilla joined the Board of Directors of the Company in April 2020. He is Chair of the Compensation Committee. Mr. Passilla has served as Vice Chairman at Chase Merchant Services. the global payment processing division of JPMorgan Chase &Co, from 2016 to 2018. Prior to that, he was the Chief Executive Officer of Chase Merchant Services from 2013 to 2016. Mr. Passilla was the Chief Executive Officer and President of Elavon, Inc., a global payments processing firm, from 2010 to 2013. Mr. Passilla has been a member of the Board of Directors of Priority Technology Holdings, Inc., an IT service management company, since 2019. Mr. Passilla earned a BBA from the University of Notre Dame and earned an MBA from The J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Passilla’s extensive industry experience provides the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.
James M. Pollock has served as our Chief Compliance Officer since April 2019. Mr. Pollock had been employed by PwC as a Director within the Risk Assurance practice from July 2010. Prior to that, Mr. Pollock had served in various capacities at PwC since July 1998, providing risk-based internal audit and other advisory services, performing SOX engagements, and addressing strategic and operational risk areas for global clients representing a wide range of industries. Prior to joining PwC, Mr. Pollock was an associate manager within the Controller's division at AT&T Inc. (NYSE:T) from June 1996, where he was responsible for cost center variance analysis and the general summation of financial results prior to consolidation. Mr. Pollock is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants, and the Philadelphia chapter of the Institute of Internal Auditors.

Ellen Richey joined the Board of Directors of the Company in April 2020. She is Chair of the Compliance Committee and a member of the Audit Committee and the Finance Committee. Ms. Richey served as Vice Chairman of Risk and Public Policy of Visa Inc. (Visa), a global payments technology company, from 2014 to 2019, and as Chief Risk Officer from 2017 to 2019. In such roles, Ms. Richey oversaw risk management, including enterprise risk, settlement risk, operational resilience, internal audit, and risks to the integrity of the broader payments ecosystem, and served as a member of Visa’s senior executive committee. During 2014, Ms. Richey concurrently served as Chief Legal Officer, assuming responsibility for the legal function in addition to her risk responsibilities. From 2007 to 2013, Ms. Richey served as Executive Vice President and Chief Enterprise Risk Officer. In that role, she was responsible for oversight of Visa’s compliance, audit and risk teams, including payment system risk, settlement risk and enterprise risk. She also serves on the Board of Directors of Green Dot Corporation. Ms. Richey earned a B.A. in Linguistics and Far Eastern Languages from Harvard University (1970) and a J.D. from Stanford University (1977), and served as a law clerk for Associate Justice Lewis F. Powell, Jr., of the United States Supreme Court, from 1979 to 1980. We believe Ms. Richey’s extensive experience in the payments industry and in risk management, compliance and audit provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Anne M. Smalling joined the Board of Directors of the Company in April 2020. She is Chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee. Ms. Smalling has served as President and Managing Partner of HM International, LLC (HMI), a privately-held business that acquires undervalued assets and builds a steady trajectory of worth since 1999. As President and Managing Partner, Ms. Smalling provides oversight and supervision of the operating businesses in their succession, strategic planning, financing, acquisition and divestitures and major capital expenditures. Ms. Smalling currently serves as the Chair of the Boards of Directors of Quality Sausage Company, LLC, which is a leader in custom/proprietary pre-cooked meats and pepperoni supplying products to industrial and foodservice customers, since 2014, and American Innovations, a provider of compliance solutions to oil and gas pipelines thru an integrated family of hardware, software and professional services, since 2004. She also serves on the Boards of Directors of Igasamex, S. de R.L. de C.V., a developer of private natural gas distribution systems in Mexico, since 1995, Garrison Brothers, a bourbon distillery, since 2013, and rateGenius, Inc., a multi-state, web-based loan brokerage company, since 1999. She formerly served as Chairman of Windsor Quality Food Company, a leader in frozen food manufacturing for consumers and foodservice, from 2004 to 2014. Ms. Smalling earned a B.S. in Developmental Psychology from Cornell University (1987) and an MBA from Harvard Business School (1992). We believe Ms. Smalling’s operational expertise and experience in strategic planning and financing, in a broad range of industries, provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Director

Jeff Vogt has served as the Company’s Chief Operating Officer since June 2020. Previously, he served as the Company's Senior Vice President of Business Affairs since 2019, where his responsibilities focused on business strategy and operational improvements, including transforming the Company’s supply chain operations, inventory management, planning and forecasting and growth strategy. From 2013 until joining the Company, Mr. Vogt was Vice President and General Manager at Comcast Corporation, a global media and technology company, where he built, launched and managed a portfolio of video software, infrastructure and Internet of Things (IoT) products and services targeted at the business to business and enterprise market segments. Before working at Comcast Corporation, Mr. Vogt held various executive positions at Linden Lab, NextAction Corporation, Level 3 Communications, Inc. and AOL, Inc.

Shannon S. Warren joined the Board of Directors of the Company in April 2020. She is Chair of the Audit Committee. Ms. Warren currently is the owner and principal of SSW Consulting LLC, providing risk and finance advisory services, since 2019. Ms. Warren was the Chief Control Officer of JPMorgan Chase & Co. (JPM), a global financial services firm, from 2012 to 2016. In this role, she established the Oversight and Control function, designed the framework for the identification and management of operational risk in all products and services offered by JPM, implemented more comprehensive operational risk management technology and managed supervisory regulatory relationships globally. Prior to this role, Ms. Warren was the Corporate Controller and held several additional finance roles at JPM since joining in 2000, and has expertise with accounting and financial reporting matters. Ms. Warren is a graduate of the University of Michigan and is a Certified Public Accountant (inactive). We believe that Ms. Warren’s over 20 years of experience in banking, audit and consulting services provides the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.
AUDIT COMMITTEE FINANCIAL EXPERT
The Board of Directors has a standing Audit Committee presently consisting of each of Ms. Warren (Chair), Ms. Richey, and Ms. Smalling. The Company’s Board of Directors has determined that Ms. Warren is an “audit committee financial expert” under Securities and Exchange Commission rules.
CODE OF BUSINESS CONDUCT AND ETHICS
Our Board has adopted a Code of Ethics, which applies to all executive officers, directors and employees of the Company. A copy of our Code of Business Conduct and Ethics is accessible on the Company’s website, www.usatech.com.
DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission reports of ownership of Company securities and changes in reported ownership. Based on a review of reports filed with the SEC, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended June 30, 2020, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except that one report, covering a total of one transaction, was filed late by Mr. Feeney; one report, covering a total of one transaction, was filed late by Mr. Goold; one report, covering a total of one transaction, was filed late by Mr. Pollock; and each of Messrs. Haines, Sunil and Wasserfuhr filed a late report, each a Form 3 not relating to a transaction.
Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis (“CD&A”) provides information regarding our executive compensation philosophy, the elements of our executive compensation program, and the factors that were considered in the compensation actions and decisions for our named executive officers during fiscal 2020. The CD&A should be read together with the compensation tables and related disclosures set forth elsewhere in this Form 10-K.

While this CD&A and the compensation tables and related disclosures provide information for the entirety of fiscal 2020, on April 26, 2020, approximately two months prior to the end of the fiscal year, all but two of the directors on the Board (and all of the directors serving on the Compensation Committee of the Board (the “Compensation Committee”)) were replaced. In addition, there were substantial changes in our management team throughout fiscal 2020 (and continuing through fiscal 2021). Therefore, the Compensation Committee (as currently constituted) has been actively restructuring our compensation programs throughout the end of fiscal 2020 (and continuing into fiscal 2021) to accommodate these management changes and to design and implement a program that the Compensation Committee believes will better align with the Company’s long-term strategic plan, reflect our pay-for-performance philosophy, encourage retention of key executives, and increase alignment between the interests of our executives and our shareholders.

Named Executive Officers
During fiscal 2020, our named executive officers (“NEOs”) were as follows:

•	Sean Feeney, our current President and Chief Executive Officer;

•	Glen E. Goold, our current Chief Accounting Officer and our former interim Chief Financial Officer (from January 24, 2019 until February 28, 2020);

•	Anant Agrawal, our current Chief Revenue Officer and our former Executive Vice President of Corporate Development (through June 15, 2020);

•	Jeff Vogt, our current Chief Operating Officer and our former Senior Vice President of Strategy and Business Affairs (from October 24, 2019 through June 15, 2020);

•	James Pollock, our current Chief Compliance Officer;

•
Donald W. Layden, Jr., our former President and Chief Executive Officer (from February 28, 2020 until May 8, 2020) and former interim Chief Executive Officer (from October 17, 2019 until February 28, 2020);

•	Stephen P. Herbert, our former Chief Executive Officer (through October 17, 2019);

•	Michael Wasserfuhr, our former Chief Financial Officer (from February 28, 2020 until June 29, 2020);

•	Matthew W. McConnell, our former Chief Operating Officer (through February 28, 2020); and

•	Maeve M. Duska, our former Chief Marketing Officer (from November 22, 2019 through May 8, 2020) and former Vice President - Group Manager of Marketing (from January 2019 through November 21, 2019).

Key Developments in Fiscal 2020

Executive Officer Changes During Fiscal 2020

Throughout fiscal 2020, our management team underwent a number of key changes (and we have continued to add depth to our management structure in fiscal 2021). Following the departure of our former Chief Executive Officer, Stephen P. Herbert, on October 17, 2019, Donald W. Layden, Jr. served as our interim Chief Executive Officer, and then as our President and Chief Executive Officer, until Mr. Layden was succeeded by our current President and Chief Executive Officer, Sean Feeney, on May 8, 2020. In addition, Glen E. Goold, our current Chief Accounting Officer, served as our interim Chief Financial Officer in fiscal 2020 until he was succeeded by Michael Wasserfuhr on February 28, 2020, who served as our Chief Financial Officer until June 29, 2020. Anant Agrawal, our former Executive Vice President of Corporate Development, instead took on the role of Chief Revenue Officer on June 15, 2020, and Jeff Vogt, our former Senior Vice President of Business Affairs, instead took on the role of Chief Operating Officer, also on June 15, 2020, succeeding our former Chief Operating Officer, Matthew W. McConnell, who departed from the role on February 28, 2020. Our former Chief Marketing Officer, Maeve M. Duska, also departed from her role on May 8, 2020.

Continuing into fiscal 2021, we appointed an interim Chief Financial Officer, Eugene C. Cavanaugh, to succeed Mr. Wasserfuhr, effective as of July 1, 2020, and a permanent Chief Financial Officer, R. Wayne Jackson, to succeed Mr. Cavanaugh, effective as of August 10, 2020. Additionally, as of July 6, 2020, Davina Furnish was appointed to serve as our General Counsel.

For information regarding the employment agreements of our currently serving NEOs, and the separation arrangements for our departed NEOs, please see the below discussions under “- Executive Employment Agreements” and “Potential Payments upon Termination or Change of Control.”

Replacement of Compensation Committee Members

As described above, in connection with the replacement of all but two members on the Board on April 26, 2020, the entire membership of the Compensation Committee was replaced with our current members, who include: Michael K. Passilla (Chair), Lisa P. Baird, and Douglas L. Braunstein. Our current Compensation Committee has been actively involved in restructuring our executive compensation programs in connection with the management changes noted above and to better reflect the Company’s philosophy that pay should be substantially connected with performance while encouraging long-term retention and functioning to align our executives’ incentives with our strategic plans and our shareholders’ interests. Although the current Compensation Committee believes that substantial strides have been made in our executive compensation programs since April 26, 2020, it is an evolving process as the Company continues to grow its management team and moves forward with its strategic plans.

Our Compensation Process and Philosophy

The Compensation Committee is responsible for annually reviewing and recommending to the Board for approval the corporate goals and objectives relevant to the compensation of the executive officers of the Company, evaluating the executive officers’ performance in light of those goals and objectives, and recommending for approval to the Board the executive officers’ compensation levels based on this evaluation. From time to time, the Compensation Committee may seek input and recommendations from the Chief Executive Officer regarding the compensation of other executive officers; however, the Chief Executive Officer is not present during voting or deliberations on his compensation. The Compensation Committee is empowered to utilize the services of an independent compensation consultant; however, our current Compensation Committee does not retain a compensation consultant. As the Company’s management team and executive compensation programs continue to grow, the Compensation Committee may consider engaging a compensation consultant to assist with market analysis and program structure.

The Company’s compensation philosophy is designed to attract and retain key executives responsible for our success, reflect pay-for-performance, and align management’s interests without the creation of long-term shareholder value. The Compensation Committee believes that these goals are best accomplished by tying a significant portion of compensation to the achievement of performance goals and equity incentives.

In particular, the Compensation Committee believes that equity awards are an essential component of an effective compensation program, because they provide a direct link between our shareholders’ interests and our employees, executive officers, directors, and advisors. The Compensation Committee - and the Board - believe that this link is key to the future success of the Company, and have been working to implement changes in the Company’s compensation programs to emphasize equity compensation. Increased emphasis on equity compensation also enables the Company to conserve cash flow, which has become increasingly important in light of the COVID-19 pandemic and its effect worldwide. A more prominent role for equity compensation in our programs also enhances equity ownership in the Company by our employees, executive officers, and directors, which our Compensation Committee and Board believe is essential to increasing shareholder alignment. In fact, attractive equity compensation opportunities were a key piece of the arrangements put into place for our new Chief Executive Officer, Sean Feeney (and, in fiscal 2021, for our new Chief Financial Officer, R. Wayne Jackson), and of modifications to the compensation arrangements for certain of our other NEOs. The Compensation Committee firmly believes that the Company can best attract and retain key talent by providing attractive “upside” growth opportunity if our new leadership succeeds in improving our Company’s past performance, which is directly aligned with our shareholder interests. For further information on fiscal 2020 equity awards, please see the below discussion under “-Equity Awards.”

Other elements of our compensation program include base salary, annual bonuses, and limited perquisites. For more information, please see the below discussion under “-Elements of Compensation.”

Market Analysis

Although the Compensation Committee may consider the compensation levels of our competitors in establishing executive compensation, in order to ensure that we are offering attractive and competitive opportunities to adequately retain our key employees, market comparison is only one factor in the Compensation Committee’s analysis. For this reason, executive compensation levels are not tied to any specific “benchmark” or other comparative level. The Compensation Committee does not presently maintain a formal, specific peer group of companies against which our compensation programs are compared, but may develop a prescribed peer group (either independently or with the assistance of an independent compensation consultant) as it continues on the path of enhancing our compensation programs and fiscal 2020 and 2021 management transitions are substantially completed.

Say-On-Pay

At the 2020 Annual Meeting of Shareholders held on May 21, 2020, approximately 16% of our shareholders expressed support for the Company’s fiscal 2018 and fiscal 2019 NEO compensation programs through our advisory “say-on-pay” vote. However, the Board, after the April 26, 2020 membership changes, recommended that our shareholders vote against that proposal in a proxy statement supplement filed with the Securities and Exchange Commission on May 5, 2020. The Board’s recommendation related to the fact that none of the current Compensation Committee members were involved in establishing fiscal 2018 and 2019 compensation programs, and the current Board’s assessment that our executive compensation programs would substantially benefit from updating and revision, as described in more detail in this CD&A. In particular, as our management transitions are completed through fiscal 2020 and 2021 and our executive compensation programs evolve to fit our new go-forward strategy, our Compensation Committee is focused on increasing the emphasis of equity-based compensation to further link our executive compensation programs with shareholder interests and provide attractive equity growth opportunities to continue to attract and retain key talent, all in line with our pay-for-performance philosophy.

As our executive compensation programs continue to evolve, our Compensation Committee values shareholder feedback, and will consider any shareholder suggestions and commentary related to our compensation practices and structures, whether through our annual “say-on-pay” votes or otherwise.

Our Executive Compensation Practices

Our compensation program for our executive officers features many commonly used “best practices” including:

•
Pay-for-performance. We seek to tie a significant amount of executive compensation to the achievement of performance goals and as equity-based awards to link our executives’ long-term incentives with our shareholders’ interests.

•
Stock ownership guidelines. We have significant ownership guidelines. Our Chief Executive Officer is required to hold Common Stock with a value equal to a multiple of three times his base salary, our Chief Operating Officer is required to hold Common Stock with a value equal to two times his base salary, and our Chief Financial Officer and other executive officers are required to hold Common Stock with a value equal to his or her base salary (in each case subject to applicable grace periods for new executive officers).

•	No Excise Tax Gross-Up Provisions. Our NEOs are not provided with any excise tax gross-up provisions with respect to payments contingent upon a change of control.

•
Limited perquisites for our executives. Perquisites are not a significant portion of our executive officers’ compensation, and generally consist of health, welfare, and retirement benefits broadly available to our employees.

•	No repricing of underwater options. Our equity incentive plans do not permit repricing or the exchange of underwater stock options without shareholder approval.

•
Clawback Policy. In July 2019, the Board adopted an Incentive Compensation Clawback Policy (the “Clawback Policy”) which applies to any incentive compensation paid, settled, or awarded to an executive officer after July 1, 2019. The Clawback Policy provides that in the event of a restatement of the Company’s financial results, the Company can seek return of any overpayment of incentive compensation paid to an executive officer based on such restated results; provided, however, that the executive officer must have engaged in intentional misconduct that contributed to the need for the restatement.

Elements of Compensation
The components of our NEO compensation program are summarized in the below table, and more detailed discussions of each component follow:

Element	Key Characteristics	Why We Pay this Element	How We Determine the Amount
Base Salary	Fixed compensation component payable in cash. Reviewed annually and adjusted when appropriate.	Provide a base level of competitive cash compensation for executive talent.	Experience, job scope, and individual performance.

Annual Bonus
Variable compensation component payable in cash based on performance as compared to company and/or individual performance goals. In fiscal 2020, the annual bonus program is primarily discretionary as our management transitions are completed.
		Motivate and reward executives for performance on key operational, financial, and personal measures during the year.	Organizational and individual performance. Discretionary bonuses are based on various factors, including past performance.

Equity Awards	Variable compensation component payable in restricted stock, restricted stock units, and/or stock options.	Alignment of long term interests of management and shareholders and retention of executive talent.	Organizational and individual performance.

Perquisites and Other Personal Benefits	Provides basic competitive health, welfare, and 401(k) benefits.	Provide market-standard benefits programs to our workforce.	Periodic review of benefits provided generally to all employees.

Base Salary

Base salary is the fixed component of our NEOs’ annual cash compensation and is set with the goal of attracting and retaining talented executives and adequately compensating and rewarding them for services rendered during the fiscal year. The Compensation Committee reviews our NEOs’ base salaries on an annual basis. Base salaries are intended to reflect an individual’s level of responsibility and performance; however, the Compensation Committee also considers changes in duties and responsibilities, our business and financial results, and its knowledge of market practices in setting and adjusting base salaries.

Mr. Feeney was hired as our Chief Executive Officer at an initial base salary of $450,000. Mr. Goold’s base salary was established at $250,000 upon his appointment as Chief Accounting Officer on February 28, 2019; during Mr. Goold’s tenure as our interim Chief Financial Officer, he was an independent contractor (and not an employee) of the Company and was compensated as described below under “-Goold Offer Letter and Interim CFO Agreement.” Mr. Agrawal’s base salary in fiscal 2020 was $340,000, effective as of August 1, 2019 (prior to which Mr. Agrawal’s base salary was $280,000). Mr. Vogt’s base salary upon his hiring in October 2019 was set at $280,000 (increasing to $340,000 in connection with his promotion to Chief Operating Officer) and Mr. Pollock’s base salary during fiscal 2020 was set at $235,000. However, in light of the uncertainty created by the COVID-19 global pandemic, Messrs. Feeney’s, Goold’s, Agrawal’s, Vogt’s, and Pollock’s base salaries were reduced by 20% as part of an across-the-board reduction in salaries for members of our senior leadership team. These reductions are expected to remain in effect through December 31, 2020.

Prior to their departures from the Company, Messrs. Layden’s, Herbert’s, Wasserfuhr’s, and McConnell’s and Ms. Duska’s base salaries were $700,000, $525,000, $350,000, $400,000, and $280,000, respectively.

Annual Bonus

As we continue to finalize the build-out of our management team and our compensation program evolves, our current Compensation Committee intends that performance-based annual cash bonuses will be based on each NEO’s achievement of pre-established performance goals for each fiscal year. These annual bonuses would be intended to provide NEOs with an opportunity to receive additional cash compensation based on their individual performance and Company results, including the achievement of pre-

determined Company and/or individual performance goals. Although the Compensation Committee intends that the fiscal 2021 bonus program will incorporate pre-established performance metrics and goals, the Compensation Committee also believes that discretionary bonus elements may continue to be necessary in fiscal 2021 as our management transitions are finalized.

Annual bonuses in respect of fiscal 2020 were awarded on a discretionary basis to the following NEOs, in the amounts summarized in the table below, based on each individual’s contributions (i) to our ethics and compliance culture, (ii) in guiding the Company through our management changes and go-forward business and strategic planning, and (iii) in supporting key initiatives:

Name	Fiscal 2020 Discretionary Bonus
Glen Goold	$20,000
Anant Agrawal	$40,000
Jeff Vogt	$85,000
James Pollock	$36,581

Certain NEOs also received cash bonuses throughout fiscal 2020 in connection with individual retention arrangements, as described in further detail below under “-Executive Employment Agreements.” Mr. Feeney is only eligible for a cash bonus opportunity commencing with the fiscal 2021 year.

Equity Awards

As described above, our current Compensation Committee believes that equity awards are an essential component of an effective compensation program, because they provide a direct link between our shareholders’ interests and our employees, executive officers, directors, and advisors. Our current Compensation Committee is therefore focused on emphasizing the important of equity compensation awards in setting executive compensation, as reflected in the awards made to key fiscal 2020 hires. In fiscal 2020, equity awards to our NEOs were primarily made as initial awards in connection with hires and promotions, as opposed to awards granted under a general annual program. The awards granted consisted of stock options, restricted stock, and restricted stock units (“RSUs”), and contained various time-based and performance-based vesting restrictions. Each NEO’s fiscal 2020 equity awards are described in further detail below:

Sean Feeney

In connection with our hiring of Mr. Feeney as our Chief Executive Officer, Mr. Feeney was awarded an initial inducement grant of 1,000,000 stock options on May 8, 2020, with an exercise price of $6.30 per share. Fifty percent of the options are eligible to vest based on Mr. Feeney’s continued service in four equal installments on each anniversary of the grant date, 12.5% of the options are eligible to vest based on Mr. Feeney’s continued service on June 30, 2021, and an additional 12.5% of the options are eligible to vest on each of June 30, 2022, June 30, 2023, and June 30, 2024, subject to the achievement of applicable performance goals for the fiscal year ending on each such date to be established by the Board. If at least 80% of the performance goals for an applicable fiscal year are achieved, the Compensation Committee may determine that the portion of the option eligible to vest based on such fiscal year’s performance will vest on a prorated basis. In addition, any outstanding options are eligible for accelerated vesting upon a “change of control” of the Company, subject to Mr. Feeney’s continued employment with the Company as of immediately prior to the applicable transaction.

Glen Goold

In connection with his commencement of employment as our Chief Accounting Officer, Mr. Goold was granted an award of 8,982 shares of restricted stock on February 28, 2020 that vest in three equal installments on each of the first three anniversaries of the grant date, generally subject to Mr. Goold’s continued employment on each such vesting date.

Anant Agrawal

On October 16, 2019, Mr. Agrawal was granted an award of 3,595 shares of restricted stock under the Company’s 2018 long-term incentive program, 2,396 of which were vested immediately upon grant and the remaining 1,199 of which were vested on June 30, 2020. In addition, on May 29, 2020, Mr. Agrawal was granted an award of 16,260 RSUs, which vest on December 31, 2020, generally subject to Mr. Agrawal’s continued service through such date. However, if Mr. Agrawal is terminated without “cause” or resigns for “good reason,” each as defined in Mr. Agrawal’s employment agreement with us, then the RSUs will vest upon the date of Mr. Agrawal’s termination.

Jeff Vogt

On November 22, 2019, Mr. Vogt was granted an award of 25,000 shares of restricted stock that vest in three equal installments on each of the first three anniversaries of the grant date, generally subject to Mr. Vogt’s continued employment on each such vesting date. On the same date, Mr. Vogt was granted a stock option to purchase 25,000 shares at an exercise price of $6.28 per share, which also vests in three equal installments on each of the first three anniversaries of the grant date, generally subject to Mr. Vogt’s continued employment on each such vesting date.

James Pollock

On October 7, 2019, Mr. Pollock was granted a stock option to purchase 5,760 shares at an exercise price of $7.43 per share, one-third of which was fully vested upon grant, one-third of which vested on June 30, 2020, and the remaining one-third of which vests on June 30, 2021, generally subject to Mr. Pollock’s continued service through such date. In addition, on November 22, 2019, Mr. Pollock was granted a stock option to purchase 15,000 shares at an exercise price of $6.28 per share, vesting in three equal installments on each of the first three anniversaries of the grant date, generally subject to Mr. Pollock’s continued service through each such date.

Donald W. Layden, Jr.

In connection with his engagement as the Company’s interim Chief Executive Officer, Mr. Layden was granted a fully vested stock option on October 17, 2019 to purchase 225,000 shares at an exercise price of $7.18 per share. Mr. Layden was additionally granted 186,916 shares of restricted stock on February 28, 2020; such restricted shares were originally scheduled to vest based on Mr. Layden’s continued service over a four-year period, but were forfeited in their entirety upon Mr. Layden’s departure. See the below discussion under “Executive Employment Agreements-Layden Separation Agreement” for further details. In addition, Mr. Layden received a grant of restricted shares in October 2019 in respect of his service as a non-employee director prior to his appointment as our interim Chief Executive Officer, a portion of which was forfeited upon his departure; further information is provided below under the heading “Compensation of Non-Employee Directors.”

Stephen P. Herbert

In connection with Mr. Herbert’s departure from employment, Mr. Herbert was granted 16,823 vested shares in satisfaction of his participation in the Company’s 2018 long-term incentive program. For further information, please see the below discussion under “Executive Employment Agreements-Herbert Separation Agreement.”

Michael Wasserfuhr

Mr. Wasserfuhr received an initial grant of 16,767 shares of restricted stock in connection with his appointment as Chief Financial Officer on February 28, 2020, which were originally scheduled to vest based on Mr. Wasserfuhr’s continued service over a three-year period; however, these shares were forfeited upon his departure from the Company.

Matthew W. McConnell

On October 9, 2019, Mr. McConnell received a grant of 6,191 shares of restricted stock, one-third of which vested on November 21, 2019 and the remaining two-thirds of which were originally scheduled to vest based on Mr. McConnell’s continued service in equal installments on each of June 30, 2020 and June 30, 2021; however, such remaining two-thirds were forfeited upon his departure as an employee. In addition, on November 22, 2019, Mr. McConnell was granted (i) a stock option to purchase 20,000 shares at an exercise price of $6.28 per share, which was originally scheduled to vest in equal installments on each of the first three anniversaries of the grant date, and (ii) 20,000 restricted shares that were originally scheduled to vest in equal installments on each of the first three anniversaries of the grant date, each of which were also forfeited upon such departure.

Maeve M. Duska

On November 22, 2019, Ms. Duska received a grant of 7,500 shares of restricted stock, which were originally scheduled to vest based on Ms. Duska’s continued service in equal installments on each of the first three anniversaries of the grant date, but which were forfeited upon Ms. Duska’s departure from the Company.

Perquisites and Other Personal Benefits

Perquisites do not make up a significant portion of NEO compensation. Our NEOs are generally entitled to participate in the health care coverage, group insurance, and other employee benefits (e.g., 401(k) plan) broadly available to our other employees.

In connection with Mr. Agrawal’s relocation from California to the Philadelphia metropolitan area, in February 2018, the Company and Mr. Agrawal entered into an amendment to his employment agreement which provided for reimbursement of moving expenses, a housing allowance of $6,000 per month, and a car allowance of $500 per month for 20 months. The Company also provided additional payments to cover the taxes applicable to the housing and car allowance. However, in July 2019, Mr. Agrawal relocated back to California, and in accordance with a further amendment to his employment agreement, the housing allowance and car allowance were terminated.

During his tenure as interim Chief Executive Officer, Mr. Layden was provided an additional housing, travel, and living allowance of $15,000 per month (plus payment for applicable taxes associated with this allowance), and Mr. Goold was provided use of Company-leased housing from July 28, 2019 until July 27, 2020.

Executive Employment Agreements

Our NEOs who remain employed with us are party to employment agreements or offer letters with us. These arrangements provide our NEOs with severance protection in the case of a termination without “cause” or, in certain cases, a resignation for “good reason,” which in certain cases is enhanced if such termination occurs in connection with a “change of control.” The Compensation Committee believes that a market level of severance protection allows our NEOs to focus on performing their day-to-day tasks and enhancing value for our shareholders without fearing a loss of financial security as a result of a termination (or constructive termination). Certain of our NEOs that departed from the Company during fiscal 2020 entered into separation agreements with us providing them with severance payments and benefits. These employment arrangements and separation agreements are described in further detail below; for more information, please also see the “Summary Compensation Table” below and the below discussion of “Potential Payments upon Termination or Change of Control.”

Feeney Employment Agreement

Mr. Feeney entered into an employment agreement with us in connection with his commencement of employment on May 8, 2020. In addition to his base salary, the employment agreement provides Mr. Feeney with an annual cash bonus opportunity, commencing with our fiscal 2021 year, with a target of 100% of Mr. Feeney’s base salary and a maximum of 150% of Mr. Feeney’s base salary. For fiscal 2021 only, such bonus will be payable at a minimum of 50% of Mr. Feeney’s base salary.

If Mr. Feeney is terminated by us without “cause,” or resigns his employment for “good reason,” then, subject to his execution of a release of claims and continued compliance with the covenants in his employment agreement, Mr. Feeney is eligible to receive a severance package consisting of 12 months of continued base salary, senior executive-level outplacement support for 12 months, and up to a 12-month COBRA subsidy. However, if such termination occurs within 24 months following a “change of control,” then Mr. Feeney will instead be provided a lump sum payment equal to his base salary plus last annual bonus paid in the fiscal year completed prior to such termination. (Under Mr. Feeney’s employment agreement, if Mr. Feeney becomes entitled to receive payments or benefits that would be subject to the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, the payments and benefits would be reduced such that the excise tax does not apply, unless Mr. Feeney would be better off on an after-tax basis receiving all of the payments and benefits and paying the applicable excise tax.)

Mr. Feeney’s employment agreement contains customary restrictive covenants, including perpetual confidentiality, non-disparagement, and intellectual property covenants, as a well as a non-compete, non-solicit of customers and suppliers, and non-solicit of employees (including a no-hire) that each apply during employment and for two years following any termination.

Goold Offer Letter and Interim CFO Agreement

In connection with his commencement of his employment with us as our Chief Accounting Officer, Mr. Goold entered into an offer letter with us. In addition to Mr. Goold’s base salary, the offer letter provides Mr. Goold with an annual cash bonus opportunity, in a target amount of 30% of Mr. Goold’s base salary, and an annual target equity award equal to 30% of Mr. Goold’s base salary.

If Mr. Goold is terminated by us without “cause,” then, subject to Mr. Goold’s execution of a release of claims, he would be eligible to receive six months of continued base salary as severance. Mr. Goold is also subject to customary restrictive covenants, including a perpetual confidentiality covenant, and a one-year post-employment non-compete, non-solicit of customers, and non-solicit of employees (including a no-hire).

Prior to becoming employed as our Chief Accounting Officer, Mr. Goold was an independent contractor serving as our interim Chief Financial Officer. Pursuant to Mr, Goold’s written arrangement with the Company, Mr. Goold’s compensation as interim Chief Financial Officer consisted of the following: (i) a cash payment of $35,000 per month, plus approximately $2,100 per month in COBRA reimbursements, (ii) a cash bonus of $105,000 (increased to $200,000 when Mr. Goold’s tenure as our interim Chief Financial Officer was extended in May 2019) upon the Company achieving compliance with its periodic filing obligations (which bonus was paid in October 2019), and (iii) in connection with the extension of Mr. Goold’s tenure in May 2019, a $100,000 retention bonus if Mr. Goold continued to serve as interim Chief Financial Officer through December 31, 2019.

Agrawal Employment Agreement

Upon his commencement of employment with us on November 9, 2017, Mr. Agrawal entered into an employment agreement with an initial term of one year, which is automatically renewed for consecutive one-year periods unless terminated by either Mr. Agrawal or the Company upon at least 90 days’ notice prior to the end of the then-current term. In addition to his base salary, Mr. Agrawal’s employment agreement provides for participation in our annual cash bonus program (with a fiscal 2020 target of 48% of Mr. Agrawal’s base salary) and annual equity award program (with a fiscal 2020 target equal to 100% of Mr. Agrawal’s base salary). (As further described above under “-Perquisites and Other Personal Benefits,” until July 1, 2019, Mr. Agrawal’s employment agreement had also provided him with a housing allowance of $6,000 per month and car allowance of $500 per month, with additional payments to cover taxes applicable to these allowances.) The employment agreement also provided Mr. Agrawal with a retention bonus of $420,000, payable in 2 equal installments on each of the first two anniversaries of Mr. Agrawal’s commencement date (the final payment of which was made in November 2019).

If Mr. Agrawal’s employment is terminated by us without “cause,” or if Mr. Agrawal resigns for “good reason,” then, in addition to a prorated target annual bonus and prorated annual equity award, Mr. Agrawal would, subject to his execution of a release of claims, be eligible to receive a severance package consisting of (i) 12 months of continued base salary, and (ii) a 12-month COBRA subsidy (plus additional payments to cover taxes applicable to such COBRA subsidy).

Mr. Agrawal’s employment agreement also contains customary restrictive covenants, including perpetual confidentiality, intellectual property, and reciprocal non-disparagement covenants, a three-year non-compete (expiring on November 9, 2020), and a one-year post-employment non-solicit of employees and customers.

Vogt Offer Letter

In connection with his commencement of employment, Mr. Vogt entered into an offer letter with us. In addition to his base salary, the offer letter provides Mr. Vogt with an annual cash bonus opportunity (currently at a target equal to 50% of Mr. Vogt’s base salary). The offer letter does not provide any payments or benefits in connection with a termination of employment.

Pollock Offer Letter

In connection with his commencement of employment as our Chief Compliance Officer on April 15, 2019, Mr. Pollock entered into an offer letter with us. In addition to his base salary, the offer letter provides Mr. Pollock with an annual cash bonus opportunity in a target amount equal to 30% of Mr. Pollock’s base salary and an annual target equity award equal to 20% of Mr. Pollock’s base salary. In addition, Mr. Pollock was paid a cash signing bonus of $30,000 in August 2019 under the terms of the offer letter. The offer letter generally provides that USAT will provide Mr. Pollock with six months’ notice of termination of employment (other than a termination for “cause”). Mr. Pollock’s offer letter also contains a customary perpetual confidentiality covenant.

Layden Separation Agreement

On May 10, 2020, Mr. Layden agreed to resign his employment with us, effective as of May 8, 2020. Pursuant to a separation agreement with us, Mr. Layden received no severance pay or other separation benefits, but retained the 225,000 vested options described above (and 4,405 shares of restricted stock granted in connection with his service as a non-employee director prior to being appointed as our interim Chief Executive Officer that were vested upon grant). The agreement contained a release of claims by Mr. Layden and, on a limited basis, by the Company, as well as perpetual confidentiality and reciprocal non-disparagement covenants, and a one-year post-employment non-solicit of customers and employees.

Herbert Separation Agreement

In connection with Mr. Herbert’s departure on October 17, 2019, Mr. Herbert was provided with the following separation payments and benefits: (i) a lump sum severance payment of $400,000, (ii) full vesting of equity awards issued pursuant to the Company’s

2018 long-term incentive program, (iii) a COBRA subsidy through February 28, 2021, and (iv) payment by the Company for outplacement transition services in an amount not to exceed $50,000. Mr. Herbert’s separation agreement contained a release of claims by Mr. Herbert and, on a limited basis, by the Company, as well as perpetual confidentiality and reciprocal non-disparagement covenants, and a one-year post-employment non-compete and non-solicit of clients, customers, and employees.

Wasserfuhr Departure

Mr. Wasserfuhr’s employment was terminated by the Company on June 29, 2020. Mr. Wasserfuhr did not receive a separation package in connection with this separation.

McConnell Separation Arrangements

In connection with Mr. McConnell’s departure on February 28, 2020, Mr. McConnell entered into a consulting arrangement with the Company through August 31, 2020, pursuant to which the Company continued payment of Mr. McConnell’s base salary and employee benefits through May 31, 2020, and, subject to Mr. McConnell’s providing consulting services to the Company through August 31, 2020, will grant him 15,000 shares of common stock at the conclusion of his engagement.

Duska Separation Agreement

In connection with Ms. Duska’s departure from the Company on May 8, 2020, Ms. Duska entered into a separation and transition services agreement with us. Pursuant to Ms. Duska’s agreement, Ms. Duska forfeited all vested and unvested equity awards issued by the Company (other than vested stock options originally issued to Ms. Duska in January 2015), but, in exchange for a three-year transition services arrangement, the Company will pay to Ms. Duska (in addition to a six-month COBRA subsidy) (i) $12,500 per month during the first year of the arrangement, (ii) $7,500 per month during the second year of the arrangement, and (iii) $2,500 per month during the third year of the arrangement. However, these payments are subject to offset for any future income from employment that Ms. Duska secures. Ms. Duska’s agreement contained a release of claims by Ms. Duska, as well as customary perpetual confidentiality and reciprocal non-disparagement covenants, and a three-year post-employment non-compete and non-solicit of employees and customers.

Stock Ownership Guidelines

As described above, the Compensation Committee believes that equity ownership in the Company by our executive officers is essential to increasing shareholder alignment. The Company’s Stock Ownership Guidelines support this belief by providing that the Chief Executive Officer is required to hold Common Stock with a value equal to a multiple of three times his base salary, our Chief Operating Officer is required to hold Common Stock with a value equal to two times his base salary, and our Chief Financial Officer and other executive officers are required to hold Common Stock with a value equal to his or her base salary. Each executive officer has five years to satisfy the applicable guideline following his or her appointment as an executive officer. As of the date hereof, each of our NEOs who remain employed with us are in compliance with the policy or are in the grace period for compliance.

For purposes of these guidelines, “shares” include shares owned by the executive officer or by such person’s immediate family members residing in the same household, and include unvested restricted stock awards (but not unexercised stock options).

Clawback Policy

As described above, in July 2019, we adopted our Clawback Policy, which provides that in the event of a restatement of the Company’s financial results (other than due to a change in applicable accounting methods, rules, or interpretations), the result of which is that any incentive compensation paid, settled, or awarded to an executive officer after July 1, 2019 would have been lower or none at all had it been calculated based on such restated results, the Company can seek return of any overpayment of incentive compensation paid to an executive officer based on such restated results; provided, however, that the executive officer must have engaged in intentional misconduct that contributed to the need for the restatement.

Anti-Hedging Policy

In July 2019, the Board adopted an Anti-Hedging Policy. The policy prohibits our employees, officers, and directors from engaging in any hedging or similar transactions with respect to the Company’s securities, including through the establishment of a short position in the Company’s securities, that are designed to or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of the Company’s securities.

Impact of Taxation and Accounting Considerations on Executive Compensation

The Compensation Committee takes into account tax and accounting consequences of our executive compensation program and weighs these factors when setting total compensation and determining the individual elements of any NEO’s compensation package.

In particular, Section 162(m) of the Internal Revenue of 1986, as amended, generally precludes a publicly held corporation from a federal income tax deduction for a taxable year of compensation in excess of $1 million paid to its “covered employees,” which generally include its chief executive officer, chief financial officer, its next three most highly compensated executive officers, and any individual who is or was a “covered employee” for any taxable year beginning after December 31, 2016. However, the deductibility of compensation is only one of a myriad of factors that the Compensation Committee takes into account when setting executive compensation, and we and our Compensation Committee firmly believe that it is important for the Company to retain flexibility to pay compensation to our employees (including our NEOs) that appropriately achieves our goals of incentivizing retention, paying for performance, and aligning compensation with shareholder interests, even if the deductibility of that compensation is limited (whether under Section 162(m) or otherwise).

Looking Ahead: Additional Management Changes in Fiscal 2021

We have continued to add to the depth of our executive leadership team in fiscal 2021, including with the appointment of Eugene C. Cavanaugh as our interim Chief Financial Officer, effective as of July 1, 2020. Mr. Cavanaugh’s compensation arrangement with the Company includes (i) $15,000 per month in cash, and (ii) 3,000 shares of vested Common Stock per month of service, in each case prorated for any partial month. Mr. Cavanaugh’s engagement with the Company was scheduled to end upon the appointment of our permanent Chief Financial Officer on August 10, 2020 (as described below), but Mr. Cavanaugh has agreed to continue to provide consulting services to the Company’s finance and accounting functions and its executive management under the same compensation terms, until the arrangement is terminated by either Mr. Cavanaugh or the Company upon 14 days’ prior written notice.

On August 10, 2020, the Company appointed R. Wayne Jackson as the Company’s permanent Chief Financial Officer. Under his employment agreement with the Company, Mr. Jackson’s base salary is $280,000 per year, increasing to $350,000 per year on January 1, 2021, and his annual target bonus opportunity is equal to 50% of base salary, with a maximum bonus opportunity of 150% of the target bonus (with a minimum fiscal 2021 bonus of $175,000). In addition, Mr. Jackson was awarded an initial equity grant of 400,000 stock options, with an exercise price of $7.10 per share, which are eligible to vest as follows: (i) 50% of the options are eligible to vest in three equal annual installments on the first three anniversaries of the grant date, and (ii) the remaining 50% of the options are eligible to vest in three equal installments on each of June 30, 2021, June 30, 2022, and June 30, 2023, subject to the achievement of performance goals for the fiscal year ending on each such date to be established by the Compensation Committee following the commencement of the applicable fiscal year, and in each case subject to Mr. Jackson’s continued employment through the applicable vesting date. If at least 80% of the performance goals for an applicable fiscal year are achieved, the Compensation Committee may determine that the portion of the option eligible to vest in respect of such fiscal year will vest on a prorated basis. In addition, any of the stock options then-outstanding and unvested will immediately vest upon a “change of control,” subject to Mr. Jackson’s continued employment as of immediately prior to the “change of control.”

Under Mr. Jackson’s employment agreement, if Mr. Jackson is terminated without “cause” or resigns for “good reason”, then subject to Mr. Jackson’s execution of a release of claims and continued compliance with the covenants in his employment agreement, Mr. Jackson will be provided a severance package consisting of (i) continued base salary at the monthly rate then in effect during the “Severance Period” (as defined below), (ii) senior executive-level outplacement counseling and support services during the Severance Period, and (iii) a COBRA subsidy during the Severance Period. The “Severance Period” means (x) zero months, if such termination occurs on or prior to January 31, 2021, (y) three months, if such termination occurs between February 1, 2021 and August 10, 2021, or (z) six months, if such termination occurs on or after August 11, 2021. However, if such termination occurs within 24 months following a “change of control,” then Mr. Jackson will instead be provided a lump sum payment equal to the sum of his base salary and last annual bonus paid in the fiscal year completed prior to such termination.

Mr. Jackson’s employment agreement contains customary restrictive covenants, including perpetual confidentiality, non-disparagement, and intellectual property covenants, as well as a non-compete, non-solicit of customers and suppliers, and non-solicit of employees (including a no-hire) that each apply during employment and for two years following any termination.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10‑K with the Company’s management. Based upon such review and the related discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10‑K.

Compensation Committee

Michael K. Passilla, Chair
Lisa P. Baird
Douglas L. Braunstein

SUMMARY COMPENSATION TABLE
The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2020, 2019, and 2018 to each of our fiscal year NEOs. For further information regarding the Company’s fiscal 2020 compensation program for our NEOs, please refer to the discussion above under “-Elements of Compensation” and “-Executive Employment Agreements.”
:

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation	All Other Compensation (5)	Total
Sean Feeney (6)	2020	$63,692	$—	$—	$2,327,500	$—	$2,769	$2,393,961
President and Chief
Executive Officer

Glen E. Goold (7)	2020	$398,653	$320,000	$75,000	$—	$—	$62,487	$856,140
Chief Accounting	2019	$184,130	$—	$—	$—	$—	$—	$184,130
Officer

Anant Agrawal (8)	2020	$333,384	$543,735	$150,536	$—	$—	$30,577	$1,058,232
Chief Revenue	2019	$280,000	$210,000	$—	$—	$—	$131,352	$621,352
Officer	2018	$179,846	$—	$186,480	$—	$33,735	$54,333	$454,394

Jeff Vogt (9)	2020	$191,692	$85,000	$157,000	$92,000	$—	$19,500	$545,192
Chief Operating
Officer

James Pollock	2020	$235,903	$66,581	$—	$79,046	$—	$7,976	$389,506
Chief Compliance	2019	$49,712	$13,576	$—	$44,200	$—	$—	$107,488
Officer

Donald W. Layden, Jr. (10)	2020	$395,769	$300,000	$1,560,749	$978,750	$—	$120,737	$3,356,005
Former Chief
Executive Officer

Stephen P. Herbert (11)	2020	$449,933	$—	$108,508	$—	$—	$591,837	$1,150,278
Former Chief	2019	$525,000	$—	$—	$—	$—	$19,300	$544,300
Executive Officer	2018	$515,769	$—	$840,000	$40,951	$175,828	$22,986	$1,595,534

Michael Wasserfuhr (12)	2020	$216,781	$—	$140,004	$—	$—	$26,000	$382,785
Former Chief
Financial Officer

Matthew W. McConnell (13)	2020	$269,230	$—	$170,113	$73,600	$—	$89,231	$602,174
Former Chief	2019	$43,077	$20,700	$—	$157,500	$—	$—	$221,277
Operating Officer

Maeve M. Duska (14)	2020	$213,461	$100,000	$47,100	$—	$—	$32,592	$393,153
Former Chief
Marketing Officer

(1)
In fiscal 2020, this column includes (i) the monthly cash retainer paid to Mr. Goold under his interim Chief Financial Officer offer letter (through February 28, 2020) and the salary paid to him in his role as our Chief Accounting Officer (commencing February 28, 2020), and (ii) the monthly cash retainers paid to Mr. Wasserfuhr while he was a consultant to the Company prior to his appointment as our Chief Financial Officer (from November 3, 2019 until February 28, 2020, which consisted of a monthly cash retainer of $30,000 in the first month and $25,000 per month thereafter) and the salary paid to him in his role as our Chief Financial Officer (from February 28, 2020 until June 29, 2020).

(2)
For fiscal 2020, represents: (i) a retention bonus of $100,000 that Mr. Goold earned in full for remaining our interim Chief Financial Officer through December 31, 2019, a bonus of $200,000 paid to Mr. Goold in October 2019 upon the Company achieving compliance with certain periodic filing obligations, and a discretionary fiscal 2020 bonus of $20,000; (ii) a $210,000 retention bonus representing the second and final installment of the retention bonus awarded to Mr. Agrawal under the terms of his employment agreement, a $293,735 discretionary retention bonus awarded to Mr. Agrawal in December 2019, and a discretionary fiscal 2020 bonus of $40,000 paid to Mr. Agrawal; (iii) a discretionary fiscal 2020 bonus of $85,000 paid to Mr. Vogt; (iv) a $30,000 cash sign on bonus paid to Mr. Pollock in August 2019, and a discretionary fiscal 2020 bonus of $36,581 paid to Mr. Pollock; (v) a $300,000 bonus paid to Mr. Layden at the conclusion of his term as interim Chief Executive Officer, pursuant to the terms of his interim Chief Executive Officer offer letter; and (vi) for Ms. Duska, a one-time $100,000 bonus paid in connection with her promotion to Chief Marketing Officer. For fiscal 2019, represents (a) a retention bonus of $210,000 paid to Mr. Agrawal representing the first installment of the retention bonus awarded under his employment agreement, (b) a discretionary prorated fiscal 2019 bonus of $13,576 paid to Mr. Pollock, and (c) a discretionary prorated fiscal 2019 bonus of $20,700 paid to Mr. McConnell.

(3)
The grant date fair value of the stock awards shown in this column are computed in accordance with FASB ASC Topic 718. Please see Note 16 (“Stock Based Compensation Plans”) in this Form 10-K for further information on how we compute the value of equity awards, and refer to the discussion above under “Elements of Compensation-Equity Awards” for further information on the equity grants made during fiscal 2020.

(4)
The grant date fair value of the stock option awards shown in this column are computed using a Black-Scholes model in accordance with FASB ASC Topic 718. Please see Note 16 (“Stock Based Compensation Plans”) in this Form 10-K for further information on how we compute the value of equity awards, and refer to the discussion above under “Elements of Compensation-Equity Awards” for further information on the equity grants made during fiscal 2020.

(5)
During fiscal 2020, represents: (i) matching 401(k) plan contributions for Mr. Feeney ($2,769), Mr. Agrawal ($30,577), Mr. Vogt ($19,500), Mr. Pollock ($7,976), Mr. Herbert ($8,956), and Mr. Wasserfuhr ($26,000); (ii) $48,000, representing the value of the Company-leased housing provided to Mr. Goold through July 27, 2020, and $14,487 in COBRA reimbursements paid to Mr. Goold while he was our interim Chief Financial Officer; (iii) $120,737 in Mr. Layden’s housing, travel, and living allowance (and payments to cover the related taxes) during his term as interim Chief Executive Officer; (iv) the following severance payments and benefits provided to Mr. Herbert under his separation agreement with the Company: (a) $400,000 in lump sum cash severance, (b) $108,508 in vested equity granted pursuant to the Company’s 2018 long-term incentive program, (c) $24,373 in COBRA reimbursements, and (d) outplacement transition services worth $50,000; (v) continued base salary payments through May 31, 2020 to Mr. McConnell of $89,231; and (vi) the following payments to Ms. Duska under her separation and transition agreement with the Company: (a) $10,818 in COBRA subsidy payments, and (b) $21,774 in transition consulting fees.

(6)	Mr. Feeney commenced employment as our Chief Executive Officer on May 8, 2020.

(7)
Mr. Goold commenced employment as our Chief Accounting Officer on February 28, 2020. From January 24, 2019 until February 28, 2020, Mr. Goold was an independent contractor for the Company and served as our interim Chief Financial Officer.

(8)	Prior to June 15, 2020, Mr. Agrawal served as our Executive Vice President of Corporate Development.

(9)	Mr. Vogt commenced employment as our Senior Vice President of Strategy and Business Affairs on October 24, 2019, and was promoted to Chief Operating Officer on June 15, 2020.

(10)
Mr. Layden’s service as our former President and Chief Executive Officer ended on May 8, 2020. Mr. Layden also served as our former interim Chief Executive Officer from October 17, 2019 until February 28, 2020. During the portion of fiscal 2020 that preceded October 17, 2019, Mr. Layden was a non-employee director on the Board, and was compensated in his capacity as such. For further information, please see the “Compensation of Non-Employee Directors” discussion below.

(11)	Mr. Herbert’s service as our former Chief Executive Officer ended on October 17, 2019.

(12)
Mr. Wasserfuhr served as Chief Financial Officer from February 28, 2020 until his departure on June 29, 2020. Prior to his appointment as Chief Financial Officer, Mr. Wasserfuhr served as a consultant to the Company during fiscal 2020.

(13)	Mr. McConnell served as our Chief Operating Officer through February 28, 2020.

(14)	Ms. Duska served as our Chief Marketing Officer through May 8, 2020.

GRANTS OF PLAN-BASED AWARDS
The table below summarizes the amounts of awards granted to our NEOs during the fiscal year ended June 30, 2020:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold (#)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Units (#)	$/Sh	Awards ($)
Sean Feeney (1)	5/8/2020	—	—	—	—	375,000	—	—	625,000	6.30	2,327,500

Glen Goold (2)	2/28/2020	—	—	—	—	—	—	8,982	—	—	75,000

Anant Agrawal (3)	10/16/2019	—	—	—	—	—	—	3,595	—	—	34,277
	5/29/2020	—	—	—	—	—	—	16,260	—	—	116,259
									—	—	—
Jeff Vogt (4)	11/22/2019	—	—	—	—	—	—	—	25,000	6.28	92,000
	11/22/2019	—	—	—	—	—	—	25,000	—	—	157,000

James Pollock (5)	10/7/2019	—	—	—	—	—	—	—	5,760	7.43	23,846
	11/22/2019	—	—	—	—	—	—	—	15,000	6.28	55,200

Donald W. Layden, Jr. (6)	10/17/2019	—	—	—	—	—	—	—	225,000	7.18	978,750
	2/28/2020	—	—	—	—	—	—	186,916	—	—	1,560,749

Stephen P. Herbert (7)	10/25/2019	—	—	—	—	—	—	16,823	—	—	108,508

Michael Wasserfuhr (8)	2/28/2020	—	—	—	—	—	—	16,767	—	—	140,004

Matthew W. McConnell (9)	10/9/2019	—	—	—	—	—	—	6,191	—	—	44,513
	11/22/2019	—	—	—	—	—	—	—	20,000	6.28	73,600
	11/22/2019	—	—	—	—	—	—	20,000	—	—	125,600

Maeve M. Duska (10)	11/22/2019	—	—	—	—	—	—	7,500	—	—	47,100

(1)
Fifty percent of Mr. Feeney’s 1,000,000 options are eligible to vest based on Mr. Feeney’s continued service in four equal installments on each anniversary of the grant date, 12.5% of the options are eligible to vest based on Mr. Feeney’s continued service on June 30, 2021, and an additional 12.5% of the options are eligible to vest on each of June 30, 2022, June 30, 2023, and June 30, 2024, subject to the achievement of applicable performance goals for the fiscal year ending on each such date to be established by the Board. See the above discussion under “Equity Grants-Sean Feeney” for further information.

(2)
These shares of restricted stock vest in three equal installments on each of the first three anniversaries of the grant date, generally subject to Mr. Goold’s continued employment on each such vesting date. See the above discussion under “Equity Grants-Glen Goold” for further information.

(3)
Mr. Agrawal’s October 16, 2019 award of restricted stock vested as follows: 2,396 were vested immediately upon grant and the remaining 1,199 vested on June 30, 2020. Mr. Agrawal’s May 29, 2020 RSU grant will vest on December 31, 2020, generally subject to Mr. Agrawal’s continued service through such date. See the above discussion under “Equity Grants-Anant Agrawal” for further information.

(4)
Mr. Vogt’s November 22, 2019 grants of stock options and restricted stock each vest in three equal installments on each of the first three anniversaries of the grant date, generally subject to Mr. Vogt’s continued service through each such date. See the above discussion under “Equity Grants-Jeff Vogt” for further information.

(5)
Mr. Pollock’s October 7, 2019 stock option award vests as follows: one-third was fully vested upon grant, one-third vested on June 30, 2020, and the remaining one-third will vest on June 30, 2021, generally subject to Mr. Pollock’s continued service through such date. Mr. Pollock’s November 22, 2019 stock option award vests in three equal installments on each of the first three anniversaries of the grant date, generally subject to Mr. Pollock’s continued service through each such date. See the above discussion under “Equity Grants-James Pollock” for further information.

(6)
Mr. Layden’s October 17, 2019 stock option award was fully vested upon grant. Mr. Layden’s restricted stock award on February 28, 2020 was originally scheduled to vest based on Mr. Layden’s continued service over a four-year period, but was forfeited in its entirety upon Mr. Layden’s departure. See the above discussion under “Equity Grants-Donald W. Layden, Jr.” for further information. Please also refer to the discussion below under “Compensation of Non-Employee Directors” for information about fiscal 2020 equity grants made to Mr. Layden prior to his appointment as our interim Chief Executive Officer.

(7)
In connection with Mr. Herbert’s departure from employment, Mr. Herbert was granted 16,823 vested shares in satisfaction of his participation in the Company’s 2018 long-term incentive program. For further information, please see the above discussion under “Executive Employment Agreements-Herbert Separation Agreement.”

(8)
Mr. Wasserfuhr’s shares of restricted stock were originally scheduled to vest based on Mr. Wasserfuhr’s continued service over a three-year period; however, these shares were forfeited upon his departure from the Company. See the above discussion under “Equity Grants-Michael Wasserfuhr” for further information.

(9)
One-third of Mr. McConnell’s shares of restricted stock granted on October 9, 2019 vested on November 21, 2019, and the remaining two-thirds were originally scheduled to vest based on Mr. McConnell’s continued service in equal installments on each of June 30, 2020 and June 30, 2021; however, such remaining two-thirds were forfeited upon his departure as an employee. Mr. McConnell’s stock options and restricted stock granted on November 22, 2019 were originally scheduled to vest in equal installments on each of the first three anniversaries of the grant date, but were also forfeited upon such departure. See the above discussion under “Equity Grants-Matthew W. McConnell” for further information.

(10)
Ms. Duska’s shares of restricted stock were originally scheduled to vest based on Ms. Duska’s continued service in equal installments on each of the first three anniversaries of the grant date, but were forfeited upon Ms. Duska’s departure from the Company. See the above discussion under “Equity Grants-Maeve M. Duska” for further information.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows information regarding unexercised stock options and unvested equity awards held by our NEOs as of June 30, 2020:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)
Sean Feeney (2)	—	675,000	375,000	$6.30	5/8/2027	—	—

Glen E. Goold (3)	—	—	—	—	—	8,982	$62,964

Anant Agrawal (4)	—	—	—	—	—	16,260	$113,983

Jeff Vogt (5)	—	25,000	—	$6.28	11/22/2026	—	—
	—	—	—	—	—	25,000	$175,250

James Pollock (6)	6,667	13,333	—	$3.88	3/23/2026	—	—
	3,840	1,920	—	$7.43	10/7/2026	—	—
	—	15,000	—	$6.28	11/22/2026	—	—

Donald W. Layden, Jr.	225,000	—	—	$7.18	10/17/2026	—	—

Stephen P. Herbert	—	—	—	—	—	—	—

Michael Wasserfuhr	—	—	—	—	—	—	—

Matthew W. McConnell	—	—	—	—	—	—	—

Maeve M. Duska	—	—	—	—	—	—	—

(1)	The market value of outstanding awards of restricted stock and RSUs is calculated using the closing price of our Common Stock on June 30, 2020 ($7.01).

(2)
Fifty percent of Mr. Feeney’s 1,000,000 options are eligible to vest based on Mr. Feeney’s continued service in four equal installments on each anniversary of the grant date, 12.5% of the options are eligible to vest based on Mr. Feeney’s continued service on June 30, 2021, and an additional 12.5% of the options are eligible to vest on each of June 30, 2022, June 30, 2023, and June 30, 2024, subject to the achievement of applicable performance goals for the fiscal year ending on each such date to be established by the Board. See the above discussion under “Equity Grants-Sean Feeney” for further information.

(3)
Mr. Goold’s shares of restricted stock vest in three equal installments on each of the first three anniversaries of the grant date (February 28, 2020), generally subject to Mr. Goold’s continued employment on each such vesting date.

(4)
This RSU grant will vest on December 31, 2020, generally subject to Mr. Agrawal’s continued service through such date. See the above discussion under “Equity Grants-Anant Agrawal” for further information.

(5)
Mr. Vogt’s November 22, 2019 grants of stock options and restricted stock each vest in three equal installments on each of the first three anniversaries of the grant date, generally subject to Mr. Vogt’s continued service through each such date. See the above discussion under “Equity Grants-Jeff Vogt” for further information.

(6)
One-third of Mr. Pollock’s stock options expiring on March 23, 2026 vested on March 23, 2020, and the remaining two-thirds vest in equal installments on each of March 23, 2021 and March 23, 2022, generally subject to Mr. Pollock’s continued service through each such date. One-third of Mr. Pollock’s stock options expiring on October 7, 2026 were fully vested upon grant, one-third vested on June 30, 2020, and the remaining one-third will vest on June 30, 2021, generally subject to Mr. Pollock’s continued service through each such date. Mr. Pollock’s stock options expiring on November 22, 2026 are eligible to vest based on Mr. Pollock’s continued service in three equal installments on each anniversary of the grant date. See the above discussion under “Equity Grants-James Pollock” for further information.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our NEOs during the fiscal year ended June 30, 2020:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Sean Feeney	—	—	—	—
Glen E. Goold	—	—	—	—
Anant Agrawal (1)	—	—	3,595	$25,896
Jeff Vogt	—	—	—	—
James Pollock	—	—	—	—
Donald W. Layden, Jr.	—	—	—	—
Stephen P. Herbert (2)	274,267	$1,203,252	16,823	$108,508
Michael Wasserfuhr	—	—	—	—
Matthew W. McConnell (3)	16,667	22,167	2,064	13,210
Maeve M. Duska (4)	20,500	129,560	—	—

(1)
The value of Mr. Agrawal’s restricted stock awards vesting in fiscal 2020 is calculated based on the closing price of our Common Stock on (i) October 16, 2019 ($7.30), the date on which 2,396 shares of restricted stock vested, and (ii) June 30, 2020 ($7.01), the date on which 1,199 shares of restricted stock vested.

(2)
The value realized by Mr. Herbert upon exercise of his outstanding options on December 13, 2019, is calculated based on the closing price of our Common Stock on that date ($6.83) and an exercise price of (i) $1.80, applicable to 205,555 of such options, (ii) $3.38, applicable to 29,585 of such options, (iii) $4.98, applicable to 20,080 of such options, and (iv) $5.25, applicable to 19,047 of such options. The value of the 16,823 shares issued to Mr. Herbert on October 25, 2019 is calculated based on the closing price of our Common Stock on such date ($6.45).

(3)
The value of Mr. McConnell’s restricted stock vesting on November 21, 2019 is calculated based on the closing price of our Common Stock on such date ($6.40). The value realized by Mr. McConnell upon exercise of his 16,667 outstanding options on May 28, 2020 is based on the closing price of our Common Stock on that date ($7.05) and an exercise price of $5.72.

(4)	The value realized by Ms. Duska upon exercise of her 20,500 outstanding options on June 25, 2020 is based on the closing price of our Common Stock on that date ($7.94) and an exercise price of $1.62.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Messrs. Feeney, Goold, Agrawal, Vogt, and Pollock

Messrs. Feeney, Goold, Agrawal, and Pollock are entitled to certain severance payments and benefits upon a termination without “cause,” or, where applicable, a resignation for “good reason,” as further described above under “Executive Employment Agreements.” In addition, under the general terms of our equity award plans, a participating employee is entitled to “double-trigger” accelerated vesting of outstanding equity awards if such employee is terminated by us without “cause,” or, to the extent provided in the employee’s award agreement, if the employee resigns for “good reason,” in each case within 18 months following a “change of control.” Mr. Feeney’s initial option award is subject to accelerated vesting upon a “change of control,” and Mr. Agrawal’s fiscal 2020 RSU grant is subject to accelerated vesting upon Mr. Agrawal’s termination by us without “cause” or Mr. Agrawal’s resignation for “good reason,” each as more fully described above under “Equity Awards-Sean Feeney” and “-Anant Agrawal,” respectively. The following table summarizes these potential payments and benefits, with all equity estimates based on the closing price of our Common Stock on June 30, 2020 ($7.01) and assuming that the applicable termination event or “change of control” occurred on the last day of fiscal 2020, June 30, 2020:

	Termination without “Cause” or Resignation for “Good Reason” (Absent a “Change of Control”)				“Change of Control” (No Termination)	Termination without “Cause” or Resignation for “Good Reason” (In Connection with a “Change of Control”)
Name	Severance ($)	Equity Vesting ($)	Other Benefits ($)	Total ($)	Equity Vesting ($)	Severance ($)	Equity Vesting ($)	Other Benefits ($)	Total ($)
Sean Feeney (1)	450,000	—	71,629	521,629	710,000	450,000	710,000	—	1,160,000
Glen E. Goold (2)	125,000	—	—	125,000	—	125,000	62,964	—	187,964
Anant Agrawal (3)	843,200	113,983	27,316	984,499	—	843,200	113,983	27,316	984,499
Jeff Vogt (4)	—	—	—	—	—	—	193,500	—	193,500
James Pollock (5)	117,500	—	—	117,500	—	117,500	52,682	—	170,182

(1)
As further described above under “Executive Employment Agreements-Feeney Employment Agreement,” if Mr. Feeney is terminated by us without “cause,” or resigns his employment for “good reason,” then, subject to his execution of a release of claims and continued compliance with the covenants in his employment agreement, Mr. Feeney is eligible to receive a severance package consisting of 12 months of continued base salary, senior executive-level outplacement support for 12 months, and up to a 12-month COBRA subsidy. However, if such termination occurs within 24 months following a “change of control,” then Mr. Feeney will instead be provided a lump sum payment equal to his base salary plus last annual bonus paid in the fiscal year completed prior to such termination. In addition, as further described above under “Equity Awards-Sean Feeney,” Mr. Feeney’s outstanding options under his initial option award are eligible for accelerated vesting upon a “change of control” of the Company, subject to Mr. Feeney’s continued employment with the Company as of immediately prior to the applicable transaction. Note that the above estimates do not take into account the potential application of any “best-after-tax” cutback that may apply to Mr. Feeney’s severance payments and benefits if such payments and benefits are subject to the excise tax provisions under Section 4999 of the Internal Revenue Code of 1986, as amended, as further described above under “-Feeney Employment Agreement.”

(2)
As further described above under “Executive Employment Agreements-Goold Offer Letter and Interim CFO Agreement,” if Mr. Goold is terminated by us without “cause,” then, subject to Mr. Goold’s execution of a release of claims, he would be eligible to receive 6 months of continued base salary as severance. In addition, as noted above, Mr. Goold’s outstanding equity awards would be eligible for “double-trigger” vesting upon a qualifying termination within 18 months following a “change of control.”

(3)
As further described above under “Executive Employment Agreements-Agrawal Employment Agreement,” if Mr. Agrawal’s employment is terminated by us without “cause,” or if Mr. Agrawal resigns for “good reason,” then, in addition to a prorated target annual bonus and prorated annual equity award, Mr. Agrawal would, subject to his execution of a release of claims, be eligible to receive a severance package consisting of (i) 12 months of continued base salary, and (ii) a 12-month COBRA subsidy (plus additional payments to cover the taxes associated with such COBRA subsidy). In addition, as further described above under “Equity Awards-Anant Agrawal,” Mr. Agrawal’s fiscal 2020 RSU award will vest in full upon a termination by us without “cause,” or Mr. Agrawal’s resignation for “good reason.”

(4)
As further described under “Executive Employment Agreements-Vogt Offer Letter,” Mr. Vogt’s offer letter does not provide for any severance payments or benefits upon a termination of employment. However, as noted above, Mr. Vogt’s outstanding equity awards would be eligible for “double-trigger” vesting upon a qualifying termination within 18 months following a “change of control.”

(5)
As further described above under “Executive Employment Agreements-Pollock Offer Letter,” Mr. Pollock is generally entitled to 6 months’ notice prior to termination by the Company (other than a termination for “cause”). In addition, as noted above, Mr. Pollock’s outstanding equity awards would be eligible for “double-trigger” vesting upon a qualifying termination within 18 months following a “change of control.”

Messrs. Layden, Herbert, Wasserfuhr, and McConnell and Ms. Duska

As described above in the discussion under “-Executive Employment Agreements,” Messrs. Layden and Wasserfuhr were not provided with any severance payments or benefits in connection with their respective departures.

Pursuant to his separation agreement with the Company, Mr. Herbert was provided with the following severance payments and benefits: (i) $400,000 in lump sum cash severance, (ii) $108,508 in vested equity granted pursuant to the Company’s 2018 long-term incentive program, (iii) $24,373 in COBRA reimbursements, and (iv) outplacement transition services worth $50,000.

As noted above, in exchange for her three-year transition services arrangement, the Company will pay to Ms. Duska (in addition to a six-month COBRA subsidy worth $10,818) (i) $12,500 per month during the first year of the arrangement, (ii) $7,500 per month during the second year of the arrangement, and (iii) $2,500 per month during the third year of the arrangement. However, these payments are subject to offset for any future income from employment that Ms. Duska secures.

As also described above, pursuant to a consulting arrangement Mr. McConnell entered into with us in connection with his separation, the Company paid Mr. McConnell $89,231 in continued base salary payments through May 31, 2020 (and continued his participation in our employee benefit programs through that date), and, subject to Mr. McConnell’s providing consulting services to the Company through August 31, 2020, will provide him a grant of 15,000 shares of common stock at the conclusion of his engagement.

CEO PAY RATIO DISCLOSURE

As required by SEC rules, we are providing the following information about the relationship of the annualized total compensation of our current Chief Executive Officer, Sean Feeney, to that of our median employee. The pay ratio and annual total compensation amount disclosed in this section are reasonable estimates that have been calculated using methodologies and assumptions permitted by SEC rules.

Median Employee Determination

We identified our median employee in fiscal 2020 by calculating the fiscal 2020 cash compensation for all of our employees, excluding our Chief Executive Officer, who were employed by us on June 30, 2020. Cash compensation included all cash salaries, wages, and bonuses paid to each employee during the fiscal year.

Annual Compensation of Median Employee Using Summary Compensation Table Methodology

After identifying the median employee as described above, we calculated annual total compensation for this employee using the same methodology we use in the Summary Compensation Table. The fiscal 2020 compensation for our median employee was $88,447, and the annualized compensation for our Chief Executive Officer was $2,777,958.

2020 Pay Ratio

Based on the above information, the estimated ratio of the annual total compensation of our Chief Executive Officer to the median employee is 31:1. The pay ratio reported by other companies may not be comparable to the pay ratio reported above, due to variances in business mix, proportion of seasonal and part-time employees, distribution of employees across geographies, and the wide range of methodologies that the SEC rules allow companies to adopt in calculating this pay ratio.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee was, during fiscal 2020, an officer or employee of the Company or any of our subsidiaries, or was formerly an officer of the Company or any of our subsidiaries, or, except as described in Item 13 (“Certain Relationships and Related Transactions, and Director Independence - Unregistered Issuance to Hudson Executive as Reimbursement”) in this Form 10-K with respect to the reimbursement of certain third party costs and expenses incurred by Hudson Executive, of which Mr. Braunstein serves as a Managing Partner, had any relationships requiring disclosure by us under Item 404 of Regulation S-K of the General Rules and Regulations of the Securities and Exchange Commission.

During fiscal 2020, none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director on our board of directors.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Members of the Board who are not employees of the Company receive cash and equity compensation for serving on the Board, as reviewed and recommended by the Compensation Committee, with subsequent approval thereof by the Board.

Post-April 26, 2020 Director Compensation Program

In connection with the replacement of all but two members of the Board on April 26, 2020, our Compensation Committee and Board approved a new non-employee director compensation program, effective as of April 26, 2020. Under this new program, each non-employee director is paid an annual cash retainer of $50,000. The Chair of the Board is paid an additional annual cash retainer of $35,000, while the Chairs of the following Board committees are entitled to the following additional annual cash retainers: Audit Committee Chair: $15,000; Compensation Committee Chair: $10,000; Compliance Committee Chair: $10,000; Nominating and Governance Committee Chair: $7,500; and Finance Committee Chair: $7,500. No additional cash retainers are provided for non-Chair service on Board committees, and we do not pay our directors meeting attendance fees under the new program. Cash retainers are generally payable monthly in arrears; however, in light of the uncertainty created by the COVID-19 global pandemic, all cash retainers accrued for director service under the new program during calendar year 2020 will be deferred and paid in early 2021 (no later than March 15, 2021).

In addition to these cash retainers, and reflective of the Compensation Committee’s and the Board’s belief that equity compensation is key in linking the interests of our non-employee directors and our executives with those of our shareholders, our non-employee directors serving on the Board after April 26, 2020 were granted an initial equity award on May 6, 2020, consisting of (i) an annual grant of RSUs with a value of approximately $100,000, vesting on the first anniversary of the grant date (but eligible for prorated vesting for each completed calendar quarter of service following the grant date), and (ii) a one-time initial grant of 120,000 stock options, with an exercise price of $6.49 per share, with 25% of such options vesting on the first anniversary of the grant date (but eligible for prorated vesting for each completed calendar quarter of service following the grant date), and the remaining 75% of such options vesting in equal quarterly installments over the three-year period following the first anniversary of the grant date.

Commencing with the Company’s 2021 annual meeting of shareholders, our non-employee directors will be eligible to receive an annual grant of RSUs worth approximately $100,000, vesting on the first anniversary of the grant date (but eligible for prorated vesting for each completed calendar quarter of service following the grant date).

Pre-April 26, 2020 Director Compensation Program

Prior to April 26, 2020, the compensation program for the Company’s non-employee directors was as follows: (i) an annual retainer fee of $35,000 for serving on the Board; (ii) an additional annual fee of $7,500 for serving on the Audit Committee (but not Chair), of $7,500 for serving on the Compliance Committee (but not Chair), of $5,000 for serving on the Compensation Committee (but not Chair), and of $4,000 for serving on the Nominating and Corporate Governance Committee (but not Chair); (iii) an additional annual fee of $15,000 for serving as Chair of the Audit Committee, of $15,000 for serving as Chair of the Compliance Committee, of $10,000 for serving as Chair of the Compensation Committee, and of $8,000 for serving as Chair of the Nominating And Corporate Governance Committee; (iv) commencing on April 5, 2019, an additional fee of $1,000 for each Board or each Committee meeting attended in a fiscal year in excess of 8 meetings for the Board or the Committee, as the case may be; (v) an additional annual fee of $40,000 for serving as non-Executive Chair of the Board; and (vi) an annual stock award with a value, on the date of the grant, of $90,000. The annual fees were paid in quarterly installments, and directors could elect to receive such fees in Common Stock instead of cash. The stock award was generally granted on July 1st of each year, and prior to July 1, 2019, vested ratably over a two-year period. The July 1, 2019 award (the grant of which was delayed until October 2019) vested one-third on the date of the grant and two-thirds on the first anniversary of the date of the grant.

Stock Ownership Guidelines

Our Stock Ownership Guidelines provide that each non-employee director should own shares of Common Stock with a value of at least five times his or her annual cash retainer. For this purpose, the annual retainer includes the annual retainer for service on the Board as well as the annual retainer for serving on one (but not more than one) Committee of the Board. Each non-employee director has five years to obtain such ownership from commencement of service as a director. As of the date hereof, each of our non-employee directors is in compliance with the policy or is within the grace period for compliance. For purposes of these guidelines, “shares” include shares owned by a non-employee director or by such person’s immediate family members residing in the same household, and include unvested restricted stock awards (but not unexercised stock options).

DIRECTOR COMPENSATION
The table below summarizes the compensation of each individual who served as a non-employee director during the fiscal year ended June 30, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Douglas G. Bergeron, Chair (3)	$16,319	$98,618	$460,800	$575,737
Lisa P. Baird (3)	$9,066	$98,618	$460,800	$568,484
Douglas L. Braunstein (3)	$9,066	$98,618	$460,800	$568,484
Steven D. Barnhart (4)	$56,319	$96,477	$—	$152,796
Joel Brooks (4)	$51,659	$96,477	$—	$148,136
Kelly Ann Kay (5)	$7,537	$89,996	$—	$97,533
Jacob Lamm (3)	$10,426	$98,618	$460,800	$569,844
Donald W. Layden, Jr. (6)	$29,054	$96,477	$—	$125,531
Robert L. Metzger (5)	$74,773	$96,477	$—	$171,250
Albin F. Moschner (7)	$33,495	$96,477	$—	$129,972
Patricia A. Oelrich (8)	$80,517	$195,094	$460,800	$736,411
Michael K. Passilla (3)	$10,879	$98,618	$460,800	$570,297
William J. Reilly, Jr. (4)	$53,308	$96,477	$—	$149,785
Ellen Richey (3)	$9,066	$98,618	$460,800	$568,484
Sunil Sabharwal (5)	$12,157	$89,996	$—	$102,153
William J. Schoch (5)	$81,910	$96,477	$—	$178,387
Anne M. Smalling (3)	$10,426	$98,618	$460,800	$569,844
Ingrid S. Stafford (5)	$65,232	$96,477	$—	$161,709
Shannon S. Warren (3)	$11,786	$98,618	$460,800	$571,204

(1)
The grant date fair value of the stock awards shown in this column are computed in accordance with FASB ASC Topic 718. Please see Note 16 (“Stock Based Compensation Plans”) in this Form 10-K for further information on how we compute the value of equity awards. As of June 30, 2020, each of Messrs. Bergeron, Braunstein, Lamm, and Passilla and Mses. Baird, Richey, Smalling, and Warren had 15,409 RSUs outstanding. Non-employee directors who resigned in fiscal 2020 forfeited their unvested restricted shares (or, in the case of Ms. Oelrich, RSUs) as follows: Messrs. Barnhart, Brooks, and Reilly: 10,206 restricted shares forfeited (each); Ms. Kay and Mr. Sabharwal: 10,778 restricted shares forfeited (each); Mr. Layden: 8,811 restricted shares forfeited (in addition to 186,916 restricted shares forfeited that were initially granted in February 2020 while Mr. Layden was serving as interim Chief Executive Officer); Messrs. Metzger and Schoch: 837 restricted shares forfeited (each); Ms. Oelrich: 15,409 RSUs and 8,811 restricted shares forfeited; and Ms. Stafford: 8,811 restricted shares forfeited. All of Mr. Moschner’s outstanding restricted stock awards vested in connection with his retirement from the Board.

(2)
The grant date fair value of the stock option awards shown in this column are computed using a Black-Scholes model in accordance with FASB ASC Topic 718. Please see Note 16 (“Stock Based Compensation Plans”) in this Form 10-K for further information on how we compute the value of equity awards. As of June 30, 2020, (i) each of Messrs. Bergeron, Braunstein, Lamm, and Passilla and Mses. Baird, Richey, Smalling, and Warren had 120,000 unvested stock options outstanding (at an exercise price of $6.49 per share), and (ii) Mr. Barnhart had 20,000 vested options outstanding (at an exercise price of $2.05 per share). Ms. Oelrich forfeited the entirety of her fiscal 2020 option grant upon her resignation from the Board. For information related to Mr. Layden’s outstanding option awards, please refer to the “Outstanding Equity Awards at Fiscal Year-End” table above.

(3)	Messrs. Bergeron, Braunstein, Lamm, and Passilla and Mses. Baird, Richey, Smalling, and Warren were appointed to the Board on April 26, 2020.

(4)	Messrs. Barnhart, Brooks, and Reilly resigned from the Board on February 28, 2020.

(5)	Messrs. Metzger, Sabharwal, and Schoch and Mses. Kay and Stafford resigned from the Board on April 26, 2020.

(6)
Mr. Layden served as a non-employee director in fiscal 2020 until his appointment as our interim Chief Executive Officer on October 17, 2019. The compensation shown for Mr. Layden in this table relates solely to his service as a non-employee director prior to that date (after which Mr. Layden was only compensated in his role as an executive officer). For information related to Mr. Layden’s compensation in fiscal 2020 following his appointment as our interim Chief Executive Officer, please refer to the “Compensation Discussion and Analysis” and related compensation tables above. Mr. Layden resigned from the Board effective as of May 8, 2020.

(7)	Mr. Moschner retired from the Board on November 8, 2019.

(8)	Ms. Oelrich resigned from the Board on June 30, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Common Stock
The following table sets forth, as of August 31, 2020, the beneficial ownership of the common stock of each of the Company’s directors, by the named executive officers included in the Fiscal Year 2020 Summary Compensation Table set forth above, by the Company’s directors, named executive officers and other executive officers as a group, and by the beneficial owners of more than 5% of the common stock. Except as otherwise indicated below, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percent of Class
Anant Agrawal	106,600		*
Lisa P. Baird	—		*
Douglas G. Bergeron	—		*
Douglas L. Braunstein	11,156,174	(3)	17.07%
Maeve M. Duska	16,367	(4)	*
Sean Feeney	—		*
Glen E. Goold	—		*
Stephen P. Herbert	582,529	(5)	*
R. Wayne Jackson	—		*
Jacob Lamm	—		*
Donald W. Layden, Jr.	4,405	(6)	*
Matthew W. McConnell	4,324	(7)	*
Michael K. Passilla	—		*
James Pollock	14,869	(8)	*
Ellen Richey	—		*
Anne M. Smalling	—		*
Jeff Vogt	—		*
Shannon S. Warren	—		*
Michael Wasserfuhr	—		*
All directors, named executive officers and other executive officers as a group (19 persons)	11,885,268		18.18%

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Antara Capital LP	5,920,590	(9)	9.08%
Ardsley Advisory Partners LP	4,851,000	(10)	7.44%
Hudson Executive Capital LP	11,020,765	(3)	16.90%
Oakland Hills BV	3,300,052	(11)	5.06%
______________________________
*Less than one percent (1%)

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or dispositive power with respect to securities. Shares of common stock issuable upon conversion of the series A preferred stock, or shares of common stock issuable upon exercise of options currently exercisable, or exercisable within 60 days of August 31, 2020, are deemed to be beneficially owned for purposes hereof.

(2)	The percentage of common stock beneficially owned is based on 65,226,175 shares outstanding as of August 31, 2020.

(3)
Based upon a Schedule 13D/A filed on July 2, 2020 with the Securities and Exchange Commission, each of the following persons has shared voting and dispositive power over 11,020,765 shares of common stock: Hudson Executive, which serves as investment advisor to certain affiliated investment funds which have the right to receive dividends from, and the proceeds from the sale of, the 11,020,765 shares; HEC Management GP LLC, which is the general partner of Hudson Executive; and Douglas L. Braunstein, who is the managing partner of Hudson Executive and the managing member of HEC Management GP LLC. Mr. Braunstein’s total includes 15,409 restricted stock units and 120,000 stock options which have not vested. The business address of each of the foregoing persons is 570 Lexington Avenue, 35th Floor, New York, NY 10022.

(4)
Based on information available to the Company as of May 12, 2020, but including the exercise of stock options subsequent to that date. Includes 16,367 shares of common stock issued in connection with the exercise of stock options.

(5)
Based on information available to the Company as of July 12, 2019, but including the exercise of stock options subsequent that date. Includes 63,805 shares of common stock beneficially owned by Mr. Herbert’s spouse and 176,171 shares of common stock issued in connection with the exercise of stock options.

(6)
Based on information available to the Company as of November 26, 2019, but including the exercise of stock options subsequent to that date. Includes 2,260 shares of common stock issued in connection with the exercise of stock options.

(7)	Based on information available to the Company as of May 12, 2020.

(8)	Includes 10,507 shares of common stock issuable upon exercise of stock options granted to Mr. Pollock that are exercisable as of, or within 60 days of, August 31, 2020.

(9)
Based upon a Schedule 13D/A filed on April 29, 2020 with the Securities and Exchange Commission, each of the following persons has shared voting and dispositive power over 5,920,590 shares of common stock: Antara Capital LP, the investment manager of Antara Capital Master Fund LP; Antara Capital GP LLC, the general partner of Antara Capital LP; and Himanshu Gulati, the sole member of Antara Capital GP LLC and Antara Capital Fund GP LLC. Of the aforementioned 5,920,590 shares, each of the following persons has shared voting and dispositive power over 5,820,590 shares: Antara Capital Master Fund LP, which makes investments for its own account; and Antara Capital Fund GP LLC, the general partner of Antara Capital Master Fund LP. The business address of each of the foregoing persons is 500 Fifth Avenue, Suite 2320, New York, New York 10110.

(10)
Based upon a Schedule 13G filed on February 7, 2020 with the Securities and Exchange Commission, each of the following persons has shared voting and dispositive power over 4,851,000 shares of common stock: Ardsley Advisory Partners LP, Ardsley Advisory Partners GP LLC, Philip J. Hempleman, and Ardsley Partners I GP LLC. Of the aforementioned 4,851,000 shares, Ardsley Partners Advanced Healthcare Fund, L.P. has shared voting and dispositive power over 3,617,280 shares; Ardsley Partners Fund II, L.P. has shared voting and dispositive power over 732,000 shares; Ardsley Partners Renewable Energy Fund, L.P. has shared voting and dispositive power over 500,000 shares; and Ardsley Ridgecrest Partners Fund, L.P. has shared voting and dispositive power over 1,000 shares. The principal business address of each of the foregoing persons is 262 Harbor Drive, Stamford, CT 06902.

(11)
Based upon a Schedule 13G/A filed on January 27, 2020 with the Securities and Exchange Commission, each of the following persons has voting and dispositive power over 3,300,052 shares of common stock: Oakland Hills BV, Malabar Hill NV, who is the statutory director of Oakland Hills BV, and Drs F.H. Fentener van Vlissingen, who is the statutory director of Malabar Hill NV. The principal business address of each of the foregoing persons is Albert Hahnplantsoen 23, 1077 BM, Amsterdam, The Netherlands.

Preferred Stock
The following table sets forth, as of August 31, 2020, the beneficial ownership of the series A preferred stock by the Company’s directors, by the named executive officers included in the Fiscal Year 2020 Summary Compensation Table set forth above, by the Company’s directors, named executive officers and other executive officers as a group, and by the beneficial owner of more than 5% of the series A preferred stock. There were no shares of series A preferred stock beneficially owned as of August 31, 2020 by the Company’s directors, by the named executive officers included in the Fiscal Year 2020 Summary Compensation Table set forth above, or by the directors, named executive officers and other executive officers as a group. Except as indicated below, the Company believes that the beneficial owners of the series A preferred stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares of Series A Preferred Stock (1)		Percent of Class
Legion Partners Asset Management, LLC	44,250	(2)	9.94%
All current directors and executive officers as a group (19 persons)	—		*
______________________________
*Less than one percent (1%)

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. The percentage of series A preferred stock beneficially owned is based on 445,063 shares outstanding as of August 31, 2020.

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

Equity Compensation Plan Information
As of June 30, 2020, equity securities authorized for issuance by the Company with respect to compensation plans were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,812,424		$6.48	2,718,860	(1)
Equity compensation plans not approved by security holders	1,000,000	(2)	6.30	140,000	(3)
TOTAL	2,812,424		$6.41	2,858,860
__________________________________________

(1)
Represents (i) 2,357,192 stock options or shares of common stock remaining to be awarded under the 2018 Equity Incentive Plan, (ii) 255,981 stock options or shares of common stock remaining to be awarded under the 2015 Equity Incentive Plan, and (iii) 105,687 stock options remaining to be awarded under the 2014 Stock Option Incentive Plan.

(2)
Represents 1,000,000 stock options granted to Sean Feeney as a one-time inducement award in connection with his offer of employment by the Company. The terms of the award to Sean Feeney are described in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2020, which description is incorporated herein by this reference. The table award includes 375,000 stock options that will vest based upon performance metrics to be established at a future point in time.

(3)
Represents 140,000 shares issuable to our former CEO George R. Jensen, Jr. upon the occurrence of a USA Transaction as such term is defined in the Jensen Stock Agreement dated September 27, 2011 by and between the Company and George R. Jensen, Jr.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
REVIEW OR APPROVAL OF TRANSACTIONS WITH RELATED PERSONS
We have adopted a formal written policy, which is set forth in our Audit Committee Charter, that our Audit Committee review and approve all related-party transactions, defined by, or those transactions required to be disclosed under, Item 404 of Regulation S-K. Executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of, and any entity affiliated with, any of the foregoing persons, are not permitted to enter into a related person transaction with us without the prior consent of our Audit Committee. Any request for us to enter into a transaction with an executive officer, director, principal shareholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 is considered a “related party transaction” and must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

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
Unregistered Issuance to Hudson Executive as Reimbursement
Hudson Executive, a greater than 10% shareholder of the Company, requested that the Company reimburse the expenses it incurred in connection with its proxy solicitation and informed the Company that it was prepared to accept non-cash consideration for such reimbursement. On June 29, 2020, following consultation with independent legal and financial advisors, the disinterested and independent members of the Board of Directors of the Company unanimously approved the reimbursement of $4,500,000 of the third party costs and expenses incurred by Hudson Executive in connection with its proxy solicitation (the “Reimbursement”), which amount represented a substantial majority but less than the full amount of the third party costs and expenses incurred by Hudson Executive. Douglas G. Bergeron and Douglas L. Braunstein, Managing Partners of Hudson Executive, recused themselves from the Board’s deliberations and voting on the Reimbursement. The Board determined to pay the Reimbursement in the form of shares of common stock of the Company, with the value of the common stock calculated based on the average of the high and low trading price on the date of Board approval. On June 30, 2020, the Company issued 635,593 shares of common stock to funds managed by Hudson Executive in satisfaction of the Reimbursement, which shares represent approximately 0.98% of the Company’s outstanding common stock.
In approving the Reimbursement, the Board considered a number of factors, including but not limited to the following: the Company and all of its shareholders have shared in the benefits created by Hudson Executive’s actions to reconstitute the Board and improve the Company’s governance; shareholders representing a majority of the voting power of the Company had voted in favor of Hudson Executive’s nominees to the Board prior to the end of its proxy solicitation; it is a common practice to reimburse a shareholder’s expenses in connection with the settlement of a proxy contest; the Company previously reimbursed the expenses of a shareholder in the settlement of a proxy contest; and by issuing shares of common stock, the Company will conserve its cash position and Hudson Executive will bear the risk of the common stock maintaining its value until the time such shares are sold by Hudson Executive.
DIRECTOR INDEPENDENCE
The Board of Directors has determined that Lisa P. Baird, Douglas G. Bergeron, Douglas L. Braunstein, Jacob Lamm, Michael K. Passilla, Ellen Richey, Anne M. Smalling and Shannon S. Warren, which members constitute all of the currently serving Board of Directors other than Mr. Feeney, are independent in accordance with the applicable listing standards of The NASDAQ Stock Market LLC.
The Board of Directors has a standing Audit Committee, Compensation Committee, Compliance Committee, Finance Committee, and Nominating and Corporate Governance Committee.

The Audit Committee of the Board of Directors presently consists of Ms. Richey, Ms. Smalling and Ms. Warren (Chair). The Board has determined that each member of the Audit Committee is independent as defined under the listing standards of The Nasdaq Stock Market LLC and under Rule 10A-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our Board of Directors has also determined that Ms. Warren is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee engages the Company’s independent accountants, and is primarily responsible for approving the services performed by the Company’s independent accountants, for reviewing and evaluating the Company’s accounting principles, reviewing the independence of independent auditors, recommending to the Board of Directors that the audited financial statements be included in the Company’s annual Form 10-K, and for discussing with management and the independent auditor any major issues as to the adequacy of the Company’s internal controls and any special steps adopted in light of material control deficiencies. The Audit Committee operates pursuant to a charter that was adopted by the Board of Directors on April 11, 2011, and amended on March 6, 2020, a copy of which is accessible on the Company’s website, www.usatech.com.

The Compensation Committee of the Board of Directors presently consists of Ms. Baird, Mr. Braunstein and Mr. Passilla (Chair). The Board of Directors has determined that each of the current members of the Compensation Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market LLC. The Committee reviews and recommends compensation and compensation changes for the executive officers of the Company and administers the Company’s incentive stock plans. The Compensation Committee operates pursuant to a charter that was adopted by the Board of Directors in September 2007 and amended in May 2013, a copy of which is accessible on the Company’s website, www.usatech.com.

The Compliance Committee presently consists of Ms. Richey (Chair) and Ms. Smalling. The Committee has oversight responsibility for the Company’s compliance functions and supervises the Company’s Chief Compliance Officer. The Compliance Committee also reviews and monitors significant compliance risk areas. The Compliance Committee was established in April 2019. The Compliance Committee operates pursuant to a charter that was adopted by the Board of Directors on December 21, 2018, a copy of which is accessible on the Company’s website, www.usatech.com.

The Finance Committee is a newly formed committee and presently consists of Mr. Bergeron, Mr. Braunstein, Mr. Lamm (Chair), and Ms. Richey. The Finance Committee was formed on April 27, 2020. The Finance Committee reviews and approve matters related to financing activities of the Company.

The Nominating and Corporate Governance Committee of the Board of Directors presently consists of Ms. Baird, Mr. Lamm and Ms. Smalling (Chair). The Board of Directors has determined that each of the current members of the Nominating and Corporate Governance Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market LLC. The Committee recommends to the entire Board of Directors for selection any nominees for director. The Nominating and Corporate Committee operates pursuant to a charter that was adopted by the Board of Directors on October 26, 2012, and amended October 8, 2019, a copy of which is accessible on the Company’s website, www.usatech.com.

Item 14. Principal Accounting Fees and Services.
AUDIT AND NON-AUDIT FEES
During the fiscal year ended June 30, 2020 and June 30, 2019, fees in connection with services rendered by BDO USA, LLP were as set forth below:

($ in millions)	Year ended June 30, 2020	Year ended June 30, 2019
Audit Fees	$2.3	$6.5
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

3.1	Amended and Restated Articles of Incorporation, as amended through May 29, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 3, 2020).

3.2	Amended and Restated Bylaws, as amended through May 4, 2020 (Redline version) (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on June 24, 2020).

4.1	Warrant dated March 29, 2016 in favor of Heritage Bank of Commerce (incorporated by reference to Exhibit 4.2 to Form 10-K filed on September 13, 2016).

4.2
Amendment No. 1 to Rights Agreement, dated April 28, 2020, by and between USA Technologies and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 28, 2020).

4.3*	Description of Securities.

10.1	Form of Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.1 to Form 10‑Q filed May 15, 2007).

10.2
Small Ticket and Deployment Support Incentive Agreement between the Company and Visa U.S.A. Inc., dated as of October 31, 2017 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to Form 10‑Q filed February 9, 2018).

10.3
Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated (Portions of this exhibit were redacted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.2 to Form 10‑Q filed May 15, 2015).

10.3.1
First Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated April 27, 2015 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.45 to Form 10‑K filed September 30, 2015).

10.3.2
Second Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated July 13, 2015 (incorporated by reference to Exhibit 10.14.2 to Form 10‑K filed October 9, 2019).

10.3.3
Third Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated July 17, 2018 (incorporated by reference to Exhibit 10.14.3 to Form 10‑K filed October 9, 2019).

10.4
Third Party Payment Processor Agreement dated April 24, 2015 by and among the Company, JPMorgan Chase Bank, N.A. and Paymentech, LLC (Portions of this exhibit were redacted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.46 to Form 10‑K filed September 30, 2015).

10.4.1
Integrator Amendment (2018) to Third Party Payment Processor Agreement dated October 22, 2018 by and among the Company, JPMorgan Chase Bank, N.A. and Paymentech, LLC (incorporated by reference to Exhibit 10.15.1 to Form 10‑K filed October 9, 2019).

10.5
Merchant Processing Agreement dated April 6, 2018 by and among Cantaloupe Systems, Inc., and Heartland Payment Systems, Inc (incorporated by reference to Exhibit 10.16 to Form 10‑K filed October 9, 2019).

10.6
Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A., dated November 9, 2017 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.2 to Form 10 Q filed February 9, 2018).

10.6.1
First Consent Agreement dated September 28, 2018 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2018).

10.6.2
Second Consent Agreement dated November 15, 2018 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 20, 2018).

10.6.3
Third Consent Agreement dated December 31, 2018 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 3, 2019).

10.6.4
Fourth Consent Agreement dated February 15, 2019 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 19, 2019).

10.6.5
Fifth Consent Agreement dated March 29, 2019 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 2, 2019).

10.6.6
Sixth Consent Agreement dated June 27, 2019 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 28, 2019).

10.6.7
Seventh Consent Agreement dated August 30, 2019 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 4, 2019).

10.6.8
Eighth Consent Agreement dated September 17, 2019 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 24, 2019).

10.6.9
Ninth Consent Agreement dated September 27, 2019 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2019).

10.7*	Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A., dated August 14, 2020.

10.8	Stock Purchase Agreement dated October 9, 2019 by and between the Company and Antara Capital Master Fund LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 9, 2019).

10.9	Registration Rights Agreement dated October 9, 2019 by and between the Company and Antara Capital Master Fund LP (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 9, 2019).

10.9.1
Amendment to Registration Rights Agreement by and between the Company and Antara Capital Master Fund LP dated January 31, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 6, 2020).

10.10	Debt Commitment Letter dated October 9, 2019 by and between the Company and Antara Capital Master Fund LP (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 9, 2019).

10.11
Financing Agreement by and among the Company, as borrower, its subsidiaries, as guarantors, Antara Capital Master Fund LP, as lender, and Cortland Capital Market Services LLC, as administrative agent and collateral agent, dated as of October 31, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 1, 2019).

10.12†	USA Technologies, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10‑K filed on September 30, 2013).

10.13†	USA Technologies, Inc. 2014 Stock Option Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on form DEF 14A filed on May 15, 2014).

10.14†	USA Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 15, 2015).

10.15†	USA Technologies, Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 2, 2018).

10.15.1†	First Amendment to the USA Technologies, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 26, 2020).

10.16†	Employment Agreement between the Company and William T. Haines dated January 7, 2020 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed June 24, 2020).

10.17†	Letter agreement dated January 24, 2019, by and between the Company and Glen E. Goold (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 28, 2019).

10.17.1†	Amendment to letter agreement dated May 14, 2019, by and between the Company and Glen E. Goold (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 20, 2019).

10.18†	Employment Agreement between the Company and Glen E. Goold dated March 2, 2020 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed June 24, 2020).

10.19†	Employment Agreement dated March 27, 2019, by and between the Company and James M. Pollock (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2019).

10.20†	Employment Agreement dated May 3, 2019, by and between the Company and Matthew W. McConnell (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2019).

10.20.1†	Amendment to Employment Agreement dated May 17, 2019, between the Company and Matthew W. McConnell (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 23, 2019).

10.21†	Employment Agreement by and between the Company and Donald W. Layden, Jr., dated October 17, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 18, 2019).

10.22†	Employment Agreement, dated February 28, 2020, by and between the Company and Donald W. Layden, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2020).

10.22.1†
First Amendment to the Employment Agreement, dated as of April 26, 2020, by and between the Company and Donald W. Layden, Jr. (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 26, 2020).

10.23†	Separation Agreement and Release, dated May 10, 2020, between USA Technologies, Inc. and Donald W. Layden, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2020).

10.24†	Employment Agreement between the Company and Michael Wasserfuhr dated February 28, 2020 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed June 24, 2020).

10.25†	Employment Agreement, dated May 8, 2020, between USA Technologies, Inc. and Sean Feeney (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 13, 2020).

10.26†	Non-Qualified Stock Option Agreement, dated May 8, 2020, between USA Technologies, Inc. and Sean Feeney (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 13, 2020).

10.27†
Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated November 9, 2017 (incorporated by reference to Exhibit 10.9 to Form 10-K filed October 9, 2019).

10.27.1†
First Amendment to Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated February 25, 2018 (incorporated by reference to Exhibit 10.9.1 to Form 10-K filed October 9, 2019).

10.27.2†
Second Amendment to Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated August 7, 2019 (incorporated by reference to Exhibit 10.9.2 to Form 10-K filed October 9, 2019).

10.28†	Restricted Stock Unit Award Agreement, dated May 29, 2020, between USA Technologies, Inc. and Anant Agrawal (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2020).

10.29	Independent Contractor Agreement, dated as of June 29, 2020, by and between USA Technologies, Inc. and Eugene Cavanaugh (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 6, 2020)

10.29.1
First Amendment to Independent Contractor Agreement, by and between Eugene Cavanaugh and USA Technologies, Inc., dated as of August 10, 2020 (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 14, 2020).

10.30†	Employment Agreement, by and between R. Wayne Jackson and USA Technologies, Inc., effective as of August 10, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 14, 2020).

10.31†
Non-Qualified Stock Option Agreement, by and between R. Wayne Jackson and USA Technologies, Inc., dated as of August 10, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K filed August 14, 2020).

10.32†	Non-Qualified Stock Option Agreement, dated as of July 16, 2020, by and between USA Technologies, Inc. and Jeff Vogt (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 21, 2020).

10.33
Payment Solutions Agreement between the Company, First Data Merchant Services LLC and Wells Fargo Bank, N.A., dated March 20, 2020 (portions of this exhibit were redacted pursuant to a confidential treatment request)(incorporated by reference to Exhibit 10.1 to Form 10-Q filed on June 24, 2020).

10.34	Letter Agreement, dated April 26, 2020, by and between USA Technologies, Inc. and Hudson Executive Capital LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 27, 2020).

21	List of significant subsidiaries of the Company (incorporated by reference to Exhibit 21 to Form S‑1 filed on May 9, 2018).

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

32.1**	Certification by the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________

*	Filed herewith.

**	Furnished herewith.
† Management contract or compensatory plan or arrangement.

SCHEDULE II
USA TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2020, 2019, AND 2018

($ in thousands)

ACCOUNTS RECEIVABLE RESERVE	Balance at beginning of period	Additions charged to bad debt expense	Deductions and other	Balance at end of period
June 30, 2020	$4,866	$2,815	$(5)	$7,676
June 30, 2019	$2,754	$1,940	$172	$4,866
June 30, 2018	$3,199	$471	$(916)	$2,754

FINANCE RECEIVABLES RESERVE	Balance at beginning of period	Additions charged to bad debt expense	Deductions and other	Balance at end of period
June 30, 2020	$606	$143	$(599)	$150
June 30, 2019	$12	$594	$—	$606
June 30, 2018	$19	$—	$(7)	$12

INVENTORY RESERVE	Balance at beginning of period	Additions	Deductions	Balance at end of period
June 30, 2020	$5,891	$681	$(3,809)	$2,763
June 30, 2019	$3,217	$3,172	$(498)	$5,891
June 30, 2018	$2,204	$1,467	$(454)	$3,217

DEFERRED TAX ASSET VALUATION ALLOWANCE	Balance at beginning of period	Additions	Deductions - JOBS Act	Deductions - Cantaloupe Acquisition	Balance at end of period
June 30, 2020	$42,414	$10,139	$—	$—	$52,553
June 30, 2019	$36,194	$6,220	$—	$—	$42,414
June 30, 2018	$55,156	$3,737	$(19,574)	$(3,125)	$36,194

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TECHNOLOGIES, INC

By: /s/ Sean Feeney
Sean Feeney, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Sean Feeney	Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2020
Sean Feeney

/s/ R. Wayne Jackson	Chief Financial Officer (Principal Financial Officer)	September 11, 2020
R. Wayne Jackson

/s/ Glen E. Goold	Chief Accounting Officer (Principal Accounting Officer)	September 11, 2020
Glen E. Goold

/s/ Lisa P. Baird	Director	September 11, 2020
Lisa P. Baird

/s/ Douglas G. Bergeron	Chairman of the Board of Directors	September 11, 2020
Douglas G. Bergeron

/s/ Douglas L. Braunstein	Director	September 11, 2020
Douglas L. Braunstein

/s/ Jacob Lamm	Director	September 11, 2020
Jacob Lamm

/s/ Michael K. Passilla	Director	September 11, 2020
Michael K. Passilla

/s/ Ellen Richey	Director	September 11, 2020
Ellen Richey

/s/ Anne M. Smalling	Director	September 11, 2020
Anne M. Smalling

/s/ Shannon S. Warren	Director	September 11, 2020
Shannon S. Warren