Form 10-Q
period 2020-09-30
USA TECHNOLOGIES INC
filed 2020-11-06
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 30, 2020 there were 65,256,631 outstanding shares of Common Stock, no par value.

USA TECHNOLOGIES, INC.

Part I. Financial Information
Item 1. Consolidated Financial Statements
USA Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands, except share data)	September 30, 2020	June 30, 2020

Assets
Current assets:
Cash and cash equivalents	$34,690	$31,713
Accounts receivable, less allowance of $7,313 and $7,676, respectively	19,175	17,273
Finance receivables, net	7,356	7,468
Inventory, net	7,005	9,128
Prepaid expenses and other current assets	1,545	1,782
Total current assets	69,771	67,364

Non-current assets:
Finance receivables due after one year	10,385	11,213
Other assets	2,156	1,993
Property and equipment, net	7,526	7,872
Operating lease right-of-use assets	5,417	5,603
Intangibles, net	22,249	23,033
Goodwill	63,945	63,945
Total non-current assets	111,678	113,659

Total assets	$181,449	$181,023

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$31,791	$27,058
Accrued expenses	28,880	30,265
Finance lease obligations and current obligations under long-term debt	3,871	3,328
Deferred revenue	1,639	1,698
Total current liabilities	66,181	62,349

Long-term liabilities:
Deferred income taxes	143	137
Finance lease obligations and long-term debt, less current portion	14,066	12,435
Operating lease liabilities, non-current	4,469	4,749
Total long-term liabilities	18,678	17,321

Total liabilities	84,859	79,670
Commitments and contingencies (Note 13)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $21,113 and $20,779 at September 30, 2020 and June 30, 2020, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Common stock, no par value, 640,000,000 shares authorized, 65,252,965 and 65,196,882 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	402,742	401,240
Accumulated deficit	(309,290)	(303,025)
Total shareholders’ equity	93,452	98,215
Total liabilities, convertible preferred stock and shareholders’ equity	$181,449	$181,023
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
($ in thousands, except per share data)	2020	2019
Revenue:
License and transaction fees	$33,108	$34,609
Equipment sales	3,769	8,750
Total revenue	36,877	43,359

Costs of sales:
Cost of services	19,336	22,089
Cost of equipment	3,301	9,854
Total costs of sales	22,637	31,943

Gross profit	14,240	11,416

Operating expenses:
Selling, general and administrative	16,780	17,196
Investigation, proxy solicitation and restatement expenses	—	4,476
Depreciation and amortization	1,068	1,022
Total operating expenses	17,848	22,694

Operating loss	(3,608)	(11,278)

Other income (expense):
Interest income	350	294
Interest expense	(3,315)	(465)
Total other income (expense), net	(2,965)	(171)

Loss before income taxes	(6,573)	(11,449)
Provision for income taxes	(40)	(59)

Net loss	(6,613)	(11,508)
Preferred dividends	(334)	(334)
Net loss applicable to common shares	$(6,947)	$(11,842)
Net loss per common share
Basic	$(0.11)	$(0.20)
Diluted	$(0.11)	$(0.20)
Weighted average number of common shares outstanding
Basic	64,859,002	60,096,852
Diluted	64,859,002	60,096,852
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Three Month Period Ended September 30, 2020

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2020	65,196,882	$401,240	$(303,025)	$98,215
Cumulative effect adjustment for ASC 326 adoption	—	—	348	348
Stock based compensation	56,083	1,502	—	1,502
Net loss	—	—	(6,613)	(6,613)
Balance, September 30, 2020	65,252,965	$402,742	$(309,290)	$93,452

Three Month Period Ended September 30, 2019

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2019	60,008,481	$376,853	$(262,430)	$114,423
Stock based compensation	—	290	—	290
Net loss	—	—	(11,508)	(11,508)
Balance, September 30, 2019	60,008,481	$377,143	$(273,938)	$103,205
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
($ in thousands)	2020	2019
OPERATING ACTIVITIES:
Net loss	$(6,613)	$(11,508)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock based compensation	1,509	290
Gain on disposal of property and equipment	(3)	(15)
Non-cash interest and amortization of debt discount	3,125	338
Bad debt expense	394	(110)
Provision for inventory reserve	802	574
Depreciation and amortization included in operating expenses	1,068	1,022
Depreciation included in cost of sales for rentals	539	634
Non-cash lease expense	269	491
Deferred income taxes	5	5
Changes in operating assets and liabilities:
Accounts receivable	(1,540)	3,286
Finance receivables	531	(454)
Inventory	1,324	1,232
Prepaid expenses and other assets	100	(412)
Accounts payable and accrued expenses	3,985	5,288
Operating lease liabilities	(259)	(399)
Deferred revenue	(58)	(33)
Net cash provided by operating activities	5,178	229

INVESTING ACTIVITIES:
Purchase of property and equipment	(483)	(420)
Proceeds from sale of property and equipment	8	30
Net cash used in investing activities	(475)	(390)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance by JPMorgan Chase Bank, N.A., net of debt issuance costs	14,550	—
Repayment of finance lease obligations and long-term debt	(15,101)	(1,763)
Proceeds from exercise of common stock options	25	—
Payment of Antara prepayment penalty and commitment termination fee	(1,200)	—
Net cash used in financing activities	(1,726)	(1,763)

Net (decrease) increase in cash and cash equivalents	2,977	(1,924)
Cash and cash equivalents at beginning of year	31,713	27,464
Cash and cash equivalents at end of period	$34,690	$25,540

Supplemental disclosures of cash flow information:
Interest paid in cash	$191	$205
See accompanying notes.

USA Technologies, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. BUSINESS

USA Technologies, Inc. (“USAT” or the “Company”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions and consumer engagement services primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry in the United States and are expanding our solutions and services to other unattended market segments, such as amusement, commercial laundry, kiosk and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry and Internet of Things services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment. The connection to the ePort Connect platform also enables consumer loyalty programs, national rewards programs and digital content, including advertisements and product information to be delivered at the point of sale.

On November 9, 2017, the Company acquired all of the outstanding equity interests of Cantaloupe Systems, Inc. (“Cantaloupe”), pursuant to the Agreement and Plan of Merger. Cantaloupe is a premier provider of cloud and mobile solutions for vending, micro markets, and office coffee service. The acquisition expanded the Company’s existing platform to become an end-to-end enterprise platform integrating Cantaloupe’s Seed Cloud which provides cloud and mobile solutions for dynamic route scheduling, automated pre-kitting, responsive merchandising, inventory management, warehouse and accounting management, as well as cashless vending. The combined companies offer a complete value proposition for customers by providing both top-line revenue generating services as well as bottom line business efficiency services to help operators of unattended retail machines run their businesses better. The combined product offering provides the data-rich Seed system with USAT’s consumer benefits, providing operators with valuable consumer data that results in customized experiences. In addition to new technology and services, due to Cantaloupe’s customer base, the acquisition expanded the Company’s footprint into new markets.

INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2020 Annual Report on Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2021.  The balance sheet at June 30, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

As previously disclosed in the Company’s June 30, 2020 Annual Report on Form 10-K, during the fourth quarter of fiscal year 2020, the Company reclassified certain operating expenses previously reported in the first three quarters of fiscal year 2020 as Selling, general and administrative expenses to Investigation, proxy solicitation and restatement expenses. The reclassifications resulted from management’s conclusion that those operating expenses related to non-recurring professional services fees to assist the Company with accounting and compliance activities following the filing of the 2019 Form 10-K, as well as the proxy solicitation costs incurred in fiscal year 2020. These reclassifications did not affect total operating expenses or net income.
COVID-19

A novel strain of coronavirus (COVID-19) was first identified in China in December 2019 and subsequently declared a global pandemic in March 2020 by the World Health Organization. COVID-19 containment measures began in parts of the United States in March 2020 resulting in forced closure of non-essential businesses and social distancing protocols. As a result, COVID-19 has impacted our business, significantly reducing foot traffic to distributed assets containing our electronic payment solutions and reducing discretionary spending by consumers. The Company did not observe meaningful reductions in processing volume until mid-March, when average daily processing volume decreased approximately 40%. By mid-April, processing volumes began to recover and have steadily improved through September 2020. As of September 30, 2020, our average daily processing volume has increased 53% from the lows in April. At this time we are unable to reasonably estimate the length of time that containment measures will be needed in the United States. Furthermore, even after containment measures are lifted there can be no assurance as to the time required to regain operations and sales at levels prior to the pandemic.

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

OUT OF PERIOD ADJUSTMENT

During the course of preparing its financial statements for the three months ended September 30, 2020, the Company identified an adjustment totaling $0.8 million related to prior year activity. The adjustment relates to the fact that the Company failed to bill an equipment supplier for USAT-provided parts that the supplier incorporated into the assembly of hardware that was sold to the Company, which resulted in an understatement of accounts receivable and an overstatement of cost of equipment sales in fiscal year 2020.

The Company analyzed the potential impact of the error in accordance with the appropriate guidance, from both a qualitative and quantitative perspective, and concluded that the error was not material to any individual interim or annual period in fiscal year 2020 nor the first quarter or estimated annual period results in fiscal year 2021. Accordingly, during the three months ended September 30, 2020, the Company recorded the $0.8 million as a decrease to cost of equipment sales and an increase to accounts receivable as a result of this adjustment.

2. ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements adopted

ASC Topic 326 - Credit Losses

On July 1, 2020, we adopted Topic 326, Financial Instruments-Credit Losses, which was primarily introduced under Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Measurement of Credit Losses on Financial Instruments”. Topic 326 introduces a new credit loss impairment methodology for financial assets measured at amortized cost, requiring recognition of the full lifetime expected credit losses upon initial recognition of the financial asset, replacing current GAAP, which generally requires that a loss be incurred before it is recognized. The expected credit loss model is based on historical experience, current conditions, and reasonable and supportable economic forecasts of collectability.

We adopted Topic 326 using the modified retrospective approach through a cumulative-effect adjustment to retained earnings on July 1, 2020. The adoption impacted the calculation of our allowance for doubtful accounts on accounts receivables and our allowance for nonperforming finance receivables.

We estimate our allowances using an aging analysis of the receivables balances, primarily based on historical loss experience, as there have been no significant changes in the mix or risk characteristics of the receivable revenue streams used to calculate historical loss rates. We also take into consideration that receivables for monthly service fees that are collected as part of the flow of funds from our transaction processing service have a lower risk profile than receivables for equipment and service fees billed under the Company’s standard payment terms of 30 to 60 days from invoice issuance, and adjust our aging analysis to incorporate those risk assessments. Current conditions are analyzed at each measurement date as we reassess whether our receivables continue to exhibit similar risk characteristics as the prior measurement date, and determine if the reserve calculation needs to be adjusted for new developments, such as a customer’s inability to meet its financial obligations. Lastly, we also factor reasonable and supportable economic expectations into our allowance estimate for the asset’s entire expected life, which is generally less than one year for accounts receivable and five years for finance receivables.

The adoption of this pronouncement resulted in the recognition of a $0.8 million decrease in the allowance for doubtful accounts for accounts receivable, mainly related to subsequent favorable settlements of customer balances that were considered in the expected credit loss calculation, and a $0.4 million increase in the allowance for nonperforming finance receivables on our opening balance sheet as of July 1, 2020, with a corresponding net increase of $0.3 million in retained earnings.

The following table represents a rollforward of the allowance for doubtful accounts for accounts receivable for the three months ending September 30, 2020:

Three months ended September 30,
($ in thousands)	2020

Beginning balance, prior to adopting ASC 326	$7,676
Impact of ASC 326	(757)
Provision for credit losses	394
Ending balance	$7,313

For details on the adoption of Topic 326 relating to Finance Receivables, please refer to Note 5 - Finance Receivables, including the Company’s rollforward of the allowance for nonperforming finance receivables.

ASU 2018-15 - Intangibles—Goodwill and Other (Topic 350): Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this ASU on July 1, 2020 did not have a material impact on our condensed consolidated financial statements.

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

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard provides practical expedients for contract modifications with the transition from reference rates, such as LIBOR, that are expected to be discontinued. This guidance is applicable for the Company's revolving credit facility and secured term facility with JPMorgan Chase Bank, N.A., which uses LIBOR as a reference rate. The provisions of ASU 2020-04 can be applied at any point on a prospective basis through December 31, 2022. If and when the Company modifies its revolving credit facility and secured term facility with JPMorgan Chase Bank, N.A. to use an alternative reference rate, the application of ASU 2020-04 would allow for the modification to be considered not substantial and be accounted for prospectively by adjusting the effective interest rate in accordance with ASC 470-50.

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

Right-of-Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is the collateralized rate of interest that we would pay to borrow over a similar term an amount equal to the lease payments, based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. USAT has lease agreements with lease and non-lease components. The Company elected the practical expedient related to treating lease and non-lease components as a single lease component for all leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

At September 30, 2020, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Classification	As of September 30, 2020

Assets
Operating leases	Operating lease ROU assets	$5,417

Liabilities
Current:
Operating leases	Accrued expenses	1,097

Non-current:
Operating leases	Operating lease liabilities, non-current	$4,469

Components of lease cost are as follows:

($ in thousands)	Three months ended September 30, 2020	Three months ended September 30, 2019

Operating lease costs*	529	701
* Includes short-term lease and variable lease costs, which are not material.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Three months ended September 30, 2020	Three months ended September 30, 2019

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$346	$495

Non-cash activity
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$—	$3,071

Weighted-average remaining lease term and discount rate for our leases are as follows:

Three months ended September 30, 2020
Weighted-average remaining lease term (years)
Operating leases	5.0

Weighted-average discount rate
Operating leases	6.8%

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases
Remainder of 2021	$1,083
2022	1,461
2023	1,493
2024	1,030
2025	627
Thereafter	893
Total lease payments	$6,587
Less: Imputed interest	(1,021)
Present value of lease liabilities	$5,566

Lessor Accounting

The Company offers its customers financing for the lease of our POS electronic payment devices. We account for these transactions as sales-type leases. Our sales-type leases generally have a non-cancellable term of 60 months. Certain leases contain an end-of-term purchase option that is generally insignificant and is reasonably certain to be exercised by the lessee. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases, which are typically our JumpStart program leases, which are agreements for renting POS electronic payment devices. JumpStart terms are typically 36 months and are cancellable with 30 to 60 days' written notice.

The Company treats lease and non-lease components as a single component for those leases where the timing and pattern of transfer for the non-lease component and associated lease component are the same and the stand-alone lease component would be classified as an operating lease if accounted for separately. The combined component is then accounted for under Topic 606, Revenue from Contracts with Customers or Topic 842 depending on the predominant characteristic of the combined component, which was Topic 606 for the Company's operating leases. All QuickStart leases are sales-type and do not qualify for the election.

Lessor consideration is allocated between lease components and the non-lease components using the requirements under Topic 606. Revenue from sales-type leases is recognized upon shipment to the customer and the interest portion is deferred and recognized as earned. The revenues related to the sales-type leases are included in Equipment sales in the Condensed

Consolidated Statements of Operations and a portion of the lease payments as interest income. Revenue from operating leases is recognized ratably over the applicable service period with service fee revenue related to the leases included in License and transaction fees in the Condensed Consolidated Statements of Operations.

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	September 30, 2020	June 30, 2020
Cost	$32,425	32,445
Accumulated depreciation	(28,088)	(27,745)
Net	$4,337	$4,700

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of September 30, 2020 are disclosed within Note 5 - Finance Receivables.

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

Transaction Price Allocated to Future Performance Obligations

In determining the transaction price allocated to unsatisfied performance obligations, we do not include non-recurring charges. Further, we apply the practical expedient to not consider arrangements with an original expected duration of one year or less, which are primarily month to month rental agreements. The majority of our contracts have a contractual term of between 36 and 60 months based on implied and explicit termination penalties. These amounts will be converted into revenue in future periods as work is performed, primarily based on the services provided or at delivery and acceptance of products, depending on the applicable accounting method for the services or products being delivered.

The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of September 30, 2020

Remainder of 2021	$9,215
2022	10,940
2023	8,808
2024	4,751
2025 and thereafter	1,660
Total	$35,374

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended September 30,	Three months ended September 30,
($ in thousands)	2020	2019

Deferred revenue, beginning of the period	$1,698	$1,681
Deferred revenue, end of the period	1,639	1,649
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$93	$129

The change in the contract liability balances period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

At September 30, 2020 and June 30, 2020, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $1.8 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired. During the three months ended September 30, 2020 and 2019, amortization of capitalized contract costs was $0.1 million for both periods.

5. FINANCE RECEIVABLES

The Company's finance receivables consist of financed devices under the Quickstart program and Cantaloupe devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty month sales-type leases. As of September 30, 2020 and June 30, 2020, finance receivables consist of the following:

($ in thousands)	September 30, 2020	June 30, 2020
Current finance receivables, net	$7,356	7,468
Finance receivables due after one year	10,385	11,213
Total finance receivables, net of nonperforming allowance of $559 and $150, respectively	$17,741	$18,681

On July 1, 2020, the Company adopted Topic 326 using the modified retrospective approach, and began calculating our allowance for nonperforming finance receivables under an expected loss model rather than an incurred loss model. Prior to July 1, 2020, the allowance was based on an estimate of probable losses inherent in the finance receivable portfolio as of the balance sheet date.

We collect lease payments from customers as part of the flow of funds from our transaction processing service. Balances are considered past due if customers do not have sufficient transaction revenue to cover the monthly lease payment by the end of the monthly billing period. The Company routinely monitors customer payment performance and uses prior payment performance as a measure to assess the capability of the customer to repay contractual obligations of the lease agreements as scheduled. On an as-needed basis, qualitative information may be taken into consideration if new information arises related to the customer’s ability to repay the lease.

Credit risk for these receivables is continuously monitored by management and reflected within the allowance for nonperforming finance receivables by aggregating leases with similar risk characteristics into pools that are collectively assessed. Because the Company’s lease contracts generally have similar terms, customer characteristics around transaction processing volume and sales were used to disaggregate the leases. Our key credit quality indicator is the amount of transaction revenue we process for each customer relative to their lease payment due, as we consider this customer characteristic to be the strongest predictor of the risk of customer default. Customers with low processing volume or with transaction sales that are insufficient to cover the lease payment are considered to be at a higher risk of customer default.

Customers are pooled based on their ratio of gross sales to required monthly lease obligations into two categories for high ratio and low ratio customers. Using these two categories, we performed an analysis of historical write-offs to calculate reserve percentages by aging buckets for each category of customer.

At September 30, 2020, the gross lease payable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$4,680	$4,013	$4,986	$3,073	$248	$18	$17,018
30 days and under	24	51	102	11	—	—	188
31-60 days	5	8	31	10	1	—	55
61-90 days	26	29	64	13	2	—	134
Greater than 90 days	82	164	519	100	31	9	905
Total finance receivables	$4,817	$4,265	$5,702	$3,207	$282	$27	$18,300

At June 30, 2020, the gross lease payable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$4,950	$4,406	$4,811	$2,730	$555	$22	$17,474
30 days and under	40	66	121	28	11	1	267
31-60 days	13	15	13	—	—	—	41
61-90 days	10	44	62	19	3	—	138
Greater than 90 days	22	263	537	67	14	8	911
Total finance receivables	$5,035	$4,794	$5,544	$2,844	$583	$31	$18,831

At September 30, 2020, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$4,321	$3,607	$4,434	$2,519	$121	$9	$15,011
Low ratio customers	496	658	1,268	688	161	18	3,289
Total finance receivables	$4,817	$4,265	$5,702	$3,207	$282	$27	$18,300

The following table represents a rollforward of the allowance for nonperforming finance receivables for the three months ending September 30, 2020 and 2019:

	Three months ended September 30,	Three months ended September 30,
($ in thousands)	2020	2019

Beginning balance, prior to adopting ASC 326	$150	$606
Impact of ASC 326	409	—
Provision for credit losses	—	1
Charge-offs	—	—
Ending balance	$559	$607

Cash to be collected on our performing finance receivables due for each of the fiscal years are as follows:

($ in thousands)
2021	$8,563
2022	5,607
2023	4,447
2024	2,675
2025	1,126
Thereafter	44
Total amounts to be collected	22,462
Less: interest	(3,603)
Less: allowance for nonperforming receivables	(559)
Total finance receivables	$18,300

6. EARNINGS (LOSS) PER SHARE

The calculation of basic earnings (loss) per share (“EPS”) and diluted EPS are presented below:

	Three months ended September 30,
($ in thousands, except per share data)	2020	2019

Numerator for basic and diluted loss per share
Net loss	$(6,613)	$(11,508)
Preferred dividends	(334)	(334)
Net loss applicable to common shareholders	$(6,947)	$(11,842)

Denominator for basic loss per share - Weighted average shares outstanding	64,859,002	60,096,852
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	64,859,002	60,096,852

Basic loss per share	$(0.11)	$(0.20)
Diluted loss per share	$(0.11)	$(0.20)

Anti-dilutive shares excluded from the calculation of diluted loss per share were 2,534,225 for the three months ended September 30, 2020 and 1,293,317 for the three months ended September 30, 2019.

7. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of September 30, 2020
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	$1,695	$(756)	$939	3 - 7 years
Developed technology	10,939	(5,571)	5,368	5 - 6 years
Customer relationships	19,049	(3,107)	15,942	10 - 18 years
Total intangible assets	$31,683	$(9,434)	$22,249

Goodwill	63,945	—	63,945	Indefinite

Total intangible assets & goodwill	$95,628	$(9,434)	$86,194

	As of June 30, 2020
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(699)	996	3 - 7 years
Developed technology	10,939	(5,110)	5,829	5 - 6 years
Customer relationships	19,049	(2,841)	16,208	10 - 18 years
Total intangible assets	$31,685	$(8,652)	$23,033

Goodwill	63,945	—	63,945	Indefinite

Total intangible assets & goodwill	$95,630	$(8,652)	$86,978

For the three months ended September 30, 2020 and 2019, there was $0.8 million for each respective period in amortization expense related to intangible assets.

8. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of September 30, 2020 and June 30, 2020 consisted of the following:

	As of September 30,	As of June 30,
($ in thousands)	2020	2020

2020 Antara Term Facility	$—	$15,000
2021 JPMorgan Credit Facility	15,000	—
Other, including finance lease obligations	3,258	3,358
Less: unamortized issuance costs and debt discount	(321)	(2,595)
Total	17,937	15,763
Less: debt and other financing arrangements, current	(3,871)	(3,328)
Debt and other financing arrangements, noncurrent	$14,066	$12,435

Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,
($ in thousands)	2020	2019
2020 Antara Term Facility	$2,779	$—
2021 JPMorgan Credit Facility	172	—
2018 JPMorgan Revolving Credit Facility	—	77
2018 JPMorgan Term Loan	—	160
Other interest expense	364	228
Total interest expense	$3,315	$465

JPMorgan Chase Bank Credit Agreement

On August 14, 2020, the Company repaid all amounts outstanding under the $30.0 million senior secured term loan facility (“2020 Antara Term Facility”) with Antara Capital Master Fund LP (“Antara”) and entered into a credit agreement with JPMorgan Chase Bank, N.A.

The 2021 JPMorgan Credit Agreement provides for a $5 million secured revolving credit facility (the “2021 JPMorgan Revolving Facility”) and a $15 million secured term facility (the “2021 JPMorgan Secured Term Facility” and together with the 2021 JPMorgan Revolving Facility, the “2021 JPMorgan Credit Facility”), which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $5 million. In connection with the consummation of the 2021 JPMorgan Credit Agreement, the Company repaid all amounts outstanding under the 2020 Antara Term Facility. The Company recognized $2.8 million of interest expense related to the 2020 Antara Term Facility during the fiscal quarter ended September 30, 2020, including the recognition of $2.6 million of unamortized issuance costs and debt discount as interest expense, reflecting the difference between the carrying value of the 2020 Antara Term Facility and the amount due upon repayment.

The 2021 JPMorgan Credit Facility has a three year maturity, with interest determined, at the Company’s option, on a base rate of LIBOR plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 2.75% and 3.75% for base rate loans and between 3.75% and 4.75% for LIBOR loans. In the event of default, the interest rate may be increased by 2.00%. The 2021 JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. Through December 31, 2021, the applicable interest rate will be LIBOR plus 4.75%. Principal payments are due in quarterly installments of $187,500 beginning December 31, 2020 for a total annual repayment of $750,000.

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

Term Facility with Antara

On October 9, 2019, the Company entered into a commitment letter with Antara, pursuant to which Antara committed to extend to the Company a $30.0 million senior secured term loan facility. On October 31, 2019, the Company entered into a Financing Agreement with Antara to draw $15.0 million on the 2020 Antara Term Facility and agreed to draw an additional $15.0 million at any time between July 31, 2020 and April 30, 2021, subject to the terms of the Financing Agreement. If the Company failed to make the subsequent draw on the 2020 Antara Term Facility by April 30, 2021, the Company would pay Antara a commitment termination fee equal to 3% of the subsequent draw commitment. The outstanding amount of the draws under the 2020 Antara Term Facility bore interest at 9.75% per annum, payable monthly in arrears. The proceeds of the initial draw were used to repay the outstanding balance of the 2018 JPMorgan Revolving Credit Facility (as defined below) due to JPMorgan in the amount of $10.1 million, including accrued interest, and to pay transaction expenses. The Company would also incur a prepayment premium of 5% of the principal balance if prepaid on or prior to December 31, 2020.

On October 9, 2019, the Company also sold shares of the Company’s common stock to Antara at a price below market value. Since the 2020 Antara Term Facility and equity issuance were negotiated in contemplation of each other and executed within a short period of time, the Company evaluated the debt and equity financing as a combined arrangement, and estimated the fair values of the debt and equity components to allocate the proceeds, net of the registration rights agreement liability on a relative fair value basis between the debt and equity components. The non-lender fees incurred to establish the debt and equity financing arrangement were allocated to the debt and equity components on a relative fair value basis and capitalized on the Company’s balance sheet. $0.9 million was allocated to debt issuance costs and $0.1 million was allocated to debt commitment fees. The 2020 Antara Term Facility agreement also contained a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The allocation of the proceeds to the debt component and the bifurcation of the embedded derivative liability resulted in a $2.1 million debt discount.

On August 14, 2020, the Company repaid all amounts outstanding under the 2020 Antara Term Facility and entered into the 2021 JPMorgan Credit Agreement. The Company recorded a liability for the commitment termination fee and prepayment premium for $1.2 million as of June 30, 2020, which was paid during the three months ended September 30, 2020.

Revolving Credit Facility and Term Loan with JPMorgan Chase

On November 9, 2017, in connection with the acquisition of Cantaloupe, the Company entered into a five year credit agreement among the Company, as the borrower, its subsidiaries, as guarantors, and JPMorgan, as the lender and administrative agent for the lender (the “Lender”), pursuant to which the Lender (i) made a $25 million term loan (“2018 JPMorgan Term Loan”) to the Company and (ii) provided the Company with a line of credit (“2018 JPMorgan Revolving Credit Facility”) under which the Company may borrow revolving credit loans in an aggregate principal amount not to exceed $12.5 million at any time. All advances under the 2018 JPMorgan Revolving Credit Facility and all other obligations were required to be paid in full at maturity on November 9, 2022. The applicable interest rate on the loans for the three months ended September 30, 2019 was LIBOR plus 4%. On September 30, 2019, the Company prepaid the remaining principal balance of the 2018 JPMorgan Term Loan, and on October 31, 2019, the Company repaid the outstanding balance on the 2018 JPMorgan Revolving Credit Facility.

Other Borrowings

In connection with the acquisition of Cantaloupe, the Company assumed debt of $1.8 million, with an outstanding balance of $0.1 million and $0.2 million as of September 30, 2020 and June 30, 2020, respectively, comprised of promissory notes bearing an interest rate of 10% and maturing on April 1, 2021 with principal and interest payments due quarterly.

In the fourth quarter of fiscal year 2020, we received loan proceeds of approximately $3.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We intend to use the PPP Loan in accordance with the provisions of the CARES Act. The loan bears a fixed interest rate of 1% over a two year term from the approval date of April 28, 2020. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty caused by COVID-19 made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

9. ACCRUED EXPENSES
Accrued expenses consisted of the following as of September 30, 2020 and June 30, 2020:

	As of September 30,	As of June 30,
($ in thousands)	2020	2020

Accrued sales tax	$21,114	$20,036
Accrued compensation and related sales commissions	3,350	2,757
Operating lease liabilities - current	1,097	1,075
Accrued professional fees	1,427	924
Income taxes payable	93	123
Accrued other taxes and filing fees	218	220
Accrued other, including settlement of shareholder class action lawsuit	1,581	5,130
Total accrued expenses	$28,880	$30,265

10. FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities are initially recorded at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at cost which approximates fair value due to the short-term maturity of these instruments and are Level 1 assets or liabilities of the fair value hierarchy. We have not identified material impacts from COVID-19 on the fair value of our financial assets and liabilities.

The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of September 30, 2020. The fair value of the Company’s obligations under its long-term debt agreements with JPMorgan Chase were considered Level 2 liabilities of the fair value hierarchy because these instruments have interest rates that reset frequently. The fair value of the Company's obligations under its long-term debt agreements with Antara as of June 30, 2020 was approximately $15.8 million and considered a Level 3 liability of the fair value hierarchy because this instrument used significant unobservable inputs consistent with those used in determining the embedded derivative liability values, as discussed below.

As discussed in Note 8, the Company’s 2020 Antara Term Facility agreement contained a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition. At June 30, 2020, the Company’s embedded derivative liability was measured at fair value using a probability-weighted discounted cash flow model including assumptions for (1) management's estimates of the probability and timing of future cash flows and related events; (2) the Company's risk-adjusted discount rate that includes a company-specific risk premium; and (3) the Company's cost of debt; and was classified as a Level 3 liability of the fair value hierarchy and included as a component of Accrued expenses on the consolidated balance sheets as of June 30, 2020. The Company paid the prepayment premium on the 2020 Antara Term Facility and derecognized the embedded derivative liability during the three months ended September 30, 2020.

11. INCOME TAXES

For the three months ended September 30, 2020, the Company recorded an income tax provision of $40 thousand. As of September 30, 2020, the Company reviewed the existing deferred tax assets in light of COVID-19 and continues to record a full valuation against its deferred tax assets.  The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of September 30, 2020, the Company had a total unrecognized income tax benefit of $0.2 million. The provision is based upon actual loss before income taxes for the three months ended September 30, 2020, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision. The Company will continue to monitor the status of the COVID-19 pandemic and its impact on our results of operations.

For the three months ended September 30, 2019, an income tax provision of $59 thousand was recorded. As of September 30, 2019, the Company continued to record a full valuation against its deferred tax assets. The income tax provision primarily relates to the Company’s uncertain tax positions, as well as state income and franchise taxes. As of September 30, 2019, the Company had a total unrecognized income tax benefit of $0.2 million. The provision is based upon actual loss before income taxes for the three months ended September 30, 2019, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

12. EQUITY

WARRANTS

The Company had 23,978 warrants outstanding as of September 30, 2020 and June 30, 2020, all of which were exercisable at $5.00 per share. The warrants have an expiration date of March 29, 2021.

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

During the three months ended September 30, 2020, the Company granted stock options to certain employees which vest each year over a three-year period. Certain of those stock options are also subject to the achievement of performance goals to be established by the Company for each fiscal year. Because the performance conditions of those stock options granted have not yet been established as of September 30, 2020, a measurement date under ASC 718, Compensation - Stock Compensation, has not yet been established for those stock options and compensation cost will not be measured and recorded until the date on which those specific performance terms are established and mutually understood with the awardee.

The fair value of all options granted during the three months ended September 30, 2020 was determined using the following assumptions and includes only options with an established measurement date under ASC 718:

Three months ended September 30,
2020
Expected volatility (percent)	76.6% - 77.3%
Expected life (years)	4.5
Expected dividends	0.0%
Risk-free interest rate (percent)	0.2% - 0.3%
Number of options granted	467,500
Weighted average exercise price	$7.49
Weighted average grant date fair value	$4.41

Stock based compensation related to all stock options for the three months ended September 30, 2020 and 2019 was $1.1 million and $0.2 million, respectively.

COMMON STOCK

There were no significant new common stock awards granted during the three months ended September 30, 2020.

The total expense recognized for all common stock awards for the three months ended September 30, 2020 and 2019 was $0.4 million and $42 thousand, respectively.

13. COMMITMENTS AND CONTINGENCIES

We are a party to litigation and other proceedings that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. In accordance with the accounting guidance for contingencies, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable (as defined in such guidance) and the amount of the loss can be reasonably estimated. We cannot predict the outcome of legal or other proceedings with certainty.

Eastern District of Pennsylvania Consolidated Shareholder Class Actions

As previously reported, on September 11, 2018, Stéphane Gouet filed a putative class action complaint against the Company, Stephen P. Herbert, the then-current Chief Executive Officer, and Priyanka Singh, the then-current Chief Financial Officer, in the United States District Court for the District of New Jersey. The class was defined as purchasers of the Company’s securities from November 9, 2017 through September 11, 2018. The complaint alleged that the Company disclosed on September 11, 2018 that it was unable to timely file its Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “2018 Form 10-K”), and that the Audit Committee of the Company’s Board of Directors was in the process of conducting an internal investigation of current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements. The complaint alleged that the defendants disseminated false statements and failed to disclose material facts and engaged in practices that operated as a fraud or deceit upon Gouet and others similarly situated in connection with their purchases of the Company’s securities during the proposed class period. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 10b-5 promulgated thereunder.

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

On February 28, 2019, the Court approved a Stipulation agreed to by the parties in the Consolidated Action for the filing of an amended complaint within fourteen days after the Company filed its 2018 Form 10-K. On January 22, 2019, the Company and Herbert filed a motion to transfer the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania. On February 5, 2019, the Lead Plaintiff filed its opposition to the Motion to Transfer.  On August 12, 2019, the University of Puerto Rico Retirement System (“UPR”) filed a putative class action complaint in the United States District Court for the District of New Jersey against the Company, Herbert, Singh, the Company’s Directors at the relevant time (Steven D. Barnhart, Joel Books, Robert L. Metzger, Albin F. Moschner, William J. Reilly and William J. Schoch) (the “Independent Directors”), and the investment banking firms who acted as underwriters for the May 2018 follow-on public offering of the Company (the “Public Offering”): William Blair & Company; LLC; Craig-Hallum Capital Group, LLC; Northland Securities, Inc.; and Barrington Research Associates, Inc. (the “Underwriters”). The class was defined as purchasers of the Company’s shares pursuant to the registration statement and prospectus issued in connection with the Public Offering. Plaintiff sought to recover damages caused by Defendants’ alleged violations of the Securities Act of 1933 (as amended, the “1933 Act”), and specifically Sections 11, 12 and 15 thereof. The complaint generally sought compensatory damages, rescissory damages and attorneys’ fees and costs. The UPR complaint was consolidated into the Consolidated Action and the UPR docket was closed.

On September 30, 2019, the Court granted the motion to transfer and transferred the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania, Docket No. 19-cv-04565. On November 20, 2019, Plaintiff filed an amended complaint that asserted claims under both the 1933 Act and the 1934 Act.  Defendants filed motions to dismiss on February 3, 2020. Before briefing on the motions was completed, the parties participated in a private mediation on February 27,

2020, which ultimately resulted in a settlement. On May 29, 2020, the plaintiffs filed documents with the Court seeking preliminary approval of the settlement, with the defendants supporting approval of the settlement. On June 9, 2020, the Court granted preliminary approval of the settlement and issued a scheduling order for further action on the settlement. The settlement provides for a payment of $15.3 million which includes all administrative costs and plaintiffs’ attorneys’ fees and expenses. The Company’s insurance carriers paid approximately $12.7 million towards the settlement and the Company paid approximately $2.6 million towards the settlement. The settlement payments were deposited into an escrow account in July 2020. Only one putative class member submitted an objection to the settlement. On October 30, 2020, the Court held a hearing on the motion for final settlement approval and granted approval. Under the settlement, payment of plaintiffs’ counsel’s fees and expenses may be distributed within three business days of approval (subject to being returned if the settlement is reversed based on any appeal). Once the final settlement approval order is no longer at risk of being reversed or revised on appeal, administration of the remaining settlement proceeds to claimants will begin. Should the settlement approval be reversed for any reason, the parties will resume litigation of the claims.

Chester County, Pennsylvania Class Action

As previously reported, a putative shareholder class action complaint was filed against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the Underwriters, in the Court of Common Pleas, Chester County, Pennsylvania, Docket No. 2019-04821-MJ. The complaint alleged violations of the 1933 Act. As also previously reported, on September 20, 2019 the Court granted the defendants’ Petition for Stay and stayed the Chester County action until the Consolidated Action reaches a final disposition. On October 18, 2019, plaintiff filed an appeal to the Pennsylvania Superior Court from the Order granting defendants’ Petition for Stay, Docket No. 3100 EDA 2019. On December 6, 2019, the Pennsylvania Superior Court issued an Order stating that the Stay Order does not appear to be final or otherwise appealable and directed plaintiff to show cause as to the basis of the Pennsylvania Superior Court’s jurisdiction. The plaintiff filed a Response to the Order to Show Cause on December 16, 2019, and the defendants filed an Application to Quash Appeal on December 26, 2019. On February 20, 2020, the Pennsylvania Superior Court quashed the appeal. Absent further action by the Chester County Court, this action will remain stayed until the Consolidated Action reaches final disposition.

Department of Justice Subpoena

As previously reported, in the third quarter of fiscal year 2020, the Company responded to a subpoena received from the U.S. Department of Justice that sought records regarding Company activities that occurred during prior financial reporting periods, including restatements. The Company is cooperating fully with the agency’s queries.

Other Shareholder Demand Letters

By letter dated October 12, 2018, Peter D’Arcy, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s former officers and directors for breach of fiduciary duties. The letter alleged the officers and directors made false and misleading statements that failed to disclose that the Company’s accounting treatment, financial reporting and internal controls related to certain of the Company’s contractual agreements would result in an internal investigation and would delay the Company’s filing of its 2018 Form 10-K, and that the Company failed to maintain adequate internal controls. By letter dated October 18, 2018, Chiu Jen-Ting, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s former officers and directors for breach of fiduciary duties in connection with issues similar to those asserted by Mr. D’Arcy. By letter dated August 2, 2019, Stan Emanuel, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s former officers and directors for breach of fiduciary duties in connection with issues similar to those asserted by Mr. D’Arcy. In accordance with Pennsylvania law, the Board of Directors formed a special litigation committee (the “SLC”), currently consisting of Lisa P. Baird, Douglas L. Braunstein and Michael K. Passilla, in order to, among other things, investigate and evaluate the demand letters. The SLC and its counsel are currently investigating the matters raised in these letters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of USA Technologies, Inc. (“USAT” or the “Company”). For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:
•general economic, market or business conditions unrelated to our operating performance, including the impact of the coronavirus disease 2019 (COVID-19) pandemic on the Company's operations, financial condition, and the demand for the Company’s products and services;
•failure to comply with the financial covenants of our credit agreement with JPMorgan Chase Bank, N.A. entered into on August 14, 2020;
•the ability of the Company to raise funds in the future through sales of securities or debt financing in order to sustain its operations in the normal course of business or if an unexpected or unusual event would occur;
•the ability of the Company to compete with its competitors to obtain market share;
•whether the Company’s current or future customers purchase, lease, rent or utilize ePort devices or our other products in the future at levels currently anticipated by our Company;
•whether the Company’s customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancelable by the customer on thirty to sixty days’ notice;
•the ability of the Company to satisfy its trade obligations included in accounts payable and accrued expenses;
•the ability of the Company to sell to third party lenders all or a portion of our finance receivables, or to do so in a timely manner;
•the ability of a sufficient number of our customers to utilize third party financing companies under our QuickStart program in order to improve our net cash used by operating activities;
•the incurrence by us of any unanticipated or unusual non-operating expenses which would require us to divert our cash resources from achieving our business plan;
•the ability of the Company to predict or estimate its future quarterly or annual revenue and expenses given the developing and unpredictable market for its products;
•the ability of the Company to retain key customers from whom a significant portion of its revenue is derived;
•the ability of a key customer to reduce or delay purchasing products from the Company;
•the ability of the Company to obtain widespread commercial acceptance of its products and service offerings such as ePort QuickConnect, mobile payment and loyalty programs;
•whether any patents issued to the Company will provide the Company with any competitive advantages or adequate protection for its products, or would be challenged, invalidated or circumvented by others;
•the ability of the Company to operate without infringing the intellectual property rights of others;
•the ability of the Company to maintain the resilience of our electronic platforms, soundness of our business continuity and disaster recovery plans and to avoid unauthorized hacking or credit card fraud;
•whether we are able to fully remediate our material weaknesses in our internal controls over financial reporting as of December 31, 2020 or continue to experience material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;
•whether our suppliers would increase their prices, reduce their output or change their terms of sale;

•whether the listing application for the Company’s securities which has been filed by the Company with The Nasdaq Stock Market LLC will be granted in a timely manner; and
•the risks associated with the currently pending litigation or possible regulatory action arising from the internal investigation conducted by the Audit Committee in fiscal year 2019 and its findings (the “2019 Investigation”), from the failure to timely file our periodic reports with the Securities and Exchange Commission, from the restatement of the affected financial statements, from allegations related to the registration statement for the follow-on public offering, or from potential litigation or other claims arising from the shareholder demands for derivative action or from the subpoena the Company received from the U.S. Department of Justice.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above, or those discussed under Item 1A. “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“2020 Form 10-K”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date of this Form 10-Q.  Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW OF THE COMPANY

USA Technologies, Inc. provides wireless networking, cashless transactions, asset monitoring, and other value-added services principally to the small ticket, unattended Point of Sale (“POS”) market. Our ePort® technology can be installed and/or embedded into everyday devices such as vending machines, a variety of kiosks, amusement games, and commercial laundry via either our ePort hardware or our Quick Connect solution. Our associated service, ePort Connect®, is a PCI-compliant, comprehensive service that includes simplified credit/debit card processing and support, consumer engagement services as well as telemetry, Internet of Things, and machine-to-machine services, including the ability to remotely monitor, control and report on the results of distributed assets containing our electronic payment solutions.

The Company generates revenue in multiple ways. During the three months ended September 30, 2020, we derived approximately 90% of our revenue from recurring license and transaction fees related to our ePort Connect service and approximately 10% of our revenue from equipment sales. Connections to our service stem from the sale or lease of our POS electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenue, particularly the recurring revenue from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:
•Purchasing devices directly from the Company or one of its authorized resellers;
•Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and
•Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.
As of September 30, 2020, highlights of the Company are below:
•Approximately 23,700 customers and approximately 1,335,000 connections to our service;
•Three direct sales teams at the national, regional, and local customer-level and a growing number of original equipment manufacturers and national distribution partners;
•Over 140 employees;
•Principal locations including Malvern, Pennsylvania and Denver, Colorado; and

•The Company’s fiscal year ends June 30th.

COVID-19 Update

A novel strain of coronavirus (COVID-19) was first identified in China in December 2019 and subsequently declared a global pandemic in March 2020 by the World Health Organization. COVID-19 containment measures began in parts of the United States in March 2020 resulting in forced closure of non-essential businesses and social distancing protocols. As a result, COVID-19 has impacted our business, significantly reducing foot traffic to distributed assets containing our electronic payment solutions and reducing discretionary spending by consumers. The Company did not observe meaningful reductions in processing volume until mid-March, when average daily processing volume decreased approximately 40%. By mid-April, processing volumes began to recover and have steadily improved through September 2020. As of September 30, 2020, our average daily processing volume has increased 53% from the lows in April. At this time we are unable to reasonably estimate the length of time that containment measures will be needed in the United States. Furthermore, even after containment measures are lifted there can be no assurance as to the time required to regain operations and sales at levels prior to the pandemic.

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

FINANCIAL HIGHLIGHTS

The following tables summarize our results of operations and significant changes in our financial performance for the periods presented:

	Three months ended September 30,		Percent Change
($ in thousands, except per share data)	2020	2019
Revenue	$36,877	$43,359	(15.0)%
Cost of sales	22,637	31,943	(29.1)%
Gross profit	14,240	11,416	24.7%
Operating expenses	17,848	22,694	(21.4)%
Operating loss	(3,608)	(11,278)	(68.0)%
Other expense, net	(2,965)	(171)	1,633.9%
Provision for income taxes	(40)	(59)	(32.2)%
Net loss	(6,613)	(11,508)	(42.5)%
Net loss per common share - diluted	$(0.11)	$(0.20)	(45.0)%

Revenues decreased $6.5 million for the three months ended September 30, 2020 from the comparable prior period. Approximately $5.0 million of the decrease relates to fewer equipment shipments and revenue in the quarter as compared to the prior year, which included revenue for the initial shipments of equipment to a new, larger contract in the prior year. Additionally, $1.5 million of the decrease relates to lower transaction volumes due to the impacts of COVID-19 in the current quarter vs. the prior year quarter.

Cost of sales decreased $9.3 million for the three months ended September 30, 2020 from the comparable prior period. The decrease was largely driven by a significant equipment sale in the first quarter of 2020 and the impacts of COVID-19 on our transaction processing revenue. See “Revenue and Gross Profit” below for a discussion on the significant changes in the cost of sales.

Operating expenses decreased $4.8 million for the three months ended September 30, 2020 from the comparable prior period. See “Operating Expenses” below for a discussion of the significant changes in our operating expenses.

TRENDING QUARTERLY FINANCIAL AND NON-FINANCIAL DATA

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
Connections to the Company’s service include those resulting from the sale or lease of our POS electronic payment devices, telemetry devices or certified payment software or the servicing of similar third-party installed POS terminals or telemetry devices. The Company records a connection upon shipment of an activated device or the activation of a non-device location on our platform to a customer under contract. A self-service retail location that utilizes an ePort cashless payment device as well as Seed management services constitutes only one connection. If a customer provides sufficient notice to deactivate a device or non-device location, in accordance with the terms of the contract, we stop counting the existing connection as a connection after the applicable notice period. A previously installed telemeter or cashless payment system that is no longer being utilized by our customer is still considered and reported as an existing connection until the customer requests deactivation and the contractual notice period has expired.

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

Five Quarter Select Key Performance Indicators Including Connections

	As of and for the three months ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Connections:
Gross new connections	22,000	39,000	37,000	45,000	49,000
Net new connections	15,000	31,000	34,000	40,000	46,000
Total connections	1,335,000	1,320,000	1,289,000	1,255,000	1,215,000
Customers:
New customers added	700	700	1,100	900	900
Total customers	23,700	23,000	22,300	21,200	20,300
Volumes:
Total number of transactions (millions)	201.9	167.7	237.3	243.4	232.7
Total volume (millions)	$406.3	$329.1	$462.7	$476.4	$461.2
Financing structure of connections:
JumpStart	3.0%	6.2%	1.4%	4.3%	3.4%
QuickStart & all others (a)	97.0%	93.8%	98.6%	95.7%	96.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

a)    Includes credit sales with standard trade receivable terms.

Highlights of USAT’s connections for the quarter ended September 30, 2020 include:

•15,000 additional net new connections during the quarter; and
•1,335,000 total connections to our service compared to the same quarter last year of approximately 1,215,000 total connections to our service, an increase of 120,000 connections, or 9.9%.

RESULTS OF OPERATIONS

Network Incident

During the three months ended September 30, 2020, the Company experienced a network incident on its ePort transaction processing platform, resulting in certain devices being unable to process payment transactions during the outage. The Company has remediated the incident. For the three months ended September 30, 2020, we accrued approximately $1.4 million of costs associated with the event, of which $1.1 million is included in selling, general and administrative expenses and $0.3 million is included in cost of sales. In addition to these direct costs, the Company estimates the incident reduced our transaction revenue by approximately $0.4 million. The Company anticipates there may be additional customer-related costs in the future.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenue and Gross Profit

	Three months ended September 30,		Percent Change
($ in thousands)	2020	2019
Revenue:
License and transaction fees	$33,108	$34,609	(4.3)%
Equipment sales	3,769	8,750	(56.9)%
Total revenue	36,877	43,359	(15.0)%

Costs of sales:
Cost of services	19,336	22,089	(12.5)%
Cost of equipment	3,301	9,854	(66.5)%
Total costs of sales	22,637	31,943	(29.1)%

Gross profit:
License and transaction fees	13,772	12,520	10.0%
Equipment sales	468	(1,104)	142.4%
Total gross profit	$14,240	$11,416	24.7%

Revenue.  Total revenue decreased $6.5 million for the three months ended September 30, 2020 compared to the same period in 2019. Approximately $5.0 million of the decrease relates to fewer equipment shipments and revenue in the quarter as compared to the prior year, which included revenue for the initial shipments of equipment to a new, larger contract in the prior year. Additionally, $1.5 million of the decrease relates to lower transaction volumes due to the impacts of COVID-19 in the current quarter vs. the prior year quarter.

Cost of sales. Cost of sales decreased $9.3 million for the three months ended September 30, 2020 compared to the same period in 2019.  The change was driven by a $6.6 million decrease in cost of equipment, primarily related to a $5.5 million sale of equipment to a strategic partner in the prior year quarter, and a $0.8 million reduction of equipment costs as more fully discussed in Note 1 - Business. Additionally, cost of services decreased $2.7 million due to lower transaction volumes and a decrease in network service fees.

Gross margin. Total gross margin increased from 26.3% for the three months ended September 30, 2019 to 38.6% for the three months ended September 30, 2020. The change was driven primarily by decreased costs of equipment, lower transaction processing volumes and the prior year adjustment related to equipment costs referred in Note 1 - Business.

Operating Expenses

	Three months ended September 30,		Percent Change
Category ($ in thousands)	2020	2019
Selling, general and administrative expenses	$16,780	$17,196	(2.4)%
Investigation, proxy solicitation and restatement expenses	—	4,476	NM
Depreciation and amortization	1,068	1,022	4.5%
Total operating expenses	$17,848	$22,694	(21.4)%
____________
NM — not meaningful

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased approximately $0.4 million for the three months ended September 30, 2020, as compared to the same period in 2019. This change was primarily driven by $2.8 million in lower professional services costs due to lower audit and network consulting fees and $0.5 million in lower travel expenses. This decrease was offset by $2.9 million of charges, primarily related to $1.1 million of costs related to the network incident discussed above and $1.8 million in compensation expense, which consisted primarily of an increase in stock-based compensation in the current quarter over the prior year quarter.

Investigation, proxy solicitation and restatement expenses. Investigation, proxy solicitation and restatement expenses were incurred in fiscal year 2020 in connection with the 2019 Investigation and the restatements of previously filed financial statements, bank consents, the remediation of deficiencies in our internal control over financial reporting, the proxy solicitation, and professional services fees to assist with accounting and compliance activities in fiscal year 2020 following the filing of the 2019 Form 10-K.

Depreciation and amortization.  Depreciation and amortization expense was consistent with the same period in 2019.

Other Income (Expense), Net

	Three months ended September 30,		Percent Change
($ in thousands)	2020	2019
Other income (expense):
Interest income	$350	$294	19.0%
Interest expense	(3,315)	(465)	612.9%
Total other income (expense), net	$(2,965)	$(171)	1,633.9%

Other income (expense), net.  Other income (expense), net decreased approximately $2.8 million for the three months ended September 30, 2020 as compared to the same period in 2019. This change was primarily related to the recognition of the remaining balance of unamortized issuance costs and debt discount related to the senior secured term loan facility (the “2020 Antara Term Facility”) with Antara Capital Master Fund LP (“Antara”) of $2.6 million into interest expense, related to the repayment of all amounts outstanding under the 2020 Antara Term Facility.

Reconciliations of Non-GAAP Measures

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

We define Adjusted EBITDA as net loss before (i) interest income, (ii) interest expense, (iii) income taxes, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, and (vii) non-recurring fees and charges that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs.

We have excluded stock-based compensation, as it does not reflect our cash-based operations. We have excluded the professional fees incurred in connection with the non-recurring costs and expenses related to the 2019 Investigation, financial statement restatement activities, and proxy solicitation costs because we believe that they represent charges that are not related to our operations.

	Three months ended September 30,
($ in thousands)	2020	2019
Net loss	$(6,613)	$(11,508)
Less: interest income	(350)	(294)
Plus: interest expense	3,315	465
Plus: income tax provision	40	59
Plus: depreciation expense included in cost of sales for rentals	539	634
Plus: depreciation and amortization expense in operating expenses	1,068	1,022
EBITDA	(2,001)	(9,622)
Plus: stock-based compensation	1,509	290
Plus: investigation, proxy solicitation and restatement expenses	—	4,476
Adjustments to EBITDA	1,509	4,766
Adjusted EBITDA	$(492)	$(4,856)

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $5.2 million for the three months ended September 30, 2020 compared to cash provided of $0.2 million in the same period in the prior year. The change in cash provided by operating activities reflects net cash provided by a $4.9 million decrease in net loss and an increase in non-cash operating expenses of $4.5 million, offset by net cash used by the change in various operating assets and liabilities of $4.4 million. The change in operating assets and liabilities is primarily driven by the net cash used by the change of accounts receivable of $4.8 million and change of accounts payable and accrued expenses of $1.3 million.

Cash used in investing activities was $0.5 million for the three months ended September 30, 2020 compared to cash used of $0.4 million in the same period in the prior year, as purchases for equipment were relatively consistent compared to the same period last year.

Cash used in financing activities was $1.7 million for the three months ended September 30, 2020 compared to cash used of $1.8 million in the same period in the prior year. For the three months ended September 30, 2020, the Company paid $1.2 million as a prepayment penalty and commitment termination fee to Antara as part of the repayment of the 2020 Antara Term Facility and paid $0.5 million of debt issuance costs as a result of entering into the 2021 JPMorgan Credit Facility (as defined below). For the three months ended September 30, 2019, the Company repaid the remaining principal balance of $1.5 million on the term loan pursuant to the Credit Agreement, dated November 9, 2017, among the Company, as borrower, its subsidiaries, as guarantors, and JPMorgan, as the lender and administrative agent for the lender.
Sources and Uses of Cash
The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $34.7 million as of September 30, 2020; (2) the cash which may be provided by operating activities; and (3) up to $5 million available to be drawn on the 2021 JPMorgan Revolving Facility (as defined below). In addition, management has recently implemented efficiencies in working capital that are designed to increase our cash balances.
In the three months ended September 30, 2020, the Company entered into the 2021 JPMorgan Credit Agreement (as defined below) and repaid all amounts outstanding under the 2020 Antara Term Facility. The Company also paid $1.2 million to Antara for the commitment termination fee and prepayment premium, and paid $2.6 million towards the settlement of a shareholder class action lawsuit.

The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $21.1 million in the aggregate as of September 30, 2020. The Company continues to evaluate these liabilities and the amount and timing of any such payments.
In the fourth quarter of fiscal year 2020, we received loan proceeds of approximately $3.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We intend to use the PPP Loan in accordance with the provisions of the CARES Act. The loan bears a fixed interest rate of 1% over a two year term from the approval date of April 28, 2020. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty caused by COVID-19 made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.
The Company believes that its current financial resources will be sufficient to fund its current twelve-month operating budget from the date of issuance of these consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

As a result of the July 1, 2020 adoption of Topic 326, the Company has updated the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K as follows:

Allowances for Doubtful Accounts and Nonperforming Finance Receivables. We maintain lifetime expected loss allowances for doubtful accounts and nonperforming finance receivables based on historical experience of payment performance, current conditions of the customer, and reasonable and supportable economic forecasts of collectability for the asset’s entire expected life, which is generally less than one year for accounts receivable and five years for finance receivables. Historical loss experience is utilized as there have been no significant changes in the mix or risk characteristics of the receivable revenue streams used to calculate historical loss rates. Current conditions are analyzed at each measurement date to reassess whether our receivables continue to exhibit similar risk characteristics as the prior measurement date, and determine if the reserve calculation needs to be adjusted for new developments, such as a customer’s inability to meet its financial obligations. Reasonable and supportable macroeconomic trends also are incorporated into the analysis. Estimating the allowances therefore requires us to apply judgment in relying on historical customer payment experience, regularly analyzing the financial condition of our customers, and developing macroeconomic forecasts to adequately cover expected credit losses on our receivables. By nature, such estimates are highly subjective, and it is possible that the amount of receivables that we are unable to collect may be different than the amounts initially estimated in the allowances.

Recent Accounting Pronouncements
See Note 2 - Accounting Policies to the interim Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

On August 14, 2020, the Company repaid all amounts outstanding under the 2020 Antara Term Facility and entered into a credit agreement with JPMorgan Chase Bank, N.A (the “2021 JPMorgan Credit Agreement”) for a $5 million secured revolving credit facility (the “2021 JPMorgan Revolving Facility”) and a $15 million secured term facility (the “2021 JPMorgan Secured Term Facility” and together with the 2021 JPMorgan Revolving Facility, the “2021 JPMorgan Credit Facility”). Through December 31, 2021, the applicable interest rate on the 2021 JPMorgan Credit Facility will be LIBOR plus 4.75%. An increase of 100 basis points in LIBOR would not have a material impact of on our interest expense or condensed consolidated financial statements.

Our other exposures to market risk have not changed materially since June 30, 2020.

Item 4. Controls and Procedures.
(a) Disclosure Controls and Procedures
Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of the end of such period, as a result of the material weakness in our internal control over financial reporting, which are described in Item 9A. of our 2020 Form 10-K.

(b) Changes in Internal Control over Financial Reporting

Other than the remediation plan disclosed in Item 9A. of the 2020 Form 10-K for the material weakness identified in fiscal year 2020 related to the accounting impact of a non-routine and complex transaction, there were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As discussed in Item 9A. of our 2020 Form 10-K, we reinforced our existing internal control structure to ensure that one-time and unusual transactions are subject to timely and formal evaluation by senior finance and accounting leadership to ensure proper accounting treatment to address the material weakness in our internal control over financial reporting. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. We expect to remediate this material weakness by December 31, 2020.

Part II - Other Information

Item 1. Legal Proceedings.

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements, Note 13 – Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as supplemented by the amended risk factor set forth below.

Disruptions to our systems, breaches in the security of transactions involving our products or services, or failure of our processing systems could adversely affect our reputation and results of operations.

We rely on information technology and other systems to transmit financial information of consumers making cashless transactions and to provide accounting and inventory management services to our customers. As such, the information we transmit and/or maintain is exposed to the ever-evolving threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, cyber-attack or unauthorized or fraudulent use by consumers, customers, company employees, or employees of third party vendors. In addition, our processing systems may experience errors, interruptions, delays or damage from a number of causes, including, but not limited to, power outages, hardware, software and network failures, internal design, manual or usage errors, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. The steps we take to deter and mitigate these risks, including annual validation of our compliance with the Payment Card Industry Data Security Standard, may not be successful, and any resulting compromise or loss of data or systems could adversely impact the marketplace acceptance of our products and services, and could result in significant remedial expenses to not only assess and repair any damage to our systems, but also to reimburse customers for losses that occur from service interruptions or the fraudulent use of confidential data. Additionally, we could become subject to significant fines, litigation, and loss of reputation, potentially impacting our financial results.

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

Item 3. Defaults Upon Senior Securities.

There were no defaults on any senior securities. On August 1, 2020, an additional $334 thousand of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2020 was $21.1 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended through May 29, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 3, 2020).

3.2	Amended and Restated Bylaws, as amended through May 4, 2020 (Redline version) (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on June 24, 2020).

4.1	Warrant dated March 29, 2016 in favor of Heritage Bank of Commerce (incorporated by reference to Exhibit 4.2 to Form 10-K filed on September 13, 2016).

10.1†	Non-Qualified Stock Option Agreement, dated as of July 16, 2020, by and between USA Technologies, Inc. and Jeff Vogt (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 21, 2020).

10.2†	Employment Agreement, by and between R. Wayne Jackson and USA Technologies, Inc., effective as of August 10, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 14, 2020).

10.3†
Non-Qualified Stock Option Agreement, by and between R. Wayne Jackson and USA Technologies, Inc., dated as of August 10, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K filed August 14, 2020).

10.4
First Amendment to Independent Contractor Agreement, by and between Eugene Cavanaugh and USA Technologies, Inc., dated as of August 10, 2020 (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 14, 2020).

10.5	Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A., dated August 14, 2020 (incorporated by reference to Exhibit 10.7 to Form 10-K filed September 11, 2020).

10.6†	Offer Letter, by and between Scott Stewart and USA Technologies, Inc., dated as of August 6, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 18, 2020).

10.7†	Separation and Transition Agreement, by and between Glen Goold and USA Technologies, Inc., dated as of October 8, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 9, 2020).

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 6, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of September 30, 2020 and June 30, 2020, (2) the Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 2020 and 2019, (3) the Condensed Consolidated Statements of Shareholders’ Equity for the three-month periods ended September 30, 2020 and 2019, (4) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2020 and 2019, and (5) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 6, 2020, is formatted as Inline iXBRL and contained in Exhibit 101.
______________________________________
*    Filed herewith.
† Management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: November 6, 2020	/s/ Sean Feeney
Sean Feeney
Chief Executive Officer

Date: November 6, 2020	/s/ R. Wayne Jackson
R. Wayne Jackson
Chief Financial Officer