Form 10-Q
period 2020-12-31
USA TECHNOLOGIES INC
filed 2021-02-05
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
(610) 989-0340
_______________________________________________________________
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name Of Each Exchange On Which Registered
Common Stock, no par value	USAT	The NASDAQ Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of January 29, 2021 there were 65,285,674 outstanding shares of Common Stock, no par value.

USA TECHNOLOGIES, INC.

Part I. Financial Information
Item 1. Consolidated Financial Statements
USA Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands, except share data)	December 31, 2020	June 30, 2020

Assets
Current assets:
Cash and cash equivalents	$28,162	$31,713
Accounts receivable, net	20,080	17,273
Finance receivables, net	7,196	7,468
Inventory, net	8,794	9,128
Prepaid expenses and other current assets	1,419	1,782
Total current assets	65,651	67,364

Non-current assets:
Finance receivables due after one year	10,296	11,213
Property and equipment, net	7,185	7,872
Operating lease right-of-use assets	4,799	5,603
Intangibles, net	21,501	23,033
Goodwill	63,945	63,945
Other assets	2,130	1,993
Total non-current assets	109,856	113,659

Total assets	$175,507	$181,023

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$26,907	$27,058
Accrued expenses	29,479	30,265
Current obligations under long-term debt	3,804	3,328
Deferred revenue	1,648	1,698
Total current liabilities	61,838	62,349

Long-term liabilities:
Deferred income taxes	148	137
Long-term debt, less current portion	13,901	12,435
Operating lease liabilities, non-current	4,241	4,749
Total long-term liabilities	18,290	17,321

Total liabilities	80,128	79,670
Commitments and contingencies (Note 13)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $21,113 and $20,779 at December 31, 2020 and June 30, 2020, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized	—	—
Common stock, no par value, 640,000,000 shares authorized, 65,285,674 and 65,196,882 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	404,433	401,240
Accumulated deficit	(312,192)	(303,025)
Total shareholders’ equity	92,241	98,215
Total liabilities, convertible preferred stock and shareholders’ equity	$175,507	$181,023
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands, except per share data)	2020	2019	2020	2019
Revenue:
License and transaction fees	$33,214	$35,754	$66,322	$70,363
Equipment sales	5,071	8,297	8,840	17,047
Total revenue	38,285	44,051	75,162	87,410

Cost of sales:
Cost of license and transaction fees	20,617	22,579	39,953	44,668
Cost of equipment sales	5,367	8,710	8,668	18,564
Total cost of sales	25,984	31,289	48,621	63,232

Gross profit	12,301	12,762	26,541	24,178

Operating expenses:
Selling, general and administrative	13,831	16,161	30,641	31,342
Investigation, proxy solicitation and restatement expenses	—	3,277	—	9,768
Depreciation and amortization	1,052	1,080	2,120	2,102
Total operating expenses	14,883	20,518	32,761	43,212

Operating loss	(2,582)	(7,756)	(6,220)	(19,034)

Other income (expense):
Interest income	325	283	675	577
Interest expense	(596)	(833)	(3,881)	(1,298)
Total other income (expense), net	(271)	(550)	(3,206)	(721)

Loss before income taxes	(2,853)	(8,306)	(9,426)	(19,755)
Provision for income taxes	(49)	(72)	(89)	(131)

Net loss	(2,902)	(8,378)	(9,515)	(19,886)
Preferred dividends	—	—	(334)	(334)
Net loss applicable to common shares	$(2,902)	$(8,378)	$(9,849)	$(20,220)
Net loss per common share
Basic	$(0.04)	$(0.13)	$(0.15)	$(0.33)
Diluted	$(0.04)	$(0.13)	$(0.15)	$(0.33)
Weighted average number of common shares outstanding
Basic	64,913,364	63,664,256	64,886,183	61,891,197
Diluted	64,913,364	63,664,256	64,886,183	61,891,197
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Six Month Period Ended December 31, 2020

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2020	65,196,882	$401,240	$(303,025)	$98,215
Impact of adoption of ASC 326	—	—	348	348
Stock based compensation	56,083	1,502	—	1,502
Net loss	—	—	(6,613)	(6,613)
Balance, September 30, 2020	65,252,965	402,742	(309,290)	93,452
Stock based compensation	32,709	1,691	—	1,691
Net loss	—	—	(2,902)	(2,902)
Balance, December 31, 2020	65,285,674	$404,433	$(312,192)	$92,241

Six Month Period Ended December 31, 2019

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2019	60,008,481	$376,853	$(262,430)	$114,423
Stock based compensation	—	290	—	290
Net loss	—	—	(11,508)	(11,508)
Balance, September 30, 2019	60,008,481	377,143	(273,938)	103,205
Issuance of common stock in relation to private placement, net of offering costs incurred of $1,102	3,800,000	16,777	—	16,777
Stock based compensation	362,941	1,742	—	1,742
Net loss	—	—	(8,378)	(8,378)
Balance, December 31, 2019	64,171,422	$395,662	$(282,316)	$113,346
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
($ in thousands)	2020	2019
OPERATING ACTIVITIES:
Net loss	$(9,515)	$(19,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,149	2,032
Amortization of debt discount and issuance costs	2,657	311
Provision for expected losses	1,286	862
Provision for inventory reserve	1,262	1,006
Depreciation and amortization included in operating expenses	2,120	2,102
Depreciation included in cost of sales for rental equipment	1,054	1,391
Other	957	1,072
Changes in operating assets and liabilities:
Accounts receivable	(2,987)	2,133
Finance receivables	429	(990)
Inventory	(928)	(1,055)
Prepaid expenses and other assets	243	(411)
Accounts payable and accrued expenses	195	2,424
Operating lease liabilities	(526)	(776)
Deferred revenue	(50)	(52)
Net cash provided by operating activities	(654)	(9,837)

INVESTING ACTIVITIES:
Purchase of property and equipment	(970)	(1,361)
Proceeds from sale of property and equipment	11	31
Net cash used in investing activities	(959)	(1,330)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance by Antara, net of issuance costs paid to Antara	—	14,790
Proceeds from equity issuance by Antara, net of issuance costs paid to Antara	—	18,560
Payment of third-party debt issuance costs	—	(33)
Repayment of 2018 JPMorgan Revolving Credit Facility	—	(10,000)
Proceeds from 2021 JPMorgan Revolving Credit Facility	1,750	—
Repayment of 2021 JPMorgan Revolving Credit Facility	(1,750)	—
Proceeds from long-term debt issuance by JPMorgan Chase Bank, N.A., net of debt issuance costs	14,550	—
Repayment of long-term debt	(15,364)	(2,109)
Proceeds from exercise of common stock options	76	—
Payment of Antara prepayment penalty and commitment termination fee	(1,200)	—
Net cash used in (provided by) financing activities	(1,938)	21,208

Net (decrease) increase in cash and cash equivalents	(3,551)	10,041
Cash and cash equivalents at beginning of year	31,713	27,464
Cash and cash equivalents at end of period	$28,162	$37,505

Supplemental disclosures of cash flow information:
Interest paid in cash	$615	$565
Supplemental disclosures of noncash financing activities:
Third-party debt issuance costs related to Antara financing, incurred during the six months ended December 31, 2019 and paid the nine months ended March 31, 2020	$—	$1,947
Registration termination fee related to Antara financing, incurred during the six months ended December 31, 2019 and paid during the nine months ended March 31, 2020	$—	$1,223
See accompanying notes.

USA Technologies, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. BUSINESS

USA Technologies, Inc. (“USAT” or the “Company”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions and consumer engagement services primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry in the United States and are expanding our solutions and services to other unattended market segments, such as gas and car charging stations, laundromats, kiosks, amusements and more. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry and Internet of Things services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment. The ePort Connect platform also enables consumer loyalty programs, national rewards programs and digital content, including advertisements and product information to be delivered at the point of sale.

We have evolved from unlocking the potential of cashless payments in vending to transforming into the first platform as a service (PaaS) to power unattended retail operations, from hardware to software for a variety of brands. Today, the unattended retail experience is constantly expanding into new markets and enables brands and merchants to work in new ways. USAT’s mission is to deliver a superior operational and payments platform for unattended retail, that is quick to implement, easy to integrate, flexible to operate, cost effective and provides valuable, real-time customer knowledge. The Company’s PaaS is transforming the unattended retail community by offering one cohesive, integrated solution for payments processing, logistics, and back-office management. It is intended to increase consumer engagement and sales revenue through contactless payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory.

Impact of COVID-19

The coronavirus (COVID-19) was first identified in China in December 2019, and subsequently declared a global pandemic in March 2020 by the World Health Organization. COVID-19 containment measures began in parts of the United States in March 2020 resulting in forced closure of non-essential businesses and social distancing protocols. As a result, COVID-19 has impacted our business, significantly reducing foot traffic to distributed assets containing our electronic payment solutions and reducing discretionary spending by consumers. The Company did not observe meaningful reductions in processing volume until mid-March, when average daily processing volume decreased approximately 40%. By mid-April, processing volumes began to recover and had steadily improved through September 2020. As of September 30, 2020, our average daily processing volume had increased 53% from the lows in April. During the second half of the current quarter, we have experienced an approximately 7% decrease in volumes driven by an increase in COVID-19 cases across the country and seasonality of the business. Continued COVID-19 recurrences could result in further reductions in foot traffic to distributed assets containing our electronic payment solutions and reduced discretionary spending by consumers. In addition, the length of time required for an effective vaccine or therapy to become widely available is uncertain. At this time, we are unable to reasonably estimate the length of time that containment measures will be needed in the United States. Furthermore, even after containment measures are lifted there can be no assurance as to the time required to regain operations and sales at levels prior to the pandemic.

In response to the outbreak and business disruption, first and foremost, we prioritized the health and safety of our employees while continuing to diligently serve our customers. An internal task force was created at the start of the pandemic to develop measures to protect the business in light of the volatility and uncertainty caused by the COVID-19 pandemic. This included such aspects as ensuring the safety of our employees and our community by implementing work from home policies, conserving liquidity, evaluating cost saving actions, partnering with customers to position USAT for renewed growth post crisis, and temporarily pausing plans for international expansion. The liquidity conservation and cost savings initiatives included: a 20% salary reduction for the senior leadership team through December 2020; deferral of all cash-based director fees until calendar year 2021; a temporary furlough of approximately 10% of our employee base; negotiations with and concessions from vendors in regard to cost reductions and/or payment deferrals; an increased collection effort to reduce outstanding accounts receivables; and various supply chain/inventory improvements. During the summer of 2020 as restrictions lifted, our offices were opened with strict guidelines for social distancing and with adherence to state and local mandates. As a result of an increase in COVID-19 cases during the current quarter and additional lockdowns mandated by state officials, most of our employees continue to work remotely as of December 31, 2020. All of our furloughed employees returned to work, primarily remotely, by June 26, 2020. To date, our supply chain network has not been significantly disrupted and we are continuously monitoring for the impact from COVID-19. In addition, the Company received loan proceeds from the Paycheck Protection Program in the fourth quarter of fiscal year 2020. See Note 8 for additional information.

We continue to monitor the continuously evolving situation and follow guidance from federal, state and local public health authorities. As such, given the dynamic nature of this situation, the Company cannot, at this time, reasonably estimate the longer-term repercussions of COVID-19 on our financial condition, results of operations or cash flows in the future. However, based on current trends and if the pandemic is not substantially contained in the near future, COVID-19 may have a material adverse impact on our revenue growth as well as our overall profitability in fiscal year 2021, and may lead to higher sales-related, inventory-related, and operating reserves. As of December 31, 2020, we have evaluated the potential impact of the COVID-19 outbreak on our financial statements, including, but not limited to, the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease right-of-use assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

BASIS OF PRESENTATION AND PREPARATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2020 Annual Report on Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2021. Actual results could differ from estimates. The balance sheet at June 30, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.

As previously disclosed in the Company’s June 30, 2020 Annual Report on Form 10-K and the September 30, 2020 Quarterly Report on Form 10-Q, during the fourth quarter of fiscal year 2020, the Company reclassified certain operating expenses previously reported in the first three quarters of fiscal year 2020 as Selling, general and administrative expenses to Investigation, proxy solicitation and restatement expenses. The reclassifications resulted from management’s conclusion that those operating expenses related to non-recurring professional services fees to assist the Company with accounting and compliance activities following the filing of the 2019 Form 10-K, as well as the proxy solicitation costs incurred in fiscal year 2020. These reclassifications did not affect Total operating expenses or Net loss.

As part of the Company’s financial statement close process for the quarter ended December 31, 2020, management identified that the previously reported reclassification amounts from Selling, general and administrative expenses to Investigation, proxy solicitation and restatement expenses as disclosed in the June 30, 2020 Annual Report on Form 10-K and the September 30, 2020 Quarterly Report on Form 10-Q needed to be revised to properly reflect expense accrual amounts for certain vendors that were incorrectly excluded from the previously calculated amounts. These revisions to the reclassification amounts do not affect the previously reported Depreciation and amortization, Total operating expenses or Net loss for the quarters ended September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020 or the full year ended June 30, 2020 and other interim reporting periods. The Company analyzed the potential impact of the reclassification error in accordance with the appropriate guidance, from both a qualitative and quantitative perspective, and concluded that the error was not material to any individual interim or annual period.

Operating expenses for each quarter of fiscal year 2020 and other reporting periods before and after the revision discussed above are as follows:

	Three months ended				Other reporting periods
($ in thousands)	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	Year ended June 30, 2020	Six months ended December 31, 2019	Nine months ended March 31, 2020

Selling, general and administrative, before revision (a) (b)	$17,196	$12,520	$18,065	$12,485	$60,266	$29,716	$47,781
Investigation, proxy solicitation and restatement expenses, before revision (a) (b)	4,476	6,918	2,004	7,894	21,292	11,394	13,398

Additional amounts reclassified from (to) Selling, general and administrative to (from) Investigation, proxy solicitation and restatement expenses	2,015	(3,641)	2,177	(2,033)	(1,482)	(1,626)	551

Selling, general and administrative, after revision (c)	15,181	16,161	15,888	14,518	61,748	31,342	47,230
Investigation, proxy solicitation and restatement expenses, after revision (c)	6,491	3,277	4,181	5,861	19,810	9,768	13,949
Depreciation and amortization, no change (a) (b) (d)	1,022	1,080	1,107	1,098	4,307	2,102	3,209
Total operating expenses, no change (a) (b) (d)	$22,694	$20,518	$21,176	$21,477	$85,865	$43,212	$64,388
(a) The amounts for the three months ended September 30, 2019, December 31, 2019, March 31, 2020 and full year ended June 30, 2020 were presented in the Company’s June 30, 2020 Annual Report on Form 10-K.
(b)    The amounts for the three months ended September 30, 2019 were presented in the Company’s September 30, 2020 Quarterly Report on Form 10-Q.
(c)    The revised amounts for the three and six months ended December 2019 are presented in the Condensed Consolidated Statements of Operations.
(d)    No changes noted for these amounts. The amounts for the three and six months ended December 2019 are presented in the Condensed Consolidated Statements of Operations.

2. ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements adopted

ASC Topic 326 - Credit Losses

On July 1, 2020, we adopted Topic 326, Financial Instruments-Credit Losses, which was primarily introduced under Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Measurement of Credit Losses on Financial Instruments”. Topic 326 introduces a new credit loss impairment methodology for financial assets measured at amortized cost, requiring recognition of the full lifetime expected credit losses upon initial recognition of the financial asset and each reporting period, replacing current GAAP, which generally requires that a loss be incurred before it is recognized. The expected credit loss model is based on historical experience, current conditions, and reasonable and supportable economic forecasts of collectability.

The Company adopted Topic 326 using the modified retrospective approach through an adjustment to retained earnings, and began calculating our allowance for accounts and finance receivables under an expected loss model rather than an incurred loss model.

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

The adoption of this pronouncement on July 1, 2020 resulted in a net increase of $0.3 million in retained earnings, with an offsetting adjustment to the allowance for doubtful accounts and finance receivables.

The following table represents a rollforward of the allowance for doubtful accounts for accounts and finance receivables for the six months ending December 31, 2020:

	Six months ended December 31, 2020
($ in thousands)	Accounts receivable	Finance receivable

Beginning balance of allowance at June 30, 2020, prior to adopting ASC 326	$7,676	$150
Impact of adoption of ASC 326	(757)	409
Provision for expected losses	394	—
Balance at September 30, 2020	7,313	559
Provision for expected losses	542	350
Balance at December 31, 2020	$7,855	$909

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

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard provides practical expedients for contract modifications with the transition from reference rates, such as LIBOR, that are expected to be discontinued. This guidance is applicable for the Company's revolving credit facility and secured term facility with JPMorgan Chase Bank, N.A., which uses LIBOR as a reference rate. In addition, the facility provides for an alternative rate of interest if LIBOR is discontinued. The Company will continue to evaluate ASU 2020-04 to determine the timing and extent to which we will apply the provided accounting relief.

ASU 2020-10, Codification Improvements

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The purpose of the ASU is to update a variety of ASC Topics to make conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements. The ASU is effective for fiscal years beginning after December 15, 2020 with early application permitted. The Company does not expect the changes to have a material impact on its financial statements.

3. LEASES

Lessee Accounting
The Company determines if an arrangement is a lease at inception. The Company has operating leases for office space, warehouses, automobiles and office equipment. USAT’s leases have lease terms of one year to eight years and some include options to extend and/or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants.

Right-of-Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is the collateralized rate of interest that we would pay to borrow over a similar term an amount equal to the lease payments, based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives received. USAT has lease agreements with lease and non-lease components. The Company elected the practical expedient related to treating lease and non-lease components as a single lease component for all leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

At December 31, 2020, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Classification	As of December 31, 2020

Assets	Operating lease right-of-use assets	$4,799

Liabilities
Current	Accrued expenses	1,114

Long-term	Operating lease liabilities, non-current	$4,241

Components of lease cost are as follows:

($ in thousands)	Three months ended December 31, 2020	Three months ended December 31, 2019

Operating lease costs*	535	753
* Includes short-term lease and variable lease costs, which are not material.

($ in thousands)	Six months ended December 31, 2020	Six months ended December 31, 2019

Operating lease costs*	1,064	1,454
* Includes short-term lease and variable lease costs, which are not material.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Six months ended December 31, 2020	Six months ended December 31, 2019

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$802	$962

Non-cash activity
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$—	$3,384

Weighted-average remaining lease term and discount rate for our leases are as follows:

Six months ended December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	4.8

Weighted-average discount rate
Operating leases	6.8%

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases
Remainder of 2021	$723
2022	1,460
2023	1,492
2024	1,029
2025	707
Thereafter	893
Total lease payments	$6,304
Less: Imputed interest	(949)
Present value of lease liabilities	$5,355

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

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	December 31, 2020	June 30, 2020
Cost	$32,432	32,445
Accumulated depreciation	(28,298)	(27,745)
Net	$4,134	$4,700

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of December 31, 2020 are disclosed within Note 5 - Finance Receivables.

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

The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of December 31, 2020

Remainder of 2021	$6,033
2022	11,154
2023	9,312
2024	5,160
2025 and thereafter	2,361
Total	$34,020

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended December 31,	Three months ended December 31,
($ in thousands)	2020	2019

Deferred revenue, beginning of the period	$1,639	$1,649
Deferred revenue, end of the period	1,648	1,629
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$95	$209

	Six months ended December 31,	Six months ended December 31,
($ in thousands)	2020	2019

Deferred revenue, beginning of the period	$1,698	$1,681
Deferred revenue, end of the period	1,648	1,629
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$184	$360

The change in the contract liability balances period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

At December 31, 2020 and June 30, 2020, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $1.8 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired. During the three and six months ended December 31, 2020, amortization of capitalized contract costs was $0.1 million and $0.3 million. During the three and six months ended December 31, 2019, amortization of capitalized contract costs was $0.1 million and $0.2 million.

5. FINANCE RECEIVABLES

The Company's finance receivables consist of financed devices under the Quickstart program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty month sales-type leases. As of December 31, 2020 and June 30, 2020, finance receivables consist of the following:

($ in thousands)	December 31, 2020	June 30, 2020
Current finance receivables, net	$7,196	7,468
Finance receivables due after one year, net	10,296	11,213
Total finance receivables, net of allowance of $909 and $150, respectively	$17,492	$18,681

We collect lease payments from customers primarily as part of the flow of funds from our transaction processing service. Balances are considered past due if customers do not have sufficient transaction revenue to cover the monthly lease payment by the end of the monthly billing period. The Company routinely monitors customer payment performance and uses prior payment performance as a measure to assess the capability of the customer to repay contractual obligations of the lease agreements as scheduled. On an as-needed basis, qualitative information may be taken into consideration if new information arises related to the customer’s ability to repay the lease.

Credit risk for these receivables is continuously monitored by management and reflected within the allowance for finance receivables by aggregating leases with similar risk characteristics into pools that are collectively assessed. Because the Company’s lease contracts generally have similar terms, customer characteristics around transaction processing volume and sales were used to disaggregate the leases. Our key credit quality indicator is the amount of transaction revenue we process for each customer relative to their lease payment due, as we consider this customer characteristic to be the strongest predictor of the risk of customer default. Customers with low processing volume or with transaction sales that are insufficient to cover the lease payment are considered to be at a higher risk of customer default.

Customers are pooled based on their ratio of gross sales to required monthly lease obligations. We categorize outstanding receivables into two categories: high ratio customers (customers who have adequate transaction processing volumes to cover monthly fees) and low ratio customers (customers that do not consistently have adequate transaction processing volumes to cover monthly fees). Using these two categories, we performed an analysis of historical write-offs to calculate reserve percentages by aging buckets for each category of customer.

At December 31, 2020, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$4,161	$6,291	$3,127	$2,583	$683	$53	$16,898
30 days and under	16	57	25	40	7	—	145
31-60 days	32	84	24	34	2	—	176
61-90 days	30	51	15	34	2	—	132
Greater than 90 days	330	367	108	211	32	2	1,050
Total finance receivables	$4,569	$6,850	$3,299	$2,902	$726	$55	$18,401

At June 30, 2020, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$4,950	$4,406	$4,811	$2,730	$555	$22	$17,474
30 days and under	40	66	121	28	11	1	267
31-60 days	13	15	13	—	—	—	41
61-90 days	10	44	62	19	3	—	138
Greater than 90 days	22	263	537	67	14	8	911
Total finance receivables	$5,035	$4,794	$5,544	$2,844	$583	$31	$18,831

At December 31, 2020, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$3,940	$6,158	$2,659	$2,369	$525	$49	$15,700
Low ratio customers	629	692	640	533	201	6	2,701
Total finance receivables	$4,569	$6,850	$3,299	$2,902	$726	$55	$18,401

The following table represents a rollforward of the allowance for finance receivables for the six months ending December 31, 2020 and 2019:

	Six months ended December 31,	Six months ended December 31,
($ in thousands)	2020	2019

Balance at June 30	$150	$606
Impact of ASC 326 *	409	—
Provision for expected losses	—	1
Balance at September 30	559	607
Provision for expected losses	350	—
Write-offs	—	(5)
Balance at December 31	$909	$602
*    The Company adopted ASC 326 on July 1, 2020.

Cash to be collected on our performing finance receivables due for each of the fiscal years are as follows:

($ in thousands)
2021	$7,561
2022	5,875
2023	4,561
2024	2,818
2025	1,204
Thereafter	85
Total amounts to be collected	22,104
Less: interest	(3,703)
Less: allowance for receivables	(909)
Total finance receivables	$17,492

6. LOSS PER SHARE

The calculation of basic and diluted loss per share are presented below:

	Three months ended December 31,
($ in thousands, except per share data)	2020	2019

Numerator for basic and diluted loss per share
Net loss applicable to common shareholders	$(2,902)	$(8,378)

Denominator for basic loss per share - Weighted average shares outstanding	64,913,364	63,664,256
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	64,913,364	63,664,256

Basic loss per share	$(0.04)	$(0.13)
Diluted loss per share	$(0.04)	$(0.13)

	Six months ended December 31,
($ in thousands, except per share data)	2020	2019

Numerator for basic and diluted loss per share
Net loss applicable to common shareholders	$(9,849)	$(20,220)

Denominator for basic loss per share - Weighted average shares outstanding	64,886,183	61,891,197
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	64,886,183	61,891,197

Basic loss per share	$(0.15)	$(0.33)
Diluted loss per share	$(0.15)	$(0.33)

Anti-dilutive shares excluded from the calculation of diluted loss per share were 2,586,480 for the three and six months ended December 31, 2020 and 1,529,381 for the three and six months ended December 31, 2019.

7. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of December 31, 2020
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	$1,735	$(817)	$918	3 - 7 years
Developed technology	10,939	(6,032)	4,907	5 - 6 years
Customer relationships	19,049	(3,373)	15,676	10 - 18 years
Total intangible assets	$31,723	$(10,222)	$21,501

Goodwill	63,945	—	63,945	Indefinite

	As of June 30, 2020
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	1,695	(699)	996	3 - 7 years
Developed technology	10,939	(5,110)	5,829	5 - 6 years
Customer relationships	19,049	(2,841)	16,208	10 - 18 years
Total intangible assets	$31,683	$(8,650)	$23,033

Goodwill	63,945	—	63,945	Indefinite

For the three and six months ended December 31, 2020 and 2019, there was $0.8 million and $1.6 million in amortization expense related to intangible assets, respectively, that was recognized.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is a single reporting unit for purposes of testing goodwill for impairment. During the three and six months ended December 31, 2020, the Company did not recognize any impairment charges related to goodwill.

8. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of December 31, 2020 and June 30, 2020 consisted of the following:

	As of December 31,	As of June 30,
($ in thousands)	2020	2020

2020 Antara Term Facility	$—	$15,000
2021 JPMorgan Credit Facility	14,813	—
PPP and other loans	3,183	3,358
Less: unamortized issuance costs and debt discount	(291)	(2,595)
Total	17,705	15,763
Less: debt and other financing arrangements, current	(3,804)	(3,328)
Debt and other financing arrangements, noncurrent	$13,901	$12,435

Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands)	2020	2019	2020	2019
2020 Antara Term Facility	$—	$379	$2,779	$379
2021 JPMorgan Credit Facility	303	—	475	—
2018 JPMorgan Revolving Credit Facility	—	226	—	303
2018 JPMorgan Term Loan	—	—	—	160
Other interest expense	293	228	627	456
Total interest expense	$596	$833	$3,881	$1,298

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

The 2021 JPMorgan Credit Facility has a three year maturity, with interest determined, at the Company’s option, on a base rate of LIBOR or Prime Rate plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 2.75% and 3.75% for Prime rate loans and between 3.75% and 4.75% for LIBOR rate loans. In the event of default, the interest rate may be increased by 2.00%. The 2021 JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. Through December 31, 2021, the applicable interest rate was Prime Rate plus 3.75%. Principal payments are due in quarterly installments of $187,500 beginning December 31, 2020 through September 30, 2022 for a total annual repayment of $750,000 and total repayment over the period of $1,500,000. Beginning December 31, 2022 through June 30, 2023, principal payments are due in quarterly installments of $375,000 for a total repayment over the period of $1,125,000. The remaining unpaid principal amounts are due at the maturity date of the 2021 JPMorgan Credit Facility.

The Company’s obligations under the 2021 JPMorgan Credit Facility are secured by first priority security interests in substantially all of the assets of the Company. The 2021 JPMorgan Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including a financial covenant requiring the Company to maintain an adjusted quick ratio of not less than 2.00 to 1.00 through and including September 30, 2020, not less than 2.50 to 1.00 beginning October 1, 2020, not less than 2.75 to 1.00 beginning January 1, 2021 and not less than 3.00 to 1.00 beginning April 1, 2021, and a financial covenant requiring the Company to maintain, as of the end of each of its fiscal quarters commencing with the fiscal quarter ended December 31, 2021, a total leverage ratio of not greater than 3.00 to 1.00. The Company was in compliance with its financial covenants as of December 31, 2020.

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

On October 9, 2019, the Company also sold shares of the Company’s common stock to Antara at a price below market value. Since the 2020 Antara Term Facility and equity issuance were negotiated in contemplation of each other and executed within a short period of time, the Company evaluated the debt and equity financing as a combined arrangement, and estimated the fair values of the debt and equity components to allocate the proceeds, net of the registration rights agreement liability on a relative fair value basis between the debt and equity components. The non-lender fees incurred to establish the debt and equity financing arrangement were allocated to the debt and equity components on a relative fair value basis and capitalized on the Company’s balance sheet. $0.9 million was allocated to debt issuance costs and $0.1 million was allocated to debt commitment fees. The 2020 Antara Term Facility agreement also contained a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The allocation of the proceeds to the debt component and the bifurcation of the embedded derivative liability resulted in a $2.1 million debt discount, which was de-recognized during the three months ended September 30, 2020.

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

Other Borrowings

In the fourth quarter of fiscal year 2020, we received loan proceeds of approximately $3.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We used the PPP Loan in accordance with the provisions of the CARES Act. The loan bears a fixed interest rate of 1% over a two year term from the approval date of April 28, 2020. The application for these funds required the Company to, in good faith, certify that the economic uncertainty caused by COVID-19 made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The Company anticipates filing for the forgiveness of the loan in the quarter ended March 31, 2021.

9. ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31, 2020 and June 30, 2020:

	As of December 31,	As of June 30,
($ in thousands)	2020	2020

Accrued sales tax	$22,007	$20,036
Accrued compensation and related sales commissions	3,502	2,757
Operating lease liabilities, current	1,114	1,075
Accrued professional fees	848	924
Income taxes payable	126	123
Accrued other taxes and filing fees	327	220
Accrued other, including settlement of shareholder class action lawsuit	1,555	5,130
Total accrued expenses	$29,479	$30,265

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

The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of December 31, 2020. The fair value of the Company’s obligations under its long-term debt agreements with JPMorgan Chase were considered Level 2 liabilities of the fair value hierarchy because these instruments have interest rates that reset frequently. The fair value of the Company's obligations under its long-term debt agreements with Antara as of June 30, 2020 was approximately $15.8 million and considered a Level 3 liability of the fair value hierarchy because this instrument used significant unobservable inputs consistent with those used in determining the embedded derivative liability values, as discussed below.

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

11. INCOME TAXES

On December 21, 2020, Congress approved the Consolidated Appropriations Act, 2021 (the “Appropriations Act”), which was signed into law by the President on December 27, 2020. The Appropriations Act funds the federal government to the end of the fiscal year and provides further COVID-19 economic relief. Some of the business provisions included in the Appropriations Act are additional Paycheck Protection Program (PPP) loans, clarification of the deductibility of business expenses that were paid for with PPP funds, expansion of the employee retention credit, and temporary full deduction for business expenses for food and beverages provided by a restaurant. The Appropriations Act did not have a material impact on the Company’s income taxes. The Company will continue to monitor for additional legislation related to COVID-19 and its impact on our results of operations.

For the three months ended December 31, 2020, the Company recorded an income tax provision of $49 thousand. For the six months ended December 31, 2020, the Company recorded an income tax provision of $89 thousand. As of December 31, 2020, the Company reviewed the existing deferred tax assets and continues to record a full valuation against its deferred tax assets.  The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of December 31, 2020, the Company had a total unrecognized income tax benefit of $0.2 million. The provision is based upon actual loss before income taxes for the six months ended December 31, 2020, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision. The Company will continue to monitor the status of the COVID-19 pandemic and its impact on our results of operations.

For the three months ended December 31, 2019, the Company recorded an income tax provision of $72 thousand. For the six months ended December 31, 2019, an income tax provision of $131 thousand was recorded. As of December 31, 2019, the Company continued to record a full valuation against its deferred tax assets. The income tax provision primarily relates to the Company’s uncertain tax positions, as well as state income and franchise taxes. As of December 31, 2019, the Company had a total unrecognized income tax benefit of $0.3 million. The provision is based upon actual loss before income taxes for the six months ended December 31, 2019, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

12. EQUITY

WARRANTS

The Company had 23,978 warrants outstanding as of December 31, 2020 and June 30, 2020, all of which were exercisable at $5.00 per share. The warrants have an expiration date of March 29, 2021.

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

During the three and six months ended December 31, 2020, the Company granted stock options to certain employees which vest each year over a three-year period. Certain of those stock options are also subject to the achievement of goals to be established by the Company for each fiscal year. Because the performance conditions of those stock options granted had not yet been established as of December 31, 2020, a measurement date under ASC 718, Compensation - Stock Compensation, has not yet been established for those stock options and compensation cost will not be measured and recorded until the date on which those specific performance terms are established and mutually understood with the awardee. In January 2021, the Compensation Committee of the Board of Directors established and approved the performance metrics applicable to the above mentioned stock options.

The fair value of all options granted during the six months ended December 31, 2020 and 2019 was determined using the following assumptions and includes only options with an established measurement date under ASC 718:

	Six months ended December 31,
	2020	2019
Expected volatility (percent)	76.3% - 77.3%	74.6% - 90.1%
Weighted average expected life (years)	4.5	3.5 - 4.5
Dividend yield (percent)	0.0%	0.0%
Risk-free interest rate (percent)	0.2% - 0.4%	1.4% - 1.6%
Number of options granted	650,000	340,760
Weighted average exercise price	$8.00	$6.85
Weighted average grant date fair value	$4.69	$6.84

Stock based compensation related to stock options for the three and six months ended December 31, 2020 was $1.4 million and $2.5 million, respectively, and for the three and six months ended December 31, 2019 was $1.1 million and $1.4 million, respectively.

COMMON STOCK

There were no significant new common stock awards granted during the three and six months ended December 31, 2020.

The total expense recognized for all common stock awards for the three and six months ended December 31, 2020 was $0.3 million and $0.7 million, respectively, and for the three and six months ended December 31, 2019 was $0.5 million.

13. COMMITMENTS AND CONTINGENCIES

Litigation

We are a party to litigation and other proceedings that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. In accordance with the accounting guidance for contingencies, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable and the amount of the loss can be reasonably estimated. We cannot predict the outcome of legal or other proceedings with certainty.

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

On September 30, 2019, the Court granted the motion to transfer and transferred the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania, Docket No. 19-cv-04565. On November 20, 2019, Plaintiff filed an amended complaint that asserted claims under both the 1933 Act and the 1934 Act.  Defendants filed motions to dismiss on February 3, 2020. Before briefing on the motions was completed, the parties participated in a private mediation on February 27, 2020, which ultimately resulted in a settlement. On May 29, 2020, the plaintiffs filed documents with the Court seeking preliminary approval of the settlement, with the defendants supporting approval of the settlement. On June 9, 2020, the Court granted preliminary approval of the settlement and issued a scheduling order for further action on the settlement. The settlement provides for a payment of $15.3 million which includes all administrative costs and plaintiffs’ attorneys’ fees and expenses. The Company’s insurance carriers paid approximately $12.7 million towards the settlement and the Company paid approximately $2.6 million towards the settlement. The settlement payments were deposited into an escrow account in July 2020. Only one putative class member submitted an objection to the settlement. On October 30, 2020, the Court held a hearing on the motion for final settlement approval and granted approval. Under the settlement, payment of plaintiffs’ counsel’s fees and expenses may be distributed within three business days of approval (subject to being returned if the settlement is reversed based on any appeal). The deadline for filing an appeal has now passed, so final settlement approval order is no longer at risk of being reversed or revised on appeal and this action is completed.

Chester County, Pennsylvania Class Action

As previously reported, a putative shareholder class action complaint was filed against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the Underwriters, in the Court of Common Pleas, Chester County, Pennsylvania, Docket No. 2019-04821-MJ. The complaint alleged violations of the 1933 Act. As also previously reported, on September 20, 2019 the Court granted the defendants’ Petition for Stay and stayed the Chester County action until the Consolidated Action reaches a final disposition. On October 18, 2019, plaintiff filed an appeal to the Pennsylvania Superior Court from the Order granting defendants’ Petition for Stay, Docket No. 3100 EDA 2019. On December 6, 2019, the Pennsylvania Superior Court issued an Order stating that the Stay Order does not appear to be final or otherwise appealable and directed plaintiff to show cause as to the basis of the Pennsylvania Superior Court’s jurisdiction. The plaintiff filed a Response to the Order to Show Cause on December 16, 2019, and the defendants filed an Application to Quash Appeal on December 26, 2019. On February 20, 2020, the Pennsylvania Superior Court quashed the appeal. This action has remained stayed pending final disposition of the Consolidated Action. The Company expects that this action will be dismissed, but there can be no guarantee as to the outcome.

Department of Justice Subpoena

As previously reported, in the third quarter of fiscal year 2020, the Company responded to a subpoena received from the U.S. Department of Justice that sought records regarding Company activities that occurred during prior financial reporting periods, including restatements. The Company is cooperating fully with the agency’s queries.

Other Shareholder Demand Letters

By letter dated October 12, 2018, Peter D’Arcy, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s former officers and directors for breach of fiduciary duties. The letter alleged the officers and directors made false and misleading statements that failed to disclose that the Company’s accounting treatment, financial reporting and internal controls related to certain of the Company’s contractual agreements would result in an internal investigation and would delay the Company’s filing of its 2018 Form 10-K, and that the

Company failed to maintain adequate internal controls. By letter dated October 18, 2018, Chiu Jen-Ting, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s former officers and directors for breach of fiduciary duties in connection with issues similar to those asserted by Mr. D’Arcy. By letter dated August 2, 2019, Stan Emanuel, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s former officers and directors for breach of fiduciary duties in connection with issues similar to those asserted by Mr. D’Arcy. In accordance with Pennsylvania law, the Board of Directors formed a special litigation committee (the “SLC”), currently consisting of Lisa P. Baird, Douglas L. Braunstein and Michael K. Passilla, in order to, among other things, investigate and evaluate the demand letters. The SLC and its counsel are currently investigating the matters raised in these letters. During the second fiscal quarter of 2021, the Company reached a settlement in principle with these shareholders. The settlement consists of a payment of $500,000 in attorney’s fees to the shareholders’ counsel and adoption of various corporate governance reforms. The final settlement documents are being negotiated and, once finalized, the derivative shareholders’ counsel will file a complaint naming each of the former officers and directors as defendants and the Company as a nominal defendant. They will then file the motion for preliminary approval of the proposed settlement along with all of the related settlement documents. Assuming the court preliminarily approves the settlement and the proposed form of notice, the Company will have to provide notice of the settlement and final approval hearing to shareholders through publication and filing a Form 8-K with the notice and settlement papers attached and posting the Form 8-K with attachments on its website. The court will provide shareholders an opportunity to submit objections to the settlement and then will hold a hearing to consider final approval of the settlement. There can be no guarantee that the settlement will be approved. We have recognized an accrual for the $500,000 within our consolidated financial statements for the six months ended December 31, 2020.

Leases

The Company has entered into various operating lease obligations. See Note 3 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements.

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
•whether we will experience material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above, or those discussed under Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“2020 Form 10-K”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date of this Form 10-Q.  Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW OF THE COMPANY

USA Technologies, Inc. is a cashless payments and software services company that provides end-to-end technology solutions for the unattended and self-service retail markets through its Platform as a Service (PaaS). Our ePort® technology can be installed and/or embedded into everyday devices such as vending machines, a variety of kiosks, amusement games, and commercial laundry via either our ePort hardware or our Quick Connect solution. Our associated service, ePort Connect®, is a PCI-compliant, comprehensive service that includes simplified credit/debit card processing and support, consumer engagement services as well as telemetry, Internet of Things, and machine-to-machine services, including the ability to remotely monitor, control and report on the results of distributed assets containing our electronic payment solutions. Our comprehensive platform combines the ePort’s cashless, interactive and digital payment capabilities with the Seed suite’s comprehensive software solution, for better business efficiencies, using real-time data and analytics, as well as offering a loyalty component; all of which results in a true digital transformation at the point of purchase.

The Company's fiscal year ends June 30. The Company generates revenue in multiple ways. During the three and six months ended December 31, 2020, we derived approximately 87% and 88%, respectively of our revenue from recurring license and transaction fees related to our ePort Connect service and approximately 13% and 12%, respectively, of our revenue from equipment sales. Active Devices on our service stem from the sale or lease of our point of sale (POS) electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Devices utilizing the ePort Connect service are the most significant driver of the Company’s revenue, particularly the recurring revenue from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:
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
As of December 31, 2020, highlights of the Company are below:
• 18,304 Active Customers and 1,154,932 Active Devices to our service;
•Three direct sales teams at the national, regional, and local customer-level and a growing number of original equipment manufacturers and national distribution partners;
•Relisting of the Company on Nasdaq in November 2020;

•Announcement of the rebrand of the Company from USA Technologies to Cantaloupe;
•Launched upgrade program for 2G and 3G devices to 4G LTE;
•Upgraded and expanded the ePort product family to accept EMV contact and contactless payments;
•Launched “UR Tech Insiders” podcast program;
•Over 150 employees; and
•We have offices in Malvern, Pennsylvania, Denver, Colorado, and Atlanta, Georgia.

COVID-19 Update

The coronavirus (COVID-19) was first identified in China in December 2019, and subsequently declared a global pandemic in March 2020 by the World Health Organization. COVID-19 containment measures began in parts of the United States in March 2020 resulting in forced closure of non-essential businesses and social distancing protocols. As a result, COVID-19 has impacted our business, significantly reducing foot traffic to distributed assets containing our electronic payment solutions and reducing discretionary spending by consumers. The Company did not observe meaningful reductions in processing volume until mid-March, when average daily processing volume decreased approximately 40%. By mid-April, processing volumes began to recover and had steadily improved through September 2020. As of September 30, 2020, our average daily processing volume had increased 53% from the lows in April. During the second half of the current quarter, we have experienced an approximately 7% decrease in volumes driven by an increase in COVID-19 cases across the country and seasonality of the business. Continued COVID-19 recurrences could result in further reductions in foot traffic to distributed assets containing our electronic payment solutions and reduced discretionary spending by consumers. In addition, the length of time required for an effective vaccine or therapy to become widely available is uncertain. At this time, we are unable to reasonably estimate the length of time that containment measures will be needed in the United States. Furthermore, even after containment measures are lifted there can be no assurance as to the time required to regain operations and sales at levels prior to the pandemic.

In response to the outbreak and business disruption, first and foremost, we prioritized the health and safety of our employees while continuing to diligently serve our customers. An internal task force was created at the start of the pandemic to develop measures to protect the business in light of the volatility and uncertainty caused by the COVID-19 pandemic. This included such aspects as ensuring the safety of our employees and our community by implementing work from home policies, conserving liquidity, evaluating cost saving actions, partnering with customers to position USAT for renewed growth post crisis, and temporarily pausing plans for international expansion. The liquidity conservation and cost savings initiatives included: a 20% salary reduction for the senior leadership team through December 2020; deferral of all cash-based director fees until calendar year 2021; a temporary furlough of approximately 10% of our employee base; negotiations with and concessions from vendors in regard to cost reductions and/or payment deferrals; an increased collection effort to reduce outstanding accounts receivables; and various supply chain/inventory improvements. During the summer of 2020 as restrictions lifted, our offices were opened with strict guidelines for social distancing and with adherence to state and local mandates. As a result of an increase in COVID-19 cases during the current quarter and additional lockdowns mandated by state officials, most of our employees continue to work remotely as of December 31, 2020. All of our furloughed employees returned to work, primarily remotely, by June 26, 2020. To date, our supply chain network has not been significantly disrupted and we are continuously monitoring for the impact from COVID-19. In addition, the Company received loan proceeds from the Paycheck Protection Program in the fourth quarter of fiscal year 2020. See Note 8 for additional information.

We continue to monitor the continuously evolving situation and follow guidance from federal, state and local public health authorities. As such, given the dynamic nature of this situation, the Company cannot, at this time, reasonably estimate the longer-term repercussions of COVID-19 on our financial condition, results of operations or cash flows in the future. However, based on current trends and if the pandemic is not substantially contained in the near future, COVID-19 may have a material adverse impact on our revenue growth as well as our overall profitability in fiscal year 2021, and may lead to higher sales-related, inventory-related, and operating reserves. As of December 31, 2020, we have evaluated the potential impact of the COVID-19 outbreak on our financial statements, including, but not limited to, the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease right-of-use assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

FINANCIAL HIGHLIGHTS

The following tables summarize our results of operations and significant changes in our financial performance for the periods presented:

Revenue ($ in thousands)
$90,000
$75,000
$60,000
$45,000
$30,000
$15,000
$—
Three months ended December 31, 2020
Three months ended December 31, 2019
Six months ended December 31, 2020
Six months ended December 31, 2019
License and transaction fees
Equipment sales

Cost of Sales ($ in thousands)
$70,000
$60,000
$50,000
$40,000
$30,000
$20,000
$10,000
$—
Three months ended December 31, 2020
Three months ended December 31, 2019
Six months ended December 31, 2020
Six months ended December 31, 2019
Cost of license and transaction fees
Cost of equipment sales

Gross Profit ($ in thousands)
$30,000
$25,000
$20,000
$15,000
$10,000
$5,000
$—
Three months ended December 31, 2020
Three months ended December 31, 2019
Six months ended December 31, 2020
Six months ended December 31, 2019
License and transaction fees
Equipment sales

Financial Summary
	Three months ended December 31,		Percent Change
($ in thousands, except per share data)	2020	2019
Revenue	$38,285	$44,051	(13.1)%
Cost of sales	25,984	31,289	(17.0)%
Gross profit	12,301	12,762	(3.6)%
Operating expenses	14,883	20,518	(27.5)%
Operating loss	(2,582)	(7,756)	(66.7)%
Other expense, net	(271)	(550)	(50.7)%
Provision for income taxes	(49)	(72)	(31.9)%
Net loss	(2,902)	(8,378)	(65.4)%
Net loss per common share - diluted	(0.04)	(0.13)	(69.2)%
Adjusted EBITDA (a)	$958	$(900)	206.4%
(a)    Adjusted EBITDA is a non-GAAP measurement. See Reconciliations of Non-GAAP Measures for a reconciliation of Adjusted EBITDA to net loss.

Revenue.  Total revenue decreased $5.8 million for the three months ended December 31, 2020 compared to the same period in 2019. Approximately $3.2 million of the decrease relates to fewer equipment shipments and revenue in the quarter as compared to the prior year quarter. Additionally, $2.5 million of the decrease relates to lower transaction volumes due to the impacts of COVID-19 in the current quarter compared to the prior year quarter.

Cost of sales. Cost of sales decreased $5.3 million for the three months ended December 31, 2020 compared to the same period in 2019. The change was driven by a $3.3 million decrease in cost of equipment sales, and a $2.0 million decrease in cost of license and transaction fees due to lower transaction volumes and a decrease in network service fees. See “Revenue and Gross Profit” below for a discussion on the significant changes in the cost of sales.

Operating expenses. Operating expenses decreased $5.6 million for the three months ended December 31, 2020 from the comparable prior period. See “Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Financial Summary
	Six months ended December 31,		Percent Change
($ in thousands, except per share data)	2020	2019
Revenue	$75,162	$87,410	(14.0)%
Cost of sales	48,621	63,232	(23.1)%
Gross profit	26,541	24,178	9.8%
Operating expenses	32,761	43,212	(24.2)%
Operating loss	(6,220)	(19,034)	(67.3)%
Other expense, net	(3,206)	(721)	344.7%
Provision for income taxes	(89)	(131)	(32.1)%
Net loss	(9,515)	(19,886)	(52.2)%
Net loss per common share - diluted	$(0.15)	$(0.33)	(54.5)%
Adjusted EBITDA (a)	436	(3,741)	111.7%
(a)    Adjusted EBITDA is a non-GAAP measurement. See Reconciliations of Non-GAAP Measures for a reconciliation of Adjusted EBITDA to net loss.

Revenue. Total revenue decreased $12.2 million for the six months ended December 31, 2020 compared to the same period in 2019. Approximately $8.2 million of the decrease relates to fewer equipment shipments and revenue in the year-to-date as compared to the prior year-to-date. Additionally, $4.0 million of the decrease relates to lower transaction volumes due to the impacts of COVID-19 in the current year-to-date compared to the prior year-to-date.

Cost of sales. Cost of sales decreased $14.6 million for the six months ended December 31, 2020 compared to the same period in 2019. The change was driven by a $9.9 million decrease in cost of equipment sales, including a $5.5 million sale of equipment to a strategic partner in the prior year period, and a $4.7 million decrease in cost of license and transaction fees due to lower transaction volumes and a decrease in network service fees. See “Revenue and Gross Profit” below for a discussion on the significant changes in the cost of sales.

Operating expenses. Operating expenses decreased $10.5 million for the six months ended December 31, 2020 from the comparable prior period. See “Operating Expenses” below for a discussion of the significant changes in our operating expenses.

RESULTS OF OPERATIONS

QUARTERLY FINANCIAL AND NON-FINANCIAL DATA

The following table shows certain financial and non-financial data that management believes give readers insight into certain trends and relationships about the Company’s financial performance. We believe the metrics (Active Devices and Net New Active Devices, Active Customers and Net Change in Active Customers and Total Number of Transactions and Total Dollar Volume of Transactions) are useful in allowing management and readers to evaluate our strategy of driving growth in devices and transactions and the Financing Structure of Devices metric is useful in allowing management and readers to evaluate the growth of our QuickStart program and direct sales compared to the JumpStart program.

Active Devices and Net New Active Devices (new presentation)
Active Devices is defined as a device that has communicated with us or has had a transaction in the last 12 months. Included in the number of Active Devices are devices that communicate through other devices that communicate or transact with us. A self-service retail location that utilizes an ePort cashless payment device as well as Seed management services constitutes only one device.

Net New Active Devices during the quarter are defined as the net change in Active Devices from prior quarter.

Active Customers and Net Change in Active Customers
The Company defines Active Customers as all customers with at least one active device. Net Change in Active customers is defined by the net change in Active Customers from the prior period.

Total Number Of Transactions and Total Dollar Volume of Transactions
Transactions are defined as electronic payment transactions that are processed by our technology-enabled solutions. Management uses Total Number and Dollar Volume of transactions to evaluate the effectiveness of our new customer strategy and ability to leverage existing customers and partners.

Financing Structure of Devices
The Financing Structure of Devices is determined by identifying the gross new devices during the quarter and determining which devices were due to devices financed by the JumpStart program compared to devices financed by the QuickStart program or purchased outright. We monitor this metric as we are able to increase cash collections from direct sales to customers or under QuickStart sales by utilizing lease companies which improves cash provided by operating activities.

	As of and for the three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Devices, new presentation:
Active Devices	1,154,932	1,133,754	1,117,805	1,103,242	1,089,406
Net New Active Devices	21,178	15,949	14,563	13,836	25,744

Customers:
Active Customers	18,304	17,760	17,249	16,808	16,489
Net Change in Active Customers	544	511	441	319	479

Volumes:
Total Number of Transactions (millions)	211.8	201.9	167.7	237.3	243.4
Total Dollar Volume of Transactions (millions)	422.6	406.3	329.1	462.7	476.4

Financing structure of Devices:
JumpStart	4.3%	3.0%	6.2%	1.4%	4.3%
QuickStart & all others (a)	95.7%	97.0%	93.8%	98.6%	95.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%
a)    Includes credit sales with standard trade receivable terms.

Highlights of USAT’s devices and customers for the quarter ended December 31, 2020 include:

•An increase of 544 Active Customers and 21,178 Active Devices during the quarter;
•1,154,932 Active Devices compared to the same quarter last year of 1,089,406, an increase of 65,526 Net New Active Devices, or 6.01%;
•18,304 Active Customers to our service compared to the same quarter last year of 16,489, an increase of 1,815 Net Change in Active Customers, or 11.01%.

Total Connections (historical presentation)
Historically, connections is a performance metric that has been used by the Company. Connections to the Company’s service include those resulting from the sale or lease of our POS electronic payment devices, telemetry devices or certified payment software or the servicing of similar third-party installed POS terminals or telemetry devices. The Company records a connection upon shipment of an activated device or the activation of a non-device location on our platform to a customer under contract. If a customer provides sufficient notice to deactivate a device or non-device location, in accordance with the terms of the contract, we stop counting the existing connection as a connection after the applicable notice period. A previously installed telemeter or cashless payment system that is no longer being utilized by our customer is still considered and reported as an existing connection until the customer requests deactivation and the contractual notice period has expired.

As noted in the previous section, management is now focused on Active Devices and Active Customers as set forth in the new presentation above.

	As of and for the three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Total connections, historical presentation	1,358,000	1,335,000	1,320,000	1,289,000	1,255,000

Network Incident

During the three months ended September 30, 2020, the Company experienced a network incident on its ePort transaction processing platform, resulting in certain devices being unable to process payment transactions during the outage. The Company has remediated the incident. For the three months ended September 30, 2020 and December 31, 2020, we accrued approximately $1.4 million (of which $1.1 million is included in Selling, general and administrative expenses and $0.3 million is included in Cost of sales) and $0.6 million (of which $0.4 million is included in Selling, general and administrative expenses and $0.2 million is included in Cost of sales) of costs associated with the event, respectively.

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Revenue and Gross Profit

	Three months ended December 31,		Percent Change
($ in thousands)	2020	2019
Revenue:
License and transaction fees	$33,214	$35,754	(7.1)%
Equipment sales	5,071	8,297	(38.9)%
Total revenue	38,285	44,051	(13.1)%

Cost of sales:
Cost of license and transaction fees	20,617	22,579	(8.7)%
Cost of equipment sales	5,367	8,710	(38.4)%
Total cost of sales	25,984	31,289	(17.0)%

Gross profit:
License and transaction fees	12,597	13,175	(4.4)%
Equipment sales	(296)	(413)	28.3%
Total gross profit	$12,301	$12,762	(3.6)%

Gross margin:
License and transaction fees	37.9%	36.8%
Equipment sales	(5.8)%	(5.0)%
Total gross margin	32.1%	29.0%

Revenue.  Total revenue decreased $5.8 million for the three months ended December 31, 2020 compared to the same period in 2019. Approximately $3.2 million of the decrease relates to fewer equipment shipments and revenue in the quarter as compared to the prior year quarter. Additionally, $2.5 million of the decrease relates to lower transaction volumes due to the impacts of COVID-19 in the current quarter compared to the prior year quarter.

Cost of sales. Cost of sales decreased $5.3 million for the three months ended December 31, 2020 compared to the same period in 2019. The change was driven by a $3.3 million decrease in cost of equipment sales, and a $2.0 million decrease in cost of license and transaction fees due to lower transaction volumes and a decrease in network service fees.

Gross margin. Total gross margin increased from 29.0% for the three months ended December 31, 2019 to 32.1% for the three months ended December 31, 2020. The change was driven primarily by decreased costs of equipment and lower transaction processing volumes.

Operating Expenses

	Three months ended December 31,		Percent Change
Category ($ in thousands)	2020	2019
Selling, general and administrative expenses	$13,831	$16,161	(14.4)%
Investigation, proxy solicitation and restatement expenses	—	3,277	NM
Depreciation and amortization	1,052	1,080	(2.6)%
Total operating expenses	$14,883	$20,518	(27.5)%
____________
NM — not meaningful

Total operating expenses.  Total operating expenses decreased approximately $5.6 million (approximately 27.5%) for the three months ended December 31, 2020, as compared to the same period in 2019. This change was primarily driven by a reduction in professional fees incurred by the Company relating to the investigation and the restatements of previously filed financial statements and a decrease in usage of external legal and accounting professional services firms.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased approximately $2.3 million for the three months ended December 31, 2020, as compared to the same period in 2019. This change was primarily driven by $0.8 million in lower legal and accounting professional services costs, $0.8 million of lower compensation expense related to severance in the prior year and $0.4 million of lower travel expenses as a result of COVID-19.

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

Depreciation and amortization.  Depreciation and amortization expense was consistent with the same period in 2019.

Other Income (Expense), Net

	Three months ended December 31,		Percent Change
($ in thousands)	2020	2019
Other income (expense):
Interest income	$325	$283	14.8%
Interest expense	(596)	(833)	(28.5)%
Total other income (expense), net	$(271)	$(550)	(50.7)%

Other income (expense), net.  Other income (expense), net was comparable for the three months ended December 31, 2020 and the same period in 2019.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

Revenue and Gross Profit

	Six months ended December 31,		Percent Change
($ in thousands)	2020	2019
Revenue:
License and transaction fees	$66,322	$70,363	(5.7)%
Equipment sales	8,840	17,047	(48.1)%
Total revenue	75,162	87,410	(14.0)%

Cost of sales:
Cost of license and transaction fees	39,953	44,668	(10.6)%
Cost of equipment sales	8,668	18,564	(53.3)%
Total cost of sales	48,621	63,232	(23.1)%

Gross profit:
License and transaction fees	26,369	25,695	2.6%
Equipment sales	172	(1,517)	111.3%
Total gross profit	$26,541	$24,178	9.8%

Gross margin:
License and transaction fees	39.8%	36.5%
Equipment sales	1.9%	(8.9)%
Total gross margin	35.3%	27.7%

Revenue.  Total revenue decreased $12.2 million for the six months ended December 31, 2020 compared to the same period in 2019. Approximately $8.2 million of the decrease relates to fewer equipment shipments and revenue in the current year as compared to the prior year period, which included revenue for the initial shipments of equipment to a new, larger contract. Additionally, $4.0 million of the decrease relates to lower transaction volumes due to the impacts of COVID-19 in the current year compared to the prior year period.

Cost of sales. Cost of sales decreased $14.6 million for the six months ended December 31, 2020 compared to the same period in 2019. The change was driven by a $9.9 million decrease in cost of equipment sales, including a $5.5 million sale of equipment to a strategic partner in the prior year period, and a $4.7 million decrease in cost of license and transaction fees due to lower transaction volumes and a decrease in network service fees.

Gross margin. Total gross margin increased from 27.7% for the six months ended December 31, 2019 to 35.3% for the six months ended December 31, 2020. The change was driven primarily by decreased costs of equipment, lower transaction processing volumes, and the prior year adjustment related to equipment costs referred in Note 1 - Business.

Operating Expenses

	Six months ended December 31,		Percent Change
Category ($ in thousands)	2020	2019
Selling, general and administrative expenses	$30,641	$31,342	(2.2)%
Investigation, proxy solicitation and restatement expenses	—	9,768	NM
Depreciation and amortization	2,120	2,102	0.9%
Total operating expenses	$32,761	$43,212	(24.2)%
____________
NM — not meaningful

Total operating expenses.  Total operating expenses decreased approximately $10.5 million (approximately 24.2%) for the six months ended December 31, 2020, as compared to the same period in 2019. This change was primarily driven by a reduction in professional fees incurred by the Company relating to the investigation and the restatements of previously filed financial statements and a decrease in usage of external legal and accounting professional services firms.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased approximately $0.7 million for the six months ended December 31, 2020, as compared to the same period in 2019. This change was primarily driven by $1.6 million in lower legal and accounting professional services costs offset by $1.1 million of costs related to the network incident discussed above recognized in the six months ended December 31, 2020.

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

Depreciation and amortization.  Depreciation and amortization expense was consistent with the same period in 2019.

Other Income (Expense), Net

	Six months ended December 31,		Percent Change
($ in thousands)	2020	2019
Other income (expense):
Interest income	$675	$577	17.0%
Interest expense	(3,881)	(1,298)	199.0%
Total other income (expense), net	$(3,206)	$(721)	344.7%

Other income (expense), net.  Other income (expense), net decreased approximately $2.5 million for the six months ended December 31, 2020 as compared to the same period in 2019. This change was primarily related to the recognition of the remaining balance of unamortized issuance costs and debt discount related to the senior secured term loan facility (the “2020 Antara Term Facility”) with Antara Capital Master Fund LP (“Antara”) of $2.6 million into interest expense, related to the repayment of all amounts outstanding under the 2020 Antara Term Facility.

Reconciliations of Non-GAAP Measures

Adjusted earnings before income taxes, depreciation, and amortization (“Adjusted EBITDA”) is a non-GAAP financial measure which is not required by or defined under U.S. GAAP (Generally Accepted Accounting Principles). We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with U.S. GAAP, including our net income or net loss or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with our net income or net loss as determined in accordance with U.S. GAAP, and are not a substitute for or a measure of our profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, we utilize Adjusted EBITDA as a metric in our executive officer and management incentive compensation plans.

We define Adjusted EBITDA as U.S. GAAP net loss before (i) interest income, (ii) interest expense, (iii) income taxes, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, and (vii) non-recurring fees and charges that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs.

Below is a reconciliation of U.S. GAAP net loss to Adjusted EBITDA:

	Three months ended December 31,
($ in thousands, including endnotes to table)	2020	2019
U.S. GAAP net loss	$(2,902)	$(8,378)
Less: interest income	(325)	(283)
Plus: interest expense	596	833
Plus: income tax provision	49	72
Plus: depreciation expense included in cost of sales for rentals	515	757
Plus: depreciation and amortization expense in operating expenses	1,052	1,080
EBITDA	(1,015)	(5,919)
Plus: stock-based compensation (a)	1,640	1,742
Plus: investigation, proxy solicitation and restatement expenses (b) (c)	—	3,277
Plus: asset impairment charge (b)	333	—
Adjustments to EBITDA	1,973	5,019
Adjusted EBITDA (d) (e)	$958	$(900)

(a)    As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b)    As an adjustment to EBITDA, we have excluded the professional fees incurred in connection with the non-recurring costs and expenses related to the 2019 Investigation, financial statement restatement activities, and proxy solicitation costs, and non-cash impairment charges related to long-lived assets because we believe that they represent charges that are not related to our operations.
(c)     The previously reported amounts for the three months ended December 31, 2019 were reclassified to include additional operating expenses that related to non-recurring professional services fees. The adjustment amount for the three months ended December 31, 2019 has been revised as disclosed in the basis of presentation and preparation section of Note 1 to the interim Condensed Consolidated Financial Statements.
(d)     As a result of the adjustment noted in (c), the Adjusted EBITDA for the year ended June 30, 2020 and three months ended June 30, 2020 as previously reported in the Company’s June 30, 2020 Annual Report on Form 10-K should be revised from $(8,253) to $(9,735) and $(85) to $(2,118), respectively. Similarly, the Adjusted EBITDA for the three months ended September 30, 2019 as previously reported in the Company’s September 30, 2020 Quarterly Report on Form 10-Q should be revised from $(4,856) to $(2,841).
(e)     As a result of the adjustment noted in (c) and the subsequent revision to the reclassification amounts as noted in Note 1 to the interim Condensed Consolidated Financial Statements, the Adjusted EBITDA for the three months ended December 31, 2019 as previously reported in the Company’s December 31, 2019 Quarterly Report on Form 10-Q should have been revised from $(2,324) to $(900) as presented in table above.

	Six months ended December 31,
($ in thousands, including endnotes to table)	2020	2019
Net loss	$(9,515)	$(19,886)
Less: interest income	(675)	(577)
Plus: interest expense	3,881	1,298
Plus: income tax provision	89	131
Plus: depreciation expense included in cost of sales for rentals	1,054	1,391
Plus: depreciation and amortization expense in operating expenses	2,120	2,102
EBITDA	(3,046)	(15,541)
Plus: stock-based compensation (a)	3,149	2,032
Plus: investigation, proxy solicitation and restatement expenses (b) (c)	—	9,768
Plus: asset impairment charge (b)	333	—
Adjustments to EBITDA	3,482	11,800
Adjusted EBITDA (d)	$436	$(3,741)

(a)    As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b)    As an adjustment to EBITDA, we have excluded the professional fees incurred in connection with the non-recurring costs and expenses related to the 2019 Investigation, financial statement restatement activities, and proxy solicitation costs, and non-cash impairment charges related to long-lived assets because we believe that they represent charges that are not related to our operations.
(c)     The previously reported amounts for the six months ended December 31, 2019 were reclassified to include additional operating expenses that related to non-recurring professional services fees. The adjustment amount for the six months ended December 31, 2019 has been revised as disclosed in the basis of presentation and preparation section of Note 1 to the interim Condensed Consolidated Financial Statements.
(d)     As a result of the adjustment noted in (c) and the subsequent revision to the reclassification amounts as noted in Note 1 to the interim Condensed Consolidated Financial Statements, the Adjusted EBITDA for the six months ended December 31, 2019 as previously reported in the Company’s December 31, 2019 Quarterly Report on Form 10-Q should have been revised from $(7,977) to $(3,741) as presented in table above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $0.7 million for the six months ended December 31, 2020 compared to cash used of $9.8 million in the same period in the prior year. The change in cash used in operating activities reflects net cash provided by a $10.4 million decrease in net loss and an increase in non-cash operating expenses of $3.7 million, offset by net cash used by the change in various operating assets and liabilities of $4.9 million. The change in operating assets and liabilities is primarily driven by the net cash used by the change of accounts receivable of $5.1 million.

Cash used in investing activities was $1.0 million for the six months ended December 31, 2020 compared to cash used of $1.3 million in the same period in the prior year, as purchases for equipment were relatively consistent compared to the same period last year.

Cash used in financing activities was $1.9 million for the six months ended December 31, 2020 compared to cash provided of $21.2 million in the same period in the prior year. For the six months ended December 31, 2020, the Company paid $1.2 million as a prepayment penalty and commitment termination fee to Antara as part of the repayment of the 2020 Antara Term Facility and paid $0.5 million of debt issuance costs as a result of entering into the 2021 JPMorgan Credit Facility (as defined below). For the six months ended December 31, 2019, the Company entered into a debt and equity financing with Antara and also repaid the outstanding balance on the 2018 JPMorgan Revolving Credit Facility.
Sources and Uses of Cash
The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $28.2 million as of December 31, 2020; (2) the cash which may be provided by operating activities; and (3) up to $5 million available to be drawn on the 2021 JPMorgan Revolving Facility (as defined below). In addition, management has recently implemented efficiencies in working capital that are designed to increase our cash balances.
In the six months ended December 31, 2020, the Company entered into the 2021 JPMorgan Credit Agreement (as defined below) and repaid all amounts outstanding under the 2020 Antara Term Facility. The Company also paid $1.2 million to Antara for the commitment termination fee and prepayment premium, and paid $2.6 million towards the settlement of a shareholder class action lawsuit.
The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $22.0 million in the aggregate as of December 31, 2020. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

In the fourth quarter of fiscal year 2020, we received loan proceeds of approximately $3.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We intend to use the PPP Loan in accordance with the provisions of the CARES Act. The loan bears a fixed interest rate of 1% over a two year term from the approval date of April 28, 2020. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty caused by COVID-19 made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The Company anticipates filing for the forgiveness of the loan in the quarter ended March 31, 2021.
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

Allowances for Doubtful Accounts and Finance Receivables. We maintain lifetime expected loss allowances for doubtful accounts and finance receivables based on historical experience of payment performance, current conditions of the customer, and reasonable and supportable economic forecasts of collectability for the asset’s entire expected life, which is generally less than one year for accounts receivable and five years for finance receivables. Historical loss experience is utilized as there have been no significant changes in the mix or risk characteristics of the receivable revenue streams used to calculate historical loss rates. Current conditions are analyzed at each measurement date to reassess whether our receivables continue to exhibit similar risk characteristics as the prior measurement date, and determine if the reserve calculation needs to be adjusted for new developments, such as a customer’s inability to meet its financial obligations. Reasonable and supportable macroeconomic trends also are incorporated into the analysis. Estimating the allowances therefore requires us to apply judgment in relying on historical customer payment experience, regularly analyzing the financial condition of our customers, and developing macroeconomic forecasts to adequately cover expected credit losses on our receivables. By nature, such estimates are highly subjective, and it is possible that the amount of receivables that we are unable to collect may be different than the amounts initially estimated in the allowances.

Recent Accounting Pronouncements
See Note 2 - Accounting Policies to the interim Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

On August 14, 2020, the Company repaid all amounts outstanding under the 2020 Antara Term Facility and entered into a credit agreement with JPMorgan Chase Bank, N.A (the “2021 JPMorgan Credit Agreement”) for a $5 million secured revolving credit facility (the “2021 JPMorgan Revolving Facility”) and a $15 million secured term facility (the “2021 JPMorgan Secured Term Facility” and together with the 2021 JPMorgan Revolving Facility, the “2021 JPMorgan Credit Facility”). Through December 31, 2021, the applicable interest rate on the 2021 JPMorgan Credit Facility will be Prime Rate plus 3.75%. An increase of 100 basis points in Prime Rate would not have a material impact of on our interest expense or condensed consolidated financial statements.

Our other exposures to market risk have not changed materially since June 30, 2020.

Item 4. Controls and Procedures.
(a) Disclosure Controls and Procedures
We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective as of December 31, 2020.
(b) Changes in Internal Control over Financial Reporting

Other than the remediation plan disclosed in Item 9A. of the 2020 Form 10-K for the material weakness identified in fiscal year 2020 related to the accounting impact of a non-routine and complex transaction, there were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As discussed in Item 9A. of our 2020 Form 10-K, we reinforced our existing internal control structure to ensure that one-time and unusual transactions are subject to timely and formal evaluation by senior finance and accounting leadership to ensure proper accounting treatment to address the material weakness in our internal control over financial reporting. Management has concluded that the control has operated for a sufficient period of time and concluded, through testing, that the control is operating effectively, and that this material weakness was remediated as of December 31, 2020.

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

Disruptions to our systems, breaches in the security of transactions involving our products or services, or failure of our processing systems could adversely affect our reputation, business and results of operations.

We rely on information technology and other systems to transmit financial information of consumers making cashless transactions and to provide accounting and inventory management services to our customers. As such, the information we transmit and/or maintain is exposed to the ever-evolving threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, cyber-attack or unauthorized or fraudulent use by consumers, customers, company employees, or employees of third party vendors. A cybersecurity incident could result in disclosure of confidential information and intellectual property, or cause operational disruptions and compromised data. We may be unable to anticipate or prevent techniques to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

There were no defaults on any senior securities. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of December 31, 2020 was $21.1 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended through May 29, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-A12B filed on November 17, 2020).

3.2	Amended and Restated Bylaws, as amended through May 4, 2020 (incorporated by reference to Exhibit 3.2 to Form 8-A12B filed on November 17, 2020).

4.1	Warrant dated March 29, 2016 in favor of Heritage Bank of Commerce (incorporated by reference to Exhibit 4.2 to Form 10-K filed on September 13, 2016).

10.1†	Separation and Transition Agreement, by and between Jeff Vogt and USA Technologies, Inc., dated as of January 11, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 12, 2021).

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, filed with the SEC on February 5, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2020, (2) the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2020 and 2019, (3) the Condensed Consolidated Statements of Shareholders’ Equity for the three-month and six-month periods ended December 31, 2020 and 2019, (4) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2020 and 2019, and (5) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, filed with the SEC on February 5, 2021, is formatted as Inline iXBRL and contained in Exhibit 101.
______________________________________
*    Filed herewith.
† Management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: February 5, 2021	/s/ Sean Feeney
Sean Feeney
Chief Executive Officer

Date: February 5, 2021	/s/ R. Wayne Jackson
R. Wayne Jackson
Chief Financial Officer