Form 10-Q
period 2021-03-31
CANTALOUPE, INC.
filed 2021-05-07
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-33365
Cantaloupe, Inc.
_______________________________________________________________
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Deerfield Lane,	Suite 300,	Malvern,	Pennsylvania	19355
(Address of principal executive offices)				(Zip Code)
(610) 989-0340
_______________________________________________________________
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name Of Each Exchange On Which Registered
Common Stock, no par value	CTLP	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2021 there were 71,111,313 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

Part I. Financial Information
Item 1. Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands, except share data)	March 31, 2021	June 30, 2020

Assets
Current assets:
Cash and cash equivalents	$88,562	$31,713
Accounts receivable, net	23,124	17,273
Finance receivables, net	7,050	7,468
Inventory, net	6,064	9,128
Prepaid expenses and other current assets	2,977	1,782
Total current assets	127,777	67,364

Non-current assets:
Finance receivables due after one year	11,123	11,213
Property and equipment, net	5,598	7,872
Operating lease right-of-use assets	4,570	5,603
Intangibles, net	20,747	23,033
Goodwill	63,945	63,945
Other assets	2,148	1,993
Total non-current assets	108,131	113,659

Total assets	$235,908	$181,023

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$34,761	$27,058
Accrued expenses	28,676	30,265
Current obligations under long-term debt	3,746	3,328
Deferred revenue	1,670	1,698
Total current liabilities	68,853	62,349

Long-term liabilities:
Deferred income taxes	153	137
Long-term debt, less current portion	13,798	12,435
Operating lease liabilities, non-current	3,947	4,749
Total long-term liabilities	17,898	17,321

Total liabilities	86,751	79,670
Commitments and contingencies (Note 13)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $21,446 and $20,779 at March 31, 2021 and June 30, 2020, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized	—	—
Common stock, no par value, 640,000,000 shares authorized, 71,081,313 and 65,196,882 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	460,059	401,240
Accumulated deficit	(314,040)	(303,025)
Total shareholders’ equity	146,019	98,215
Total liabilities, convertible preferred stock and shareholders’ equity	$235,908	$181,023
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands, except per share data)	2021	2020	2021	2020
Revenue:
License and transaction fees	$34,686	$34,961	$101,008	$105,324
Equipment sales	8,074	8,137	16,913	25,184
Total revenue	42,760	43,098	117,921	130,508

Cost of sales:
Cost of license and transaction fees	20,463	22,244	60,415	66,912
Cost of equipment sales	9,593	9,856	18,262	28,420
Total cost of sales	30,056	32,100	78,677	95,332

Gross profit	12,704	10,998	39,244	35,176

Operating expenses:
Selling, general and administrative	13,731	15,888	44,371	47,230
Investigation, proxy solicitation and restatement expenses	—	4,181	—	13,949
Depreciation and amortization	991	1,107	3,111	3,209
Total operating expenses	14,722	21,176	47,482	64,388

Operating loss	(2,018)	(10,178)	(8,238)	(29,212)

Other income (expense):
Interest income	302	411	978	988
Interest expense	(88)	(683)	(3,970)	(1,981)
Change in fair value of derivative	—	1,070	—	1,070
Total other income (expense), net	214	798	(2,992)	77

Loss before income taxes	(1,804)	(9,380)	(11,230)	(29,135)
Provision for income taxes	(44)	85	(133)	(46)

Net loss	(1,848)	(9,295)	(11,363)	(29,181)
Preferred dividends	(334)	(334)	(668)	(668)
Net loss applicable to common shares	$(2,182)	$(9,629)	$(12,031)	$(29,849)
Net loss per common share
Basic	$(0.03)	$(0.15)	$(0.18)	$(0.48)
Diluted	$(0.03)	$(0.15)	$(0.18)	$(0.48)
Weighted average number of common shares outstanding
Basic	67,112,511	64,096,778	65,617,458	62,591,947
Diluted	67,112,511	64,096,778	65,617,458	62,591,947
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Nine Month Period Ended March 31, 2021

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2020	65,196,882	$401,240	$(303,025)	$98,215
Impact of adoption of ASC 326	—	—	348	348
Stock based compensation	56,083	1,502	—	1,502
Net loss	—	—	(6,613)	(6,613)
Balance, September 30, 2020	65,252,965	402,742	(309,290)	93,452
Stock based compensation	32,709	1,691	—	1,691
Net loss	—	—	(2,902)	(2,902)
Balance, December 31, 2020	65,285,674	404,433	(312,192)	92,241
Issuance of common stock in relation to private placement, net of offering costs incurred of $2,598	5,730,000	52,410	—	52,410
Exercise of warrants	12,154	—	—	—
Stock based compensation	53,485	3,216	—	3,216
Net loss	—	—	(1,848)	(1,848)
Balance, March 31, 2021	71,081,313	$460,059	$(314,040)	$146,019

Nine Month Period Ended March 31, 2020

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2019	60,008,481	$376,853	$(262,430)	$114,423
Stock based compensation	—	290	—	290
Net loss	—	—	(11,508)	(11,508)
Balance, September 30, 2019	60,008,481	377,143	(273,938)	103,205
Issuance of common stock in relation to private placement, net of offering costs incurred of $1,102	3,800,000	16,777	—	16,777
Stock based compensation	362,941	1,742	—	1,742
Net loss	—	—	(8,378)	(8,378)
Balance, December 31, 2019	64,171,422	395,662	(282,316)	113,346
Stock based compensation	277,535	382	—	382
Net loss	—	—	(9,295)	(9,295)
Balance, March 31, 2020	64,448,957	$396,044	$(291,611)	$104,433
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
($ in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(11,363)	$(29,181)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	6,366	2,453
Amortization of debt discount and issuance costs	2,696	1,040
Provision for expected losses	459	1,400
Provision for inventory reserve	768	(434)
Depreciation and amortization included in operating expenses	3,111	3,209
Depreciation included in cost of sales for rental equipment	1,055	1,984
Change in fair value of derivative	—	(1,070)
Property and equipment write-off	1,658	—
Other	1,192	1,501
Changes in operating assets and liabilities:
Accounts receivable	(5,204)	2,088
Finance receivables	(252)	(113)
Inventory	2,297	2,204
Prepaid expenses and other assets	(1,343)	(1,045)
Accounts payable and accrued expenses	7,218	(500)
Operating lease liabilities	(795)	(1,102)
Deferred revenue	(28)	(60)
Net cash provided by (used in) operating activities	7,835	(17,626)

Cash flows from investing activities:
Purchase of property and equipment	(1,281)	(1,711)
Proceeds from sale of property and equipment	12	33
Net cash used in investing activities	(1,269)	(1,678)

Cash flows from financing activities:
Proceeds from long-term debt issuance by Antara, net of issuance costs paid to Antara	—	14,248
Payment of third-party debt issuance costs	—	(1,980)
Proceeds from (repayments of) Revolving Credit Facility	—	(10,000)
Proceeds from long-term debt issuance by JPMorgan Chase Bank, N.A., net of debt issuance costs	14,550	—
Repayment of long-term debt	(15,554)	(2,413)
Proceeds from equity issuance by Antara, net of issuance costs paid to Antara	—	17,879
Proceeds from private placement	55,008	—
Payment of equity issuance costs	(2,598)	—
Proceeds from exercise of common stock options	77	—
Payment of Antara prepayment penalty and commitment termination fee	(1,200)	—
Net cash used provided by financing activities	50,283	17,734

Net increase (decrease) in cash and cash equivalents	56,849	(1,570)
Cash and cash equivalents at beginning of year	31,713	27,464
Cash and cash equivalents at end of period	$88,562	$25,894

Supplemental disclosures of cash flow information:
Interest paid in cash	$804	$940
See accompanying notes.

Cantaloupe, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. BUSINESS

On March 29, 2021, USA Technologies, Inc. filed Articles of Amendment to its Amended and Restated Articles of Incorporation with the Pennsylvania Department of State to effect a change of the Company’s name from “USA Technologies, Inc.” to “Cantaloupe, Inc.,” effective as of April 15, 2021. On April 19, 2021, the Company’s common stock, no par value per share (the “Common Stock”), began trading on the NASDAQ Global Select Market under the ticker symbol “CTLP” and the Company’s Series A Convertible Preferred Stock, no par value per share, began trading on the OTC Markets’ Pink Open Market under the trading symbol, “CTLPP”.

Cantaloupe, Inc. (“Cantaloupe” or the “Company”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a software and payments company that provides end-to-end technology solutions for the unattended retail market. Cantaloupe is transforming the unattended retail community by offering one integrated solution for payments processing, logistics, and back-office management. The Company’s enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, gas and car charging stations, laundromats, metered parking terminals, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.

Impact of COVID-19

The coronavirus (COVID-19) was first identified in China in December 2019, and subsequently declared a global pandemic in March 2020 by the World Health Organization. COVID-19 containment measures began in parts of the United States in March 2020 resulting in forced closure of non-essential businesses and social distancing protocols. As a result, COVID-19 has impacted our business, significantly reducing foot traffic to distributed assets containing our electronic payment solutions and reducing discretionary spending by consumers. The Company did not observe meaningful reductions in processing volume until middle of March 2020, when average daily processing volume decreased approximately 40%. By middle of April 2020, processing volumes began to recover and have improved through March 2021 and we are now approaching pre-pandemic levels of volumes. Continued COVID-19 recurrences could result in further reductions in foot traffic to distributed assets containing our electronic payment solutions and reduced discretionary spending by consumers.

In response to the outbreak and business disruption, we implemented liquidity conservation and cost savings initiatives that included: a 20% salary reduction for the senior leadership team through December 2020; deferral of all cash-based director fees until calendar year 2021; a temporary furlough of approximately 10% of our employee base; negotiations with and concessions from vendors in regard to cost reductions and/or payment deferrals; an increased collection effort to reduce outstanding accounts receivables; and various supply chain/inventory improvements. During the summer of 2020 as restrictions lifted, our offices were opened with strict guidelines for social distancing and with adherence to state and local mandates. All of our furloughed employees returned to work by June 26, 2020. Most of our employees continue to work remotely as of March 31, 2021. To date, our supply chain network has not been significantly disrupted and we are continuously monitoring for the impact from COVID-19. In addition, the Company received loan proceeds from the Paycheck Protection Program in the fourth quarter of fiscal year 2020. See Note 8 for additional information.

We continue to monitor the continuously evolving situation and follow guidance from federal, state and local public health authorities. Given the continued uncertainty of the situation, the Company cannot, at this time, reasonably estimate the longer-term repercussions of COVID-19 on our financial condition, results of operations or cash flows in the future. If the pandemic is not substantially contained in the near future, COVID-19 may have a material adverse impact on our revenue growth as well as our overall profitability in fiscal year 2021, and may lead to higher sales-related, inventory-related, and operating reserves. As of March 31, 2021, we have evaluated the potential impact of the COVID-19 outbreak on our financial statements, including, but not limited to, the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease right-of-use assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

BASIS OF PRESENTATION AND PREPARATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2020 Annual Report on Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2021. Actual results could differ from estimates. The balance sheet at June 30, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.

As part of the Company’s financial statement close process for the quarter ended March 31, 2021, management identified a net adjustment totaling $1.3 million relating primarily to prior year activity. The error relates to the Company not derecognizing the carrying amount of the underlying assets for three finance receivables agreements that are classified as sales-type leases.
The Company analyzed the potential impact of the error in accordance with the appropriate guidance, from both a qualitative and quantitative perspective, and concluded that the error was not material to any individual interim or annual prior periods. Accordingly, during the three months ended March 31, 2021, the Company recorded $1.7 million in additional Cost of equipment sales offset by $0.4 million reversal of previously recognized depreciation expense resulting in a net carrying value reduction of $1.3 million of Property and equipment.

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

The Company adopted Topic 326 on July 1, 2020 using the modified retrospective approach through an adjustment to retained earnings, and began calculating our allowance for accounts and finance receivables under an expected loss model rather than an incurred loss model. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

The adoption of this pronouncement resulted in a net increase of $0.3 million in retained earnings, with an offsetting adjustment to the allowance for doubtful accounts and finance receivables as of July 1, 2020.

The following table represents a rollforward of the allowance for doubtful accounts for accounts and finance receivables for the nine months ending March 31, 2021:

	Nine Months Ended March 31, 2021
($ in thousands)	Accounts receivable	Finance receivable

Beginning balance of allowance at June 30, 2020, prior to adopting ASC 326	$7,676	$150
Impact of adoption of ASC 326	(757)	409
Provision for expected losses	936	350
Write-offs	(827)	—
Balance at March 31, 2021	$7,028	$909

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

Right-of-Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is the collateralized rate of interest that we would pay to borrow over a similar term an amount equal to the lease payments, based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives received. The Company also has lease agreements with lease and non-lease components. The Company elected the practical expedient related to treating lease and non-lease components as a single lease component for all leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

At March 31, 2021, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Balance Sheet Classification	As of March 31, 2021	As of June 30, 2020

Assets:	Operating lease right-of-use assets	$4,570	$5,603

Liabilities:
Current	Accrued expenses	$1,139	$1,075
Long-term	Operating lease liabilities, non-current	3,947	4,749
Total lease liabilities		$5,086	$5,824

Components of lease cost are as follows:

($ in thousands)	Three months ended March 31, 2021	Three months ended March 31, 2020

Operating lease costs*	471	515
* Includes short-term lease and variable lease costs, which are not material.

($ in thousands)	Nine months ended March 31, 2021	Nine months ended March 31, 2020

Operating lease costs*	1,535	1,970
* Includes short-term lease and variable lease costs, which are not material.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Nine months ended March 31, 2021	Nine months ended March 31, 2020

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,155	$1,350

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$—	$3,384

Weighted-average remaining lease term and discount rate for our leases are as follows:

Nine months ended March 31, 2021
Weighted-average remaining lease term (years):
Operating leases	4.56

Weighted-average discount rate:
Operating leases	6.9%

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases
Remainder of 2021	$360
2022	1,460
2023	1,492
2024	1,029
2025	707
Thereafter	893
Total lease payments	$5,941
Less: Imputed interest	(855)
Present value of lease liabilities	$5,086

Lessor Accounting

The Company offers its customers financing for the lease of our point of sale ("POS") electronic payment devices. We account for these transactions as sales-type leases. Our sales-type leases generally have a non-cancellable term of 60 months. Certain leases contain an end-of-term purchase option that is generally insignificant and is reasonably certain to be exercised by the lessee. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases, which are typically our JumpStart program leases, which are agreements for renting POS electronic payment devices. JumpStart terms are typically 36 months and are cancellable with 30 to 60 days' written notice.

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

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	March 31, 2021	June 30, 2020
Cost	$30,483	32,445
Accumulated depreciation	(27,975)	(27,745)
Net	$2,508	$4,700
The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of March 31, 2021 are disclosed within Note 5 - Finance Receivables.

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

Transaction Price Allocated to Future Performance Obligations

In determining the transaction price allocated to unsatisfied performance obligations, we do not include non-recurring charges. Further, we apply the practical expedient to not consider arrangements with an original expected duration of one year or less, which are primarily month-to-month rental agreements. The majority of our contracts have a contractual term of between 36 and 60 months based on implied and explicit termination penalties. These amounts will be converted into revenue in future periods as work is performed, primarily based on the services provided or at delivery and acceptance of products, depending on the applicable accounting method for the services or products being delivered.

The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of March 31, 2021

Remainder of 2021	$3,064
2022	11,581
2023	9,788
2024	5,731
2025 and thereafter	3,460
Total	$33,624

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended March 31,	Three months ended March 31,
($ in thousands)	2021	2020

Deferred revenue, beginning of the period	$1,648	$1,629
Deferred revenue, end of the period	1,670	1,621
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$97	$120

	Nine months ended March 31,	Nine months ended March 31,
($ in thousands)	2021	2020

Deferred revenue, beginning of the period	$1,698	$1,681
Deferred revenue, end of the period	1,670	1,621
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$274	$467

The change in the contract liability balances period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

At March 31, 2021, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $1.9 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. At June 30, 2020, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $1.8 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired. During the three and nine months ended March 31, 2021, amortization of capitalized contract costs was $0.2 million and $0.4 million. During the three and nine months ended March 31, 2020, amortization of capitalized contract costs was $0.1 million and $0.4 million.

5. FINANCE RECEIVABLES

The Company's finance receivables consist of financed devices under the QuickStart program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of March 31, 2021 and June 30, 2020, finance receivables consist of the following:

($ in thousands)	March 31, 2021	June 30, 2020
Current finance receivables, net	$7,050	$7,468
Finance receivables due after one year, net	11,123	11,213
Total finance receivables, net of allowance of $909 and $150, respectively	$18,173	$18,681

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

At March 31, 2021, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$4,353	$4,980	$5,257	$1,669	$1,381	$56	$17,696
30 days and under	14	31	84	17	5	1	152
31-60 days	25	89	113	41	4	1	273
61-90 days	8	30	78	8	2	2	128
Greater than 90 days	37	67	595	78	29	27	833
Total finance receivables	$4,437	$5,197	$6,127	$1,813	$1,421	$87	$19,082

At June 30, 2020, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$4,950	$4,406	$4,811	$2,730	$555	$22	$17,474
30 days and under	40	66	121	28	11	1	267
31-60 days	13	15	13	—	—	—	41
61-90 days	10	44	62	19	3	—	138
Greater than 90 days	22	263	537	67	14	8	911
Total finance receivables	$5,035	$4,794	$5,544	$2,844	$583	$31	$18,831

At March 31, 2021, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$4,095	$4,851	$5,102	$1,437	$1,294	$40	$16,819
Low ratio customers	342	346	1,025	376	127	47	2,263
Total finance receivables	$4,437	$5,197	$6,127	$1,813	$1,421	$87	$19,082

The following table represents a rollforward of the allowance for finance receivables for the nine months ending March 31, 2021 and 2020:

	Nine months ended March 31,	Nine months ended March 31,
($ in thousands)	2021	2020

Balance at June 30	$150	$606
Impact of adoption of ASC 326*	409	—
Provision for expected losses	350	101
Write-offs	—	(5)
Balance at March 31	$909	$702
* The Company adopted ASC 326 on July 1, 2020.

Cash to be collected on our performing finance receivables due for each of the fiscal years are as follows:

($ in thousands)
2021	$6,209
2022	6,086
2023	4,841
2024	3,399
2025	1,707
Thereafter	379
Total amounts to be collected	22,621
Less: interest	(3,539)
Less: allowance for receivables	(909)
Total finance receivables	$18,173

6. LOSS PER SHARE

The calculation of basic and diluted loss per share are presented below:

	Three months ended March 31,
($ in thousands, except per share data)	2021	2020

Numerator for basic and diluted loss per share
Net loss	$(1,848)	$(9,295)
Preferred dividends	(334)	(334)
Net loss applicable to common shareholders	(2,182)	(9,629)

Denominator for basic loss per share - Weighted average shares outstanding	67,112,511	64,096,778
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	67,112,511	64,096,778

Basic loss per share	$(0.03)	$(0.15)
Diluted loss per share	$(0.03)	$(0.15)

	Nine months ended March 31,
($ in thousands, except per share data)	2021	2020

Numerator for basic and diluted loss per share
Net loss	$(11,363)	$(29,181)
Preferred dividends	(668)	(668)
Net loss applicable to common shareholders	(12,031)	(29,849)

Denominator for basic loss per share - Weighted average shares outstanding	65,617,458	62,591,947
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	65,617,458	62,591,947

Basic loss per share	$(0.18)	$(0.48)
Diluted loss per share	$(0.18)	$(0.48)

Anti-dilutive shares excluded from the calculation of diluted loss per share were 4,099,170 for the three and nine months ended March 31, 2021 and 1,625,414 for the three and nine months ended March 31, 2020.

7. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of March 31, 2021
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	$1,735	$(876)	$859	3 - 7 years
Developed technology	10,939	(6,461)	4,478	5 - 6 years
Customer relationships	19,049	(3,639)	15,410	10 - 18 years
Total intangible assets	$31,723	$(10,976)	$20,747

Goodwill	63,945	—	63,945	Indefinite

	As of June 30, 2020
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	1,695	(699)	996	3 - 7 years
Developed technology	10,939	(5,110)	5,829	5 - 6 years
Customer relationships	19,049	(2,841)	16,208	10 - 18 years
Total intangible assets	$31,683	$(8,650)	$23,033

Goodwill	63,945	—	63,945	Indefinite

For the three and nine months ended March 31, 2021 and 2020, there was $0.8 million and $2.4 million in amortization expense related to intangible assets, respectively, that was recognized.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is a single reporting unit for purposes of testing goodwill for impairment. During the three and nine months ended March 31, 2021, the Company did not recognize any impairment charges related to goodwill.

8. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of March 31, 2021 and June 30, 2020 consisted of the following:

	As of March 31,	As of June 30,
($ in thousands)	2021	2020

2020 Antara Term Facility	$—	$15,000
2021 JPMorgan Credit Facility	14,625	—
PPP and other loans	3,180	3,358
Less: unamortized issuance costs and debt discount	(261)	(2,595)
Total	17,544	15,763
Less: debt and other financing arrangements, current	(3,746)	(3,328)
Debt and other financing arrangements, noncurrent	$13,798	$12,435

Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands)	2021	2020	2021	2020
2020 Antara Term Facility	$—	$542	$2,779	$921
2021 JPMorgan Credit Facility	301	—	776	—
2018 JPMorgan Revolving Credit Facility	—	—	—	303
2018 JPMorgan Term Loan	—	—	—	160
Other	(213)	141	415	597
Total interest expense	$88	$683	$3,970	$1,981

JPMorgan Chase Bank Credit Agreement

On August 14, 2020, the Company repaid all amounts outstanding under the $30.0 million senior secured term loan facility (“2020 Antara Term Facility”) with Antara Capital Master Fund LP (“Antara”) and entered into a credit agreement (the “2021 JPMorgan Credit Agreement”) with JPMorgan Chase Bank, N.A (“JPMorgan”).

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

The 2021 JPMorgan Credit Facility has a three year maturity, with interest determined, at the Company’s option, on a base rate of LIBOR or Prime Rate plus an applicable spread tied to the Company’s total leverage ratio and having ranges between 2.75% and 3.75% for Prime rate loans and between 3.75% and 4.75% for LIBOR rate loans. In the event of default, the interest rate may be increased by 2.00%. The 2021 JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. From August 14, 2020 through March 2, 2021, the applicable interest rate was Prime Rate plus 3.75%. On March 2, 2021, the Company entered into an amendment (the “First Amendment”) to the 2021 JPMorgan Credit Facility lowering the interest rate charged to the Company. In conjunction with the First Amendment, the Company elected to convert its loans to a Eurodollar borrowing which is subject to a LIBOR based interest rate. As of March 31, 2021, the applicable interest rate for the 2021 JPMorgan Secured Term Facility is a base rate of 0.75% and a spread of 4.25% for a total applicable interest rate of 5%.

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

The Company’s obligations under the 2021 JPMorgan Credit Facility are secured by first priority security interests in substantially all of the assets of the Company. The 2021 JPMorgan Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including a financial covenant requiring the Company to maintain an adjusted quick ratio of not less than 2.75 to 1.00 beginning January 1, 2021 not less than 3.00 to 1.00 beginning April 1, 2021, and a financial covenant requiring the Company to maintain, as of the end of each of its fiscal quarters commencing with the fiscal quarter ended December 31, 2021, a total leverage ratio of not greater than 3.00 to 1.00. The Company was in compliance with its financial covenants as of March 31, 2021.

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

On October 9, 2019, the Company also sold shares of the Company’s common stock to Antara at a price below market value. Since the 2020 Antara Term Facility and equity issuance were negotiated in contemplation of each other and executed within a short period of time, the Company evaluated the debt and equity financing as a combined arrangement, and estimated the fair values of the debt and equity components to allocate the proceeds, net of the registration rights agreement liability on a relative fair value basis between the debt and equity components. The non-lender fees incurred to establish the debt and equity financing arrangement were allocated to the debt and equity components on a relative fair value basis and capitalized on the Company’s balance sheet, of which $0.9 million was allocated to debt issuance costs and $0.1 million was allocated to debt commitment fees. The 2020 Antara Term Facility agreement also contained a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The allocation of the proceeds to the debt component and the bifurcation of the embedded derivative liability resulted in a $2.1 million debt discount, which was de-recognized during the three months ended September 30, 2020.

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

Revolving Credit Facility and Term Loan with JPMorgan

On November 9, 2017, in connection with an acquisition, the Company entered into a five year credit agreement among the Company, as the borrower, its subsidiaries, as guarantors, and JPMorgan, as the lender and administrative agent for the lender, pursuant to which JPMorgan (i) made a $25 million term loan (“2018 JPMorgan Term Loan”) to the Company and (ii) provided the Company with a line of credit (“2018 JPMorgan Revolving Credit Facility”) under which the Company may borrow revolving credit loans in an aggregate principal amount not to exceed $12.5 million at any time. All advances under the 2018 JPMorgan Revolving Credit Facility and all other obligations were required to be paid in full at maturity on November 9, 2022. The applicable interest rate on the loans for the year to date ended October 31, 2019 was LIBOR plus 4%. On September 30, 2019, the Company prepaid the remaining principal balance of the 2018 JPMorgan Term Loan, and on October 31, 2019, the Company repaid the outstanding balance on the 2018 JPMorgan Revolving Credit Facility.

Other Borrowings

In the fourth quarter of fiscal year 2020, we received loan proceeds of approximately $3.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We used the PPP Loan in accordance with the provisions of the CARES Act. The loan bears a fixed interest rate of 1% over a two-year term from the approval date of April 28, 2020. The application for these funds required the Company to, in good faith, certify that the economic uncertainty caused by COVID-19 made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. As of March 31, 2021, the Company has filed the application for loan forgiveness with the lending institution through which the PPP Loan was originated.
9. ACCRUED EXPENSES
Accrued expenses consisted of the following as of March 31, 2021 and June 30, 2020:

	As of March 31,	As of June 30,
($ in thousands)	2021	2020

Accrued sales tax	$20,571	$20,036
Accrued compensation and related sales commissions	4,203	2,757
Operating lease liabilities, current	1,139	1,075
Accrued professional fees	1,424	924
Income taxes payable	165	123
Accrued other taxes and filing fees	386	220
Accrued other, including settlement of shareholder class action lawsuit	788	5,130
Total accrued expenses	$28,676	$30,265

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

The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of March 31, 2021. The fair value of the Company’s obligations under its long-term debt agreements with JPMorgan were considered Level 2 liabilities of the fair value hierarchy because these instruments have interest rates that reset frequently. The fair value of the Company's obligations under its long-term debt agreements with Antara as of June 30, 2020 was approximately $15.8 million and considered a Level 3 liability of the fair value hierarchy because this instrument used significant unobservable inputs consistent with those used in determining the embedded derivative liability values, as discussed below.

As discussed in Note 8, the Company’s 2020 Antara Term Facility agreement contained a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition. For the year ended June 30, 2020, the Company’s embedded derivative liability was measured at fair value using a probability-weighted discounted cash flow model including assumptions for (1) management's estimates of the probability and timing of future cash flows and related events; (2) the Company's risk-adjusted discount rate that includes a company-specific risk premium; and (3) the Company's cost of debt; and was classified as a Level 3 liability of the fair value hierarchy and included as a component of Accrued expenses on the consolidated balance sheets as of June 30, 2020. The Company paid the prepayment premium on the 2020 Antara Term Facility and derecognized the embedded derivative liability during the three months ended September 30, 2020.

11. INCOME TAXES

On December 21, 2020, Congress approved the Consolidated Appropriations Act, 2021 (the “Appropriations Act”), which was signed into law by the President on December 27, 2020. The Appropriations Act funds the federal government to the end of the fiscal year and provides further COVID-19 economic relief. Some of the business provisions included in the Appropriations Act are additional Paycheck Protection Program ("PPP") loans, clarification of the deductibility of business expenses that were paid for with PPP funds, expansion of the employee retention credit, and temporary full deduction for business expenses for food and beverages provided by a restaurant. The Appropriations Act did not have a material impact on the Company’s income taxes. The Company will continue to monitor for additional legislation related to COVID-19 and its impact on our results of operations.

For the three months ended March 31, 2021, the Company recorded an income tax provision of $44 thousand. For the nine months ended March 31, 2021, the Company recorded an income tax provision of $133 thousand. As of March 31, 2021, the Company reviewed the existing deferred tax assets and continues to record a full valuation against its deferred tax assets.  The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of March 31, 2021, the Company had a total unrecognized income tax benefit of $0.2 million. The provision is based upon actual loss before income taxes for the nine months ended March 31, 2021, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision. The Company will continue to monitor the status of the COVID-19 pandemic and its impact on our results of operations.

For the three months ended March 31, 2020, the Company recorded an income tax benefit of $85 thousand. For the nine months ended March 31, 2020, an income tax provision of $46 thousand was recorded. As of March 31, 2020, the Company recorded a full valuation against its deferred tax assets. The income tax provision primarily relates to the Company’s uncertain tax positions, as well as state income and franchise taxes. As of March 31, 2020, the Company had a total unrecognized income tax benefit of $0.2 million. The provision is based upon actual loss before income taxes for the nine months ended March 31, 2020, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

12. EQUITY

PRIVATE PLACEMENT

On February 24, 2021, the Company entered into separate subscription agreements in identical form and substance (the “Subscription Agreements”) with institutional accredited investors (the “Purchasers”) relating to a private placement (the “Private Placement”) with respect to the sale of an aggregate of 5,730,000 shares of the Company’s common stock. The Private Placement closed on March 4, 2021 and the Company received aggregate gross proceeds of approximately $55 million based on the offering price of $9.60 per share (the “Purchase Price”). The Company incurred $2.6 million in direct and incremental issuance costs relating to the Private Placement that were accounted as a reduction in the proceeds of the stock. The syndicate for the Private Placement included affiliates of Hudson Executive Capital LP (“Hudson Executive”), a greater than 10% shareholder and a related party of the Company. Affiliates of Hudson Executive purchased 975,000 of the shares sold in the Private Placement for the same purchase price and on the same terms as the other purchasers.

Pursuant to the Subscription Agreements, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the resale of the Shares within 45 days following the date of the Subscription Agreements and to cause the registration statement to become effective within 60 days following the filing deadline. On April 5, 2021, the Company filed the registration statement with the U.S. Securities and Exchange Commission and, on April 14, 2021, the registration statement was declared effective.

WARRANTS

The Company had 23,978 warrants outstanding as of December 31, 2020 and June 30, 2020, all of which were exercisable at $5.00 per share and with an expiration date of March 29, 2021. These warrants were exercised in March 2021 and 12,154 shares were issued pursuant to a cashless exercise option election made by the holder.

As of March 31, 2021, the Company does not have any warrants outstanding.

STOCK OPTIONS

The Company estimates the grant date fair value of the stock options with service conditions (i.e., a condition that requires an employee to render services to the Company for a stated period of time to vest) it grants using a Black-Scholes valuation model. The Company’s assumption for expected volatility is based on its historical volatility data related to market trading of its own common stock. The Company uses the simplified method to determine expected term, as the Company does not have adequate historical exercise and forfeiture behavior on which to base the expected life assumption. The dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected option term of each stock option.

The fair value of all options granted during the nine months ended March 31, 2021 and 2020 was determined using the following assumptions and includes only options with an established grant date under ASC 718:

	Nine months ended March 31,
	2021	2020
Expected volatility (percent)	76.2% - 77.3%	74.6% - 90.1%
Weighted average expected life (years)	4.5	3.5 - 4.5
Dividend yield (percent)	0.0%	0.0%
Risk-free interest rate (percent)	0.2% - 0.4%	1.4% - 1.6%
Number of options granted	660,000	340,760
Weighted average exercise price	$8.03	$6.85
Weighted average grant date fair value	$4.72	$6.84

Stock based compensation related to stock options with an established grant date for the three and nine months ended March 31, 2021 was $1.3 million and $3.8 million, respectively, and for the three and nine months ended March 31, 2020 was $0.1 million and $1.5 million, respectively.

Performance based awards

The Company has awarded stock options to certain executives which vest each year over a three to four year period. These stock options are also subject to the achievement of performance goals to be established by the Company's Board for each fiscal year. Because the performance conditions of those stock options granted had not yet been established as of December 31, 2020, a measurement date under ASC 718, Compensation - Stock Compensation, had not yet been established for those stock options and compensation cost was not measured and recorded.

On January 27, 2021, the Compensation Committee of the Board of Directors established the performance metrics as a price target for the trading price of the Company’s common stock in each applicable fiscal year. The price target is achieved if the average closing price of the common stock during any consecutive 30-trading-day period during the applicable fiscal year meets or exceeds: (i) $10.50 in the case of fiscal year 2021; (ii) $13.50 in the case of fiscal year 2022; (iii) $16.50 in the case of fiscal year 2023; and (iv) $19.50 in the case of fiscal year 2024. If at least 80% of the performance goals for an applicable fiscal year are achieved, the Compensation Committee may determine that the portion of the option eligible to vest based on such fiscal year’s performance will vest on a prorated basis. In so determining, the Compensation Committee will consider the Company’s performance relative to its market competitors and any other considerations deemed relevant by the Compensation Committee. The Compensation Committee’s guideline is generally that for every percentage point the achieved price falls below the price target, the percentage of the performance options eligible to vest in respect of the applicable fiscal year should be reduced by 2%, but the Compensation Committee may vary this formula in its sole discretion.

For these performance based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a "Grant Date" as defined in ASC Topic 718 Compensation — Stock Compensation, has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. The total expense recognized for the three and nine months ended March 31, 2021 for these awards was $0.8 million.

COMMON STOCK AWARDS

Two employees of Hudson Executive, a greater than 10% shareholder and a related party of the Company, entered into consulting agreements with the Company in August and September of 2020, respectively, under which the consultants are to provide financial and strategic analysis and advisory services to the Company's CEO through July 31, 2021. As consideration for the services, in March 2021 the consultants were granted a total of 80,000 restricted stock units. The total expense recognized for the three and nine months ended March 31, 2021 for these agreements was $0.8 million. These restricted stock units had fully vested as of March 31, 2021.

There were no significant new common stock awards granted (excluding the consulting agreements described separately above) during the three and nine months ended March 31, 2021. The total expense recognized (excluding the consulting agreements described separately above) for common stock awards for the three and nine months ended March 31, 2021 was $0.3 million and $0.9 million respectively, and for the three and nine months ended March 31, 2020 was $0.4 million and 0.9 million respectively.

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

Eastern District of Pennsylvania Consolidated Shareholder Class Actions

As previously reported, on September 11, 2018, Stéphane Gouet filed a putative class action complaint against the Company, Stephen P. Herbert, the then-current Chief Executive Officer, and Priyanka Singh, the then-current Chief Financial Officer, in the United States District Court for the District of New Jersey. The class was defined as purchasers of the Company’s securities from November 9, 2017 through September 11, 2018. The complaint alleged that the Company disclosed on September 11, 2018 that it was unable to timely file its Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “2018 Form 10-K”), and that the Audit Committee of the Company’s Board of Directors was in the process of conducting an internal investigation of current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements. The complaint alleged that the defendants disseminated false statements and failed to disclose material facts, and engaged in practices that operated as a fraud or deceit upon Gouet and others similarly situated in connection with their purchases of the Company’s securities during the proposed class period. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 10b-5 promulgated thereunder.

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

On September 30, 2019, the Court granted the motion to transfer and transferred the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania, Docket No. 19-cv-04565. On November 20, 2019, Plaintiff filed an amended complaint that asserted claims under both the 1933 Act and the 1934 Act.  Defendants filed motions to dismiss on February 3, 2020. Before briefing on the motions was completed, the parties participated in a private mediation on February 27, 2020, which ultimately resulted in a settlement. On May 29, 2020, the plaintiffs filed documents with the Court seeking preliminary approval of the settlement, with the defendants supporting approval of the settlement. On June 9, 2020, the Court granted preliminary approval of the settlement and issued a scheduling order for further action on the settlement. The settlement provides for a payment of $15.3 million that includes all administrative costs and plaintiffs’ attorneys’ fees and expenses. The Company’s insurance carriers paid approximately $12.7 million towards the settlement and the Company paid approximately $2.6 million towards the settlement. The settlement payments were deposited into an escrow account in July 2020. Only one putative class member submitted an objection to the settlement. On October 30, 2020, the Court held a hearing on the motion for final settlement approval and granted approval. Under the settlement, payment of plaintiffs’ counsel’s fees and expenses may be distributed within three business days of approval (subject to being returned if the settlement is reversed based on any appeal). Thirty days after the judgment, the remaining funds from the escrow account were released to the plaintiffs pursuant to the settlement. The deadline for filing an appeal has passed, so this case has been fully and finally resolved.

Chester County, Pennsylvania Class Action

As previously reported, a putative shareholder class action complaint was filed against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the Underwriters, in the Court of Common Pleas, Chester County, Pennsylvania, Docket No. 2019-04821-MJ (the “State Securities Class Action”). The complaint alleged violations of the 1933 Act. As also previously reported, on September 20, 2019 the Court granted the defendants’ Petition for Stay and stayed the Chester County action until the Consolidated Action reaches a final disposition. On October 18, 2019, plaintiff filed an appeal to the Pennsylvania Superior Court from the Order granting defendants’ Petition for Stay, Docket No. 3100 EDA 2019. On December 6, 2019, the Pennsylvania Superior Court issued an Order stating that the Stay Order does not appear to be final or otherwise appealable and directed plaintiff to show cause as to the basis of the Pennsylvania Superior Court’s jurisdiction. The plaintiff filed a Response to the Order to Show Cause on December 16, 2019, and the defendants filed an Application to Quash Appeal on December 26, 2019. On February 20, 2020, the Pennsylvania Superior Court quashed the appeal. This action has remained stayed pending final disposition of the Consolidated Action. After the final resolution of the Consolidated Action plaintiffs' counsel agreed that the State Securities Class Action could not proceed in light of the releases provided by the final judgment in the federal action. On February 17, 2021, the parties filed a joint motion seeking approval from the Court to allow plaintiff to discontinue the State Securities Class Action with prejudice. On March 10, 2021, the Court held a hearing on the motion and granted the relief requested. On March 19, 2021, plaintiff filed a praecipe to discontinue and end the action. This case has been fully and finally resolved.

Department of Justice Subpoena

As previously reported, in the third quarter of fiscal year 2020, the Company responded to a subpoena received from the U.S. Department of Justice that sought records regarding Company activities that occurred during prior financial reporting periods, including restatements. The Company is cooperating fully with the agency’s queries.

Other Shareholder Demand Letters

By letter dated October 12, 2018, Peter D’Arcy, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s former officers and directors for breach of fiduciary duties. The letter alleged the officers and directors made false and misleading statements that failed to disclose that the Company’s accounting treatment, financial reporting and internal controls related to certain of the Company’s contractual agreements would result in an internal investigation and would delay the Company’s filing of its 2018 Form 10-K, and that the Company failed to maintain adequate internal controls. By letter dated October 18, 2018, Chiu Jen-Ting, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s former officers and directors for breach of fiduciary duties in connection with issues similar to those asserted by Mr. D’Arcy. By letter dated August 2, 2019, Stan Emanuel, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s former officers and directors for breach of fiduciary duties in connection with issues similar to those asserted by Mr. D’Arcy. In accordance with Pennsylvania law, the Board of Directors formed a special litigation committee (the “SLC”), currently consisting of Lisa P. Baird, Douglas L. Braunstein and Michael K. Passilla, in order to, among other things, investigate and evaluate the demand letters. The SLC and its counsel investigated the matters raised in these letters. During the second fiscal quarter of 2021, the Company reached a settlement in principle with these shareholders. The settlement consists of a payment of $500,000 in attorneys' fees to the shareholders’ counsel and adoption of various corporate governance reforms.

On February 16, 2021, the Court of Common Pleas of Chester County, Pennsylvania entered an order preliminarily approving the settlement and providing for notice to shareholders of the Company. As contemplated by the settlement agreement and ordered by the Court in the preliminary approval order, the Company gave notice to shareholders of the action (as filed in our Current Report on Form 8-K filed with the SEC on February 17, 2021), their right and timing to assert objections, and of the release of claims that would be effectuated if the settlement was finally approved. The Company also delivered the attorneys’ fees under the agreement to plaintiffs’ counsel to be held in escrow pending final approval of the settlement.

On March 25, 2021, the Court, having received no objections, granted the motion for final approval and entered final judgment. This case has been fully and finally resolved.

LEASES

The Company has entered into various operating lease obligations. See Note 3 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of Cantaloupe, Inc. (“Cantaloupe” or the “Company”). For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected include, for example:
•general economic, market or business conditions unrelated to our operating performance, including the impact of the coronavirus disease 2019 (COVID-19) pandemic on the Company's operations, financial condition, and the demand for the Company’s products and services;
•failure to comply with the financial covenants of our credit agreement with JPMorgan Chase Bank, N.A. entered into on August 14, 2020, as amended;
•the ability of the Company to raise funds in the future through sales of securities or debt financing in order to sustain its operations in the normal course of business or if an unexpected or unusual event would occur;
•the ability of the Company to compete with its competitors to obtain market share;
•whether the Company’s current or future customers purchase, lease, rent or utilize ePort devices, Seed’s software solutions or our other products in the future at levels currently anticipated by our Company;
•whether the Company’s customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancellable by the customer on thirty to sixty days’ notice;
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
•whether our suppliers would increase their prices, reduce their output or change their terms of sale; and
•the risks associated with the currently pending investigation, potential litigation or possible regulatory action arising from the internal investigation conducted by the Audit Committee in fiscal year 2019 and its findings (the “2019 Investigation”), from the failure to timely file our periodic reports with the Securities and Exchange Commission, from the restatement of the affected financial statements, from allegations related to the registration statement for the follow-on public offering, or from potential litigation from the subpoena the Company received from the U.S. Department of Justice.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above, or those discussed under Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2020 and December 31, 2020 and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“2020 Form 10-K”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date of this Form 10-Q.  Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW OF THE COMPANY

On March 29, 2021, USA Technologies, Inc. filed Articles of Amendment to its Amended and Restated Articles of Incorporation with the Pennsylvania Department of State to effect a change of the Company’s name from “USA Technologies, Inc.” to “Cantaloupe, Inc.,” effective as of April 15, 2021. On April 19, 2021, the Company’s common stock, no par value per share (the “Common Stock”), began trading on the NASDAQ Global Select Market under the ticker symbol “CTLP” and the Company’s Series A Convertible Preferred Stock, no par value per share, began trading on the OTC Markets’ Pink Open Market under the trading symbol, “CTLPP”.

Cantaloupe, Inc. (“Cantaloupe” or the “Company”) is a software and payments company that provides end-to-end technology solutions for the unattended retail market. Cantaloupe is transforming the unattended retail community by offering one integrated solution for payments processing, logistics, and back-office management. The Company’s enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, gas and car charging stations, laundromats, metered parking terminals, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.

We have evolved from unlocking the potential of cashless payments in vending to transforming into the first platform as a service (PaaS) to power unattended retail operations, from hardware to software for a variety of brands. Today, the unattended retail experience is constantly expanding into new markets and enables brands and merchants to work in new ways. Cantaloupe’s mission is to deliver the best operational and payments platform for unattended retail that is quick to implement, easy to integrate, flexible to operate, and provides valuable, real-time customer insights and a rapid return on investment. The Company’s PaaS is transforming the unattended retail community by offering one cohesive, integrated solution for payments processing, logistics, and back-office management. It is intended to increase consumer engagement and sales revenue through contactless payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory.

The Company's fiscal year ends June 30. The Company generates revenue in multiple ways. During the three and nine months ended March 31, 2021, we derived approximately 81% and 86%, respectively of our revenue from recurring license and transaction fees related to our ePort Connect service and approximately 19% and 14%, respectively, of our revenue from equipment sales. Active Devices on our service include point of sale ("POS") electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Devices utilizing the ePort Connect service are the most significant drivers of the Company’s revenue, particularly the recurring revenue from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:
•Purchasing devices directly from the Company or one of its authorized resellers;
•Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty-month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and
•Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.

As of March 31, 2021, highlights of the Company are below:
• 18,763 Active Customers and 1.1 million Active Devices to our service;
•Three direct sales teams at the national, regional, and local customer-level and a growing number of original equipment manufacturers and national distribution partners;
•Awarded a patent by the United States Patent and Trademark Office (USPTO), titled “Method and System of Personal Vending”;
•Raised $55 million of aggregate gross proceeds from institutional accredited investors through a private placement transaction;
•Continued strong progress towards achieving completion of the rebrand of the Company from USA Technologies to Cantaloupe;
•Continued promotional upgrade program for 2G and 3G devices to 4G LTE;
•Upgraded and expanded the ePort product family to accept EMV contact and contactless payments;
•Launched next generation of Seed Cashless+;
•Announced eCommerce integration for office coffee service ("OCS") and Delivery Services; and
•Released UR Tech Insiders podcast with Discover on the importance of EMV acceptance in the self-service market.
As of March 31, 2021, we have over 160 employees and offices in Malvern, Pennsylvania, Denver, Colorado, and Atlanta, Georgia.

COVID-19 Update

The coronavirus (COVID-19) was first identified in China in December 2019, and subsequently declared a global pandemic in March 2020 by the World Health Organization. COVID-19 containment measures began in parts of the United States in March 2020 resulting in forced closure of non-essential businesses and social distancing protocols. As a result, COVID-19 has impacted our business, significantly reducing foot traffic to distributed assets containing our electronic payment solutions and reducing discretionary spending by consumers. The Company did not observe meaningful reductions in processing volume until middle of March 2020, when average daily processing volume decreased approximately 40%. By middle of April 2020, processing volumes began to recover and have improved through March 2021 and we are now approaching pre-pandemic levels of volumes. Continued COVID-19 recurrences could result in further reductions in foot traffic to distributed assets containing our electronic payment solutions and reduced discretionary spending by consumers.

In response to the outbreak and business disruption, first and foremost, we prioritized the health and safety of our employees while continuing to diligently serve our customers. An internal task force was created at the start of the pandemic to develop measures to protect the business in light of the volatility and uncertainty caused by the COVID-19 pandemic. This included such aspects as ensuring the safety of our employees and our community by implementing work from home policies, conserving liquidity, evaluating cost saving actions, partnering with customers to position Cantaloupe for renewed growth post crisis, and temporarily pausing plans for international expansion. The liquidity conservation and cost savings initiatives included: a 20% salary reduction for the senior leadership team through December 2020; deferral of all cash-based director fees until calendar year 2021; a temporary furlough of approximately 10% of our employee base; negotiations with and concessions from vendors in regard to cost reductions and/or payment deferrals; an increased collection effort to reduce outstanding accounts receivables; and various supply chain/inventory improvements. During the summer of 2020 as restrictions lifted, our offices were opened with strict guidelines for social distancing and with adherence to state and local mandates. All of our furloughed employees returned to work by June 26, 2020. Most of our employees continue to work remotely as of March 31, 2021. To date, our supply chain network has not been significantly disrupted and we are continuously monitoring for the impact from COVID-19. In addition, the Company received loan proceeds from the Paycheck Protection Program in the fourth quarter of fiscal year 2020. See Note 8 for additional information.

We continue to monitor the continuously evolving situation and follow guidance from federal, state and local public health authorities. Given the continued uncertainty of the situation, the Company cannot, at this time, reasonably estimate the longer-

term repercussions of COVID-19 on our financial condition, results of operations or cash flows in the future. If the pandemic is not substantially contained in the near future, COVID-19 may have a material adverse impact on our revenue growth as well as our overall profitability in fiscal year 2021, and may lead to higher sales-related, inventory-related, and operating reserves. As of March 31, 2021, we have evaluated the potential impact of the COVID-19 outbreak on our financial statements, including, but not limited to, the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease right-of-use assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

FINANCIAL HIGHLIGHTS

The following tables summarize our results of operations and significant changes in our financial performance for the periods presented:

Financial Summary
	Three months ended March 31,		Percent Change
($ in thousands, except per share data)	2021	2020
Revenue	$42,760	$43,098	(0.8)%
Cost of sales	30,056	32,100	(6.4)%
Gross profit	12,704	10,998	15.5%
Operating expenses	14,722	21,176	(30.5)%
Operating loss	(2,018)	(10,178)	(80.2)%
Other expense, net	214	798	(73.2)%
Provision for income taxes	(44)	85	(151.8)%
Net loss	(1,848)	(9,295)	(80.1)%
Net loss per common share - diluted	(0.03)	(0.15)	(80.0)%
Adjusted EBITDA (a)	$2,191	$(3,876)	156.5%
(a)    Adjusted EBITDA is a non-GAAP measurement. See Reconciliations of Non-GAAP Measures for a reconciliation of Adjusted EBITDA to net loss.

Revenue.  Total revenue decreased slightly by $0.3 million for the three months ended March 31, 2021 compared to the same period in 2020. The level of revenue earned between our various product and services revenue streams (License and transaction fees and Equipment sales) continue to be consistent across the same periods in both years and we are approaching pre-pandemic (COVID-19) levels of processing volumes as of March 31, 2021 as businesses, schools and other organizations across the country continue to re-open.

Cost of sales. Cost of sales decreased $2.0 million for the three months ended March 31, 2021 compared to the same period in 2020. The change was driven primarily by a $1.8 million decrease in cost of license and transaction fees due to a decrease in network service fees and lower transaction volumes. See “Revenue and Gross Profit” below for a discussion on the significant changes in the cost of sales.

Operating expenses. Operating expenses decreased by $6.5 million for the three months ended March 31, 2021 from the comparable prior period. See “Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Financial Summary
	Nine months ended March 31,		Percent Change
($ in thousands, except per share data)	2021	2020
Revenue	$117,921	$130,508	(9.6)%
Cost of sales	78,677	95,332	(17.5)%
Gross profit	39,244	35,176	11.6%
Operating expenses	47,482	64,388	(26.3)%
Operating loss	(8,238)	(29,212)	(71.8)%
Other expense, net	(2,992)	77	NM
Provision for income taxes	(133)	(46)	189.1%
Net loss	(11,363)	(29,181)	(61.1)%
Net loss per common share - diluted	(0.18)	(0.48)	(62.5)%
Adjusted EBITDA (a)	$2,627	$(7,617)	134.5%
NM — not meaningful

(a)    Adjusted EBITDA is a non-GAAP measurement. See Reconciliations of Non-GAAP Measures for a reconciliation of Adjusted EBITDA to net loss.

Revenue. Total revenue decreased $12.6 million for the nine months ended March 31, 2021 compared to the same period in 2020. Approximately $8.3 million of the decrease relates to fewer equipment shipments in the year-to-date as compared to the prior year-to-date driven primarily as customers continue to focus on liquidity during the COVID-19 pandemic with many committing to 4G device upgrades but holding off on delivery until closer to the discontinuation of 3G network support in 2022. Additionally, $4.3 million of the decrease relates to lower transaction volumes due to the impacts of COVID-19 in the current year-to-date compared to the prior year-to-date.

Cost of sales. Cost of sales decreased $16.7 million for the nine months ended March 31, 2021 compared to the same period in 2020. The change was driven by a $10.2 million decrease in cost of equipment sales, including a $5.5 million sale of equipment to a strategic partner in the prior year period, and a $6.5 million decrease in cost of license and transaction fees due to a decrease in network service fees and lower transaction volumes. See “Revenue and Gross Profit” below for a discussion on the significant changes in the cost of sales.

Operating expenses. Operating expenses decreased $16.9 million for the nine months ended March 31, 2021 from the comparable prior period. See “Operating Expenses” below for a discussion of the significant changes in our operating expenses.

RESULTS OF OPERATIONS

QUARTERLY FINANCIAL AND NON-FINANCIAL DATA

The following table shows certain financial and non-financial data that management believes give readers insight into certain trends and relationships about the Company’s financial performance. We believe the metrics (Active Devices, Active Customers, Total Number of Transactions and Total Dollar Volume of Transactions) are useful in allowing management and readers to evaluate our strategy of driving growth in devices and transactions and the Financing Structure of Devices metric is useful in allowing management and readers to evaluate the growth of our QuickStart program and direct sales compared to the JumpStart program.

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

Financing Structure of Devices
The Financing Structure of Devices is determined by identifying the gross new devices during the quarter and determining which devices were due to devices financed by the JumpStart program compared to devices financed by the QuickStart program or purchased outright. We monitor this metric as we are able to increase cash collections from direct sales to customers or under QuickStart sales by utilizing lease companies, which improves cash provided by operating activities.

	As of and for the three months ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Devices:
Active Devices (a) (thousands)	1,085	1,083	1,083	1,079	1,054

Customers:
Active Customers	18,763	18,304	17,760	17,249	16,808

Volumes:
Total Number of Transactions (millions)	213.4	211.8	201.9	167.7	237.3
Total Dollar Volume of Transactions (millions)	412.7	422.6	406.3	329.1	462.7

Financing structure of Devices:
JumpStart	2.1%	4.3%	3.0%	6.2%	1.4%
QuickStart & all others (b)	97.9%	95.7%	97.0%	93.8%	98.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

a) We have revised the previously disclosed Active Devices (in thousands) amounts of 1,155 (December 31, 2020), 1,134 (September 30, 2020), 1,118
(June 30, 2020) and 1,103 (March 31, 2020) in the December 31, 2020 Quarterly Report on Form 10-Q to the amounts included in the above table as we have refined our methodology of tracking and reporting Active Devices.

b) Includes credit sales with standard trade receivable terms.

Highlights for the quarter ended March 31, 2021 include:
•1.08 million Active Devices compared to the same quarter last year of 1.05 million, an increase of approximately 30 thousand Active Devices, or 3%;
•18,763 Active Customers to our service compared to the same quarter last year of 16,808, an increase of 1,955 Active Customers, or 12%.
•Volumes for the quarter ended March 31, 2021 remain consistent with the prior quarter ended December 31, 2020, but are 11% lower compared to the average processing volumes for the quarter ended March 31, 2020 due to the impact of COVID-19. See "COVID-19 Update" in Management’s Discussion and Analysis of Financial Condition and Results of Operations above for additional information.

Network Incident

In September 2020, the Company experienced a network incident on its ePort transaction processing platform, resulting in certain devices being unable to process payment transactions during the outage. The Company has remediated the incident. For the six month period ending December 31, 2020, we accrued approximately $2 million of costs associated with the event. As of March 31, 2021, we have finalized the economic impact of the network incident with the vast majority of our customers. We estimate the final impact of the incident to be approximately $1.6 million, of which $1.2 million has been settled resulting in an outstanding accrual amount of $0.4 million as of March 31, 2021.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue and Gross Profit

	Three months ended March 31,		Percent Change
($ in thousands)	2021	2020
Revenue:
License and transaction fees	$34,686	$34,961	(0.8)%
Equipment sales	8,074	8,137	(0.8)%
Total revenue	42,760	43,098	(0.8)%

Cost of sales:
Cost of license and transaction fees	20,463	22,244	(8.0)%
Cost of equipment sales	9,593	9,856	(2.7)%
Total cost of sales	30,056	32,100	(6.4)%

Gross profit:
License and transaction fees	14,223	12,717	11.8%
Equipment sales	(1,519)	(1,719)	11.6%
Total gross profit	$12,704	$10,998	15.5%

Gross margin:
License and transaction fees	41.0%	36.4%
Equipment sales	(18.8)%	(21.1)%
Total gross margin	29.7%	25.5%

Revenue.  Total revenue decreased slightly by $0.3 million for the three months ended March 31, 2021 compared to the same period in 2020. The level of revenue earned between our various product and services revenue streams (License and transaction fees and Equipment sales) continue to be consistent across the same periods in both years and we are approaching pre-pandemic (COVID-19) levels of processing volumes as of March 31, 2021 as businesses, schools and other organizations across the country continue to re-open.

Cost of sales. Cost of sales decreased $2.0 million for the three months ended March 31, 2021 compared to the same period in 2020. The change was driven primarily by a $1.8 million decrease in cost of license and transaction fees due to a decrease in network service fees and lower transaction volumes.

Gross margin. Total gross margin increased from 25.5% for the three months ended March 31, 2020 to 29.7% for the three months ended March 31, 2021. The change was driven primarily by a reduction in cost of license and transaction fees due to a decrease in network service fees and lower transaction volumes.

Operating Expenses

	Three months ended March 31,		Percent Change
Category ($ in thousands)	2021	2020
Selling, general and administrative expenses	$13,731	$15,888	(13.6)%
Investigation, proxy solicitation and restatement expenses	—	4,181	NM
Depreciation and amortization	991	1,107	(10.5)%
Total operating expenses	$14,722	$21,176	(30.5)%
____________
NM — not meaningful

Total operating expenses.  Total operating expenses decreased by $6.5 million for the three months ended March 31, 2021, as compared to the same period in 2020. This change was primarily driven by a reduction in professional fees incurred by the Company relating to the investigation and the restatements of previously filed financial statements, a decrease in usage of external legal and accounting professional services firms and a decrease in legal contingency reserves and other accruals.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased approximately $2.2 million for the three months ended March 31, 2021, as compared to the same period in 2020. This change was primarily driven by a $4.3 million decrease in legal contingency reserves and other accruals, $0.6 million decrease in lower compensation expense, $0.5 million of lower travel expenses as a result of COVID-19 offset by an increase of $2.8 million in stock compensation expense.

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

Depreciation and amortization.  Depreciation and amortization expense was consistent with the same period in 2020.

Other Income (Expense), Net

	Three months ended March 31,		Percent Change
($ in thousands)	2021	2020
Other income (expense):
Interest income	$302	$411	(26.5)%
Interest expense	(88)	(683)	(87.1)%
Change in fair value of derivative	—	1,070	NM
Total other income (expense), net	$214	$798	(73.2)%
____________
NM — not meaningful

Other income (expense), net.  Other income (expense), net decreased $0.6 million for the three months ended March 31, 2021 as compared to the same period in 2020. The change was primarily related to a $1.1 million change in the fair value of the Company’s embedded derivative related to the 2020 Antara Term Facility that was bifurcated and recognized at fair value as of March 31, 2020. The embedded derivative was derecognized when the outstanding loan was repaid in August 2020 and was not outstanding as of March 31, 2021. The above change of $1.1 million in the fair value of derivative was offset by a $0.5 million interest expense reduction on an accrual resulting in the net decrease of $0.6 million in Other income (expense).

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

Revenue and Gross Profit

	Nine months ended March 31,		Percent Change
($ in thousands)	2021	2020
Revenue:
License and transaction fees	$101,008	$105,324	(4.1)%
Equipment sales	16,913	25,184	(32.8)%
Total revenue	117,921	130,508	(9.6)%

Cost of sales:
Cost of license and transaction fees	60,415	66,912	(9.7)%
Cost of equipment sales	18,262	28,420	(35.7)%
Total cost of sales	78,677	95,332	(17.5)%

Gross profit:
License and transaction fees	40,593	38,412	5.7%
Equipment sales	(1,349)	(3,236)	58.3%
Total gross profit	$39,244	$35,176	11.6%

Gross margin:
License and transaction fees	40.2%	36.5%
Equipment sales	(8.0)%	(12.8)%
Total gross margin	33.3%	27.0%

Revenue. Total revenue decreased $12.6 million for the nine months ended March 31, 2021 compared to the same period in 2020. Approximately $8.3 million of the decrease relates to fewer equipment shipments in the year-to-date as compared to the prior year-to-date driven primarily as customers continue to focus on liquidity during the COVID-19 pandemic with many committing to 4G device upgrades but holding off on delivery until closer to the discontinuation of 3G network support in 2022. Additionally, $4.3 million of the decrease relates to lower transaction volumes due to the impacts of COVID-19 in the current year-to-date compared to the prior year-to-date.

Cost of sales. Cost of sales decreased $16.7 million for the nine months ended March 31, 2021 compared to the same period in 2020. The change was driven by a $10.2 million decrease in cost of equipment sales, including a $5.5 million sale of equipment to a strategic partner in the prior year period, and a $6.5 million decrease in cost of license and transaction fees due to a decrease in network service fees and lower transaction volumes.

Gross margin. Total gross margin increased from 27.0% for the nine months ended March 31, 2020 to 33.3% for the nine months ended March 31, 2021. The change was driven primarily by a reduction in cost of license and transaction fees due to a decrease in network service fees and lower transaction volumes and a decrease in cost of equipment sales.

Operating Expenses

	Nine months ended March 31,		Percent Change
Category ($ in thousands)	2021	2020
Selling, general and administrative expenses	$44,371	$47,230	(6.1)%
Investigation, proxy solicitation and restatement expenses	—	13,949	NM
Depreciation and amortization	3,111	3,209	(3.1)%
Total operating expenses	$47,482	$64,388	(26.3)%
____________
NM — not meaningful

Total operating expenses.  Total operating expenses decreased $16.9 million for the nine months ended March 31, 2021, as compared to the same period in 2020. This change was primarily driven by a reduction in professional fees incurred by the Company relating to the investigation and the restatements of previously filed financial statements, a decrease in usage of external legal and accounting professional services firms and a decrease in legal contingency reserves and other accruals.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased approximately $2.9 million for the nine months ended March 31, 2021, as compared to the same period in 2020. This change was primarily driven by $4.3 million decrease in legal contingency reserves and other accruals, $1.5 million of lower travel expenses as a result of COVID-19, $0.7 million decrease in lower compensation expense offset by an increase of $3.9 million in stock compensation expense.

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

Depreciation and amortization.  Depreciation and amortization expense was consistent with the same period in 2020.

Other Income (Expense), Net

	Nine months ended March 31,		Percent Change
($ in thousands)	2021	2020
Other income (expense):
Interest income	$978	$988	(1.0)%
Interest expense	(3,970)	(1,981)	100.4%
Change in fair value of derivative	—	1,070	(100.0)%
Total other income (expense), net	$(2,992)	$77	NM
____________
NM — not meaningful

Other income (expense), net.  Other income (expense), net decreased approximately $3.1 million for the nine months ended March 31, 2021 as compared to the same period in 2020. This change was primarily related to the recognition of the remaining balance of unamortized issuance costs and debt discount related to the senior secured term loan facility with Antara Capital Master Fund LP of $2.6 million into interest expense, related to the repayment of all amounts outstanding under the 2020 Antara Term Facility and a $1 million change in the fair value of the Company's embedded derivative related to the 2020 Antara Term Facility that was bifurcated and recognized at fair value as of March 31, 2020. The embedded derivative was derecognized when the outstanding loan was repaid in August 2020 and was not outstanding as of March 31, 2021.

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

We define Adjusted EBITDA as U.S. GAAP net loss before (i) interest income, (ii) interest expense on debt and reserves, (iii) income taxes, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, and (vii) non-recurring fees and charges that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs (viii) changes in the fair value of the embedded derivative relating to the 2020 Antara Term Facility that was bifurcated and recognized at fair value.

Below is a reconciliation of U.S. GAAP net loss to Adjusted EBITDA:

	Three months ended March 31,
($ in thousands)	2021	2020
U.S. GAAP net loss	$(1,848)	$(9,295)
Less: interest income	(302)	(411)
Plus: interest expense	88	683
Plus: income tax provision	44	(85)
Plus: depreciation expense included in cost of sales for rentals	2	593
Plus: depreciation and amortization expense in operating expenses	991	1,107
EBITDA	(1,025)	(7,408)
Plus: stock-based compensation (a)	3,216	421
Plus: investigation, proxy solicitation and restatement expenses (b)	—	4,181
Less: change in fair value of derivative (c)	—	(1,070)
Adjustments to EBITDA	3,216	3,532
Adjusted EBITDA	$2,191	$(3,876)

(a)    As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b)    As an adjustment to EBITDA, we have excluded the professional fees incurred in connection with the non-recurring costs and expenses related to the 2019 Investigation, financial statement restatement activities, and proxy solicitation costs.
(c)     Consistent with the exclusion of debt interest expense from EBITDA, the debt-related derivative gain recorded for the quarter ended March 31, 2020 was also excluded from adjusted EBITDA.

	Nine months ended March 31,
($ in thousands)	2021	2020
Net loss	$(11,363)	$(29,181)
Less: interest income	(978)	(988)
Plus: interest expense	3,970	1,981
Plus: income tax provision	133	46
Plus: depreciation expense included in cost of sales for rentals	1,055	1,984
Plus: depreciation and amortization expense in operating expenses	3,111	3,209
EBITDA	(4,072)	(22,949)
Plus: stock-based compensation (a)	6,366	2,453
Plus: investigation, proxy solicitation and restatement expenses (b)	—	13,949
Less: change in fair value of derivative (c)	—	(1,070)
Plus: asset impairment charge (b)	333	—
Adjustments to EBITDA	6,699	15,332
Adjusted EBITDA	$2,627	$(7,617)

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
(c)     Consistent with the exclusion of debt interest expense from EBITDA, the debt-related derivative gain recorded for the nine months ended March 31, 2020 was also excluded from adjusted EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $7.8 million for the nine months ended March 31, 2021 compared to cash used of $17.6 million in the same period in the prior year. The change in cash provided by operating activities reflects net cash provided by a $17.8 million decrease in net loss, an increase in non-cash operating expenses of $7.2 million, an increase in net cash provided by the change in various operating assets and liabilities of $0.4 million. The change in operating assets and liabilities is primarily driven by the net cash used by the change of accounts receivable of $7.3 million offset by net cash provided by the change of accounts payable and accrued expenses of $7.7 million.

Cash used in investing activities was $1.3 million for the nine months ended March 31, 2021 compared to cash used of $1.7 million in the same period in the prior year, as purchases for equipment were relatively consistent compared to the same period last year.

Cash provided by financing activities was $50.3 million for the nine months ended March 31, 2021 compared to cash provided of $17.7 million in the same period in the prior year. For the nine months ended March 31, 2021, the Company raised $52.4 million of proceeds (net of issuance costs) through a private placement transaction with respect to the sale of an aggregate of 5,730,000 shares of the Company’s common stock to accredited investors (described below). The Company paid $1.2 million as a prepayment penalty and commitment termination fee to Antara as part of the repayment of the 2020 Antara Term Facility and paid $0.5 million of debt issuance costs as a result of entering into the 2021 JPMorgan Credit Facility (as defined below). For the nine months ended March 31, 2020, the Company entered into a debt and equity financing with Antara and also repaid the outstanding balance on the 2018 JPMorgan Revolving Credit Facility.
Sources and Uses of Cash
The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $88.6 million as of March 31, 2021; (2) the cash that may be provided by operating activities; and (3) up to $5 million available to be drawn on the 2021 JPMorgan Revolving Facility (as defined below). In addition, management has recently implemented efficiencies in working capital that are designed to increase our cash balances.
On February 24, 2021, the Company entered into separate subscription agreements in identical form and substance (the “Subscription Agreements”) with institutional accredited investors (the “Purchasers”) relating to a private placement (the “Private Placement”) with respect to the sale of an aggregate of 5,730,000 shares of the Company’s common stock. The Private Placement closed on March 4, 2021 and the Company received aggregate gross proceeds of approximately $55 million based on the offering price of $9.60 per share (the “Purchase Price”). The Company incurred $2.6 million in direct and incremental issuance costs relating to the Private Placement that were accounted as a reduction in the proceeds of the stock.
In the nine months ended March 31, 2021, the Company entered into the 2021 JPMorgan Credit Agreement (as defined below) and repaid all amounts outstanding under the 2020 Antara Term Facility. The Company also paid $1.2 million to Antara for the commitment termination fee and prepayment premium, and paid $2.6 million towards the settlement of a shareholder class action lawsuit.
The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $20.6 million in the aggregate as of March 31, 2021. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

In the fourth quarter of fiscal year 2020, we received loan proceeds of approximately $3.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We have used the PPP Loan in accordance with the provisions of the CARES Act. The loan bears a fixed interest rate of 1% over a two-year term from the approval date of April 28, 2020. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty caused by COVID-19 made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. As of March 31, 2021, the Company has filed the application for loan forgiveness with the lending institution through which the PPP Loan was originated.

The Company believes that its current financial resources will be sufficient to fund its current twelve-month operating budget from the date of issuance of these condensed consolidated financial statements.

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

Recent Accounting Pronouncements
See Note 2 - Accounting Policies to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

On August 14, 2020, the Company repaid all amounts outstanding under the 2020 Antara Term Facility and entered into a credit agreement with JPMorgan Chase Bank, N.A (the “2021 JPMorgan Credit Agreement”) for a $5 million secured revolving credit facility (the “2021 JPMorgan Revolving Facility”) and a $15 million secured term facility (the “2021 JPMorgan Secured Term Facility” and together with the 2021 JPMorgan Revolving Facility, the “2021 JPMorgan Credit Facility”). The 2021 JPMorgan Credit Facility has a three-year maturity, with interest determined, at the Company’s option, on a base rate of LIBOR or Prime Rate plus an applicable spread tied to the Company’s total leverage ratio and having ranges between 2.75% and 3.75% for Prime rate loans and between 3.75% and 4.75% for LIBOR rate loans. Currently our borrowings are subject to a LIBOR based interest rate. An increase of 100 basis points in Prime Rate or LIBOR Rate would not have a material impact of on our interest expense or condensed consolidated financial statements.

Our other exposures to market risk have not changed materially since June 30, 2020.

Item 4. Controls and Procedures.
(a) Disclosure Controls and Procedures
We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective as of March 31, 2021.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

The information required by this Item is incorporated herein by reference to the Notes to condensed consolidated financial statements, Note 13 – Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2020 and December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 24, 2021, the Company entered into separate subscription agreements with institutional accredited investors (the “Purchasers”) relating to a private placement (the “Private Placement”) with respect to the sale of an aggregate of 5,730,000 shares of the Company’s common stock. The Private Placement closed on March 4, 2021 and the Company received aggregate gross proceeds of approximately $55 million based on the offering price of $9.60 per share. The Company intends to use the proceeds of the Private Placement for general corporate purposes.

These shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The issuances of the securities were undertaken in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof to sophisticated and accredited recipients.

Pursuant to the Subscription Agreements, the Company has agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the resale of the Shares within 45 days following the date of the Subscription Agreements and to cause the registration statement to become effective within 60 days following the filing deadline. On April 5, 2021, the Company filed the registration statement with the U.S. Securities and Exchange Commission and, on April 14, 2021, the registration statement was declared effective.

Item 3. Defaults Upon Senior Securities.

There were no defaults on any senior securities. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2021 was $21.4 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended through May 29, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-A12B filed on November 17, 2020).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2021).

3.3	Amended and Restated Bylaws, as amended through May 4, 2020 (incorporated by reference to Exhibit 3.2 to Form 8-A12B filed on November 17, 2020).

4.1	Warrant dated March 29, 2016 in favor of Heritage Bank of Commerce (incorporated by reference to Exhibit 4.2 to Form 10-K filed on September 13, 2016).

10.1†	Separation and Transition Agreement, by and between Jeff Vogt and USA Technologies, Inc., dated as of January 11, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 12, 2021).

10.2
First Amendment to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A., dated March 2, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 4, 2021).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 25, 2021).

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 7, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of March 31, 2021 and June 30, 2020, (2) the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended March 31, 2021 and 2020, (3) the Condensed Consolidated Statements of Shareholders’ Equity for the three-month and six-month periods ended March 31, 2021 and 2020, (4) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended March 31, 2021 and 2020, and (5) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 7, 2021, is formatted as Inline iXBRL and contained in Exhibit 101.
______________________________________
*    Filed herewith.
† Management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: May 7, 2021	/s/ Sean Feeney
Sean Feeney
Chief Executive Officer

Date: May 7, 2021	/s/ R. Wayne Jackson
R. Wayne Jackson
Chief Financial Officer