Form 10-K
period 2021-06-30
CANTALOUPE, INC.
filed 2021-09-03
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from ____________________ to _____________________
Commission file number 001-33365
Cantaloupe, Inc.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).   Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2020, was $567,017,906.
As of August 27, 2021, there were 71,258,047 outstanding shares of Common Stock, no par value.

Selected portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CANTALOUPE, INC.

PART I
In this Annual Report on Form 10-K, or Annual Report, and unless otherwise indicated, the terms "Cantaloupe", the "Company", "We", "CLTP", or "Our" refer to Cantaloupe, Inc., formerly known as USA Technologies, Inc. As discussed below, the Company changed its name on April 15, 2021.
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
•potential mutations of COVID-19 and the efficacy of vaccines and treatment developments and their deployment;
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
•whether the Company’s current or future customers purchase, lease, rent or utilize ePort devices, Seed's software solutions or our other products in the future at levels currently anticipated by our Company;
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
•the ability of the Company to integrate acquired companies into its current products and services structure;
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
•the ability of our products and services to avoid disruptions to our systems or unauthorized hacking or credit card fraud;
•whether we will experience material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;
•the ability of the Company to remain in compliance with the continued listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) and continue to remain as a member of the US Small-Cap Russell 2000®;

•whether our suppliers would increase their prices, reduce their output or change their terms of sale; and
•the risks associated with the currently pending investigation, potential litigation or possible regulatory action arising from the internal investigation conducted by the Audit Committee in fiscal year 2019 and its findings (the “2019 Investigation”), from the failure to timely file our periodic reports with the Securities and Exchange Commission, from the restatement of the affected financial statements, from allegations related to the registration statement for the follow-on public offering, or from potential litigation or other claims arising from these events.
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

CANTALOUPE, INC.
Item 1. Business.
OVERVIEW

We are a digital payments and software services company that provides end-to-end technology solutions for the unattended retail market. We are transforming the unattended retail world by offering a solution for payments processing, as well as one that handles inventory management, pre-kitting, route logistics, warehouse and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, car wash, electric vehicle charging stations, commercial laundry, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.

We derive the majority of our revenues from license and transaction fees resulting from transactions on, as well as services provided by, our ePort Connect™ and Seed™ software services. These services include digital payment processing, loyalty programs, inventory management, route logistics optimization, warehouse and accounting management, and responsive merchandising. Devices operating on the Company’s platform and using our services include those resulting from the sale or lease of our point of sale ("POS") electronic payment devices, telemetry devices or certified payment software or the servicing of similar third-party installed POS terminals or telemetry devices. The majority of ePort Connect customers pay a monthly fee plus a blended transaction rate on transaction volumes. Transactions on the ePort Connect service, are the most significant driver of the Company’s revenues, particularly revenues from software license and transaction fees.

Our customers range from global food service organizations to small businesses that operate primarily in the self-serve, small ticket retail markets including beverage and food vending, amusement and arcade machines, smartphones, commercial laundry, micro-markets, air/vacuum, car wash, electric vehicle, and various other self-serve kiosk applications as well as equipment developers or manufacturers who incorporate our ePort Connect service into their product offerings.
CORPORATE EVENTS

On November 17, 2020, the Nasdaq Stock Market LLC (“Nasdaq”) approved our application for the relisting of our common stock on the Nasdaq Global Select Market. Our common stock was relisted and commenced trading on the Nasdaq Global Select Market at the opening of the market on Thursday, November 19, 2020.

On March 4, 2021, the Company completed a private placement equity offering, raising gross proceeds of approximately $55 million with respect to the sale of an aggregate of 5,730,000 shares of the Company’s common stock. The Company intends to use the proceeds for general corporate purposes and working capital to support anticipated growth.

On March 29, 2021, the Company filed Articles of Amendment to its Amended and Restated Articles of Incorporation with the Pennsylvania Department of State to effect a change of the Company’s name from “USA Technologies, Inc.” to “Cantaloupe, Inc.,” effective as of April 15, 2021. On April 19, 2021, the Company’s common stock, no par value per share (the “Common Stock”), began trading on the NASDAQ Global Select Market under the ticker symbol “CTLP” and the Company’s Series A Convertible Preferred Stock, no par value per share, began trading on the OTC Markets’ Pink Open Market under the trading symbol, “CTLPP”.

THE INDUSTRY
We serve the small ticket digital payment and unattended retail markets. Our suite of products enable the acceptance of digital payments and allow our customers to simplify inventory, analytics, warehouse, logistics, and back-office management. We believe the following industry trends are driving growth in demand for digital payment systems and advanced logistics management in general and more specifically within the markets we serve:

•Higher demand for and more use of fast, simple and seamless digital purchase and payment experiences

•Many businesses addressed the need for convenience and safety during the pandemic by expanding into unattended retail via vending machines and kiosks;

•COVID-19 spurred continued growth in digital payment adoption, particularly contactless;

•Businesses seek additional services and solutions enabling them to leverage data and business intelligence; and

•Businesses are realizing operational efficiencies through modern, cloud-based logistics and inventory management solutions.

Shift Toward Digital Payments Is Here to Stay.

One lasting impact of COVID-19 was the creation of a ‘new normal’ for businesses and shoppers alike, accelerating the secular shift to touchless commerce. According to “The Visa Back to Business Study 2021 Outlook”; in June 2020 only 20% of small and micro businesses offered contactless payments for the first time, and in 2021, 39% of small and micro businesses report acceptance of new digital forms of payment. In addition, according to the above mentioned report, approximately 65% of consumers in the U.S. would prefer to use contactless payments. The need for convenience and safety have driven the trend, which is expected to continue.

Increasing Consumer Interest In Purchasing Non-Traditional Items through Unattended Retail.

A consumer survey of 2,000 people performed across the United States by the Company and CITE Research found that 82% of respondents have an interest in purchasing nontraditional items through vending machines, and the interest has significantly increased since the last survey in 2019. Clothing and Health and beauty products had the greatest two-year increase with 70% - 71% of respondents interested in purchasing these items from vending machines in 2021 compared to 55% for Clothing and 64% for Health and beauty in 2019 respectively.
OUR SOLUTION
We continue to transform the unattended retail industry by offering one integrated solution for payments processing, logistics, and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising, and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers can run their businesses more proactively, predictably, and competitively. We offer customers several different ways to connect and manage their distributed assets. These range from our QuickConnect Web service, our Seed Cloud platform and our ePort® cashless hardware that can be attached to the door of a stand-alone terminal. Our ePort Connect platform is designed to transmit from our customers’ terminals payment information for processing, sales, and diagnostic data for storage and reporting to our customers through Seed Live and/or Seed Cloud, along with third-party software solutions and enables control of the networked device's functionality. Through our platform we have the ability to upload software and update devices remotely enabling us to manage the devices easily and efficiently (e.g., change protocol functionality, provide software upgrades, and change terminal display messages).

PRODUCTS AND SERVICES

ePort is the Company’s integrated payment device, which is currently deployed in self-service, unattended market applications such as vending, amusement, arcade, commercial laundry, air/vacuum, car wash, and others. Our ePort product facilitates digital payments by capturing payment information and transmitting it to our platform for authorization with the payment system (e.g., credit card processors). Additional capabilities of our ePort consist of control/access management by authorized users, collection of audit information (e.g., date and time of sale and sales amount), diagnostic information of the host equipment, and transmission of this data back to our platform for web-based reporting, or to a compatible remote management system. ePort has earned a reputation for quality, reliability, and innovation. Our ePort products are available in several distinctive modular hardware configurations, offering our customers flexibility to install a solution that best fits their needs and consumer demands. We offer hardware lease and rental options through our QuickStart and JumpStart programs.

•ePort G10-S is a 4G LTE digital payment device that enables faster processing and enhanced functionality for payment and consumer engagement applications. It supports functionality that requires higher speeds and large data loads, operates on the AT&T and Verizon networks, and has built-in NFC (contactless) support for mobile payments, traditional credit and debit cards, in addition to EMV-contactless and dip options.

•The ePort G10-Chip, is a digital reader that accepts contact EMV (chip cards) and contactless EMV (tap) payment methods. The reader functions with the existing G10 telemeter and reports into Seed Live or Seed Cloud similar to a G10-S reader (see below for a description of software services).

•Seed Telemeter is 4G LTE legacy telemetry device enabling operators to manage machine data across their network to realize the benefit of the Seed Cloud (see below for a description of software services).

•ePort Engage and the ePort Engage Combo, our latest iteration of the ePort series, are the next generation of digital touchscreen devices for the market and provides retailers the ability to captivate consumers in new ways and enables truly frictionless purchasing. ePort Engage will offer best-in-class networking, security and interactivity, including acceptance of contact EMV (chip cards) and contactless EMV (tap) payment methods. The devices can be fitted in a wide range of hardware configurations, including vending, kiosks, amusement, and electric vehicle charging stations. These devices can be pre-ordered by customers now and will be shipped out beginning October 2021.

We offer integrated software services that leverage payment devices in the field for the wireless transfer of our customers’ data to connect into our platform for advanced data management, analytics, route scheduling, as well as other offerings identified below:
•QuickConnect is a web service that allows a client application to securely interface with the Company’s ePort Connect service.

•ePortConnect is a digital payments gateway that connects devices through network solutions, to our back-end platform for processing payments, transferring data into cloud-based management software, inclusive of Seed Cloud and Seed Live, along with enabling third-party integrations.

•Seed Live is a software-as-a-service, that provides an intuitive portal for ePort digital device customers. The service offers an easy-to-use interface for tracking digital and cash sales, machine and device level maintenance monitoring, and sales reporting.

•Seed Cloud is a vending management solution which provides cloud and mobile solutions for advanced operational analytics, dynamic route scheduling, automated pre-kitting, proactive equipment malfunction management, responsive merchandising, inventory management, warehouse purchasing, and accounting management that is layered on, and takes advantage of, the data provided by both Seed and ePort devices. The Seed Cloud platform has a reputation for providing innovative software features and functionality that solve every day customer challenges. It includes Seed Pro for logistics optimization; Seed Office for back-office management; Seed Markets for integrated micro market management; and Seed Delivery for integrated online ordering and office coffee service ("OCS") optimization.

•ePort Online, which enables customers to use Seed Live to securely process cards typically held on file for the purpose of online billing and recurring charges. ePort Online helps our customers reduce paper invoicing and collections.

•Other Services: we offer services to support our customers that fully leverages our industry expertise and access to data. These services include our loyalty program, two-tier pricing and special promotions. In addition, we offer planning, project management, deployment, installation support, Seed implementation, marketing and performance evaluation, as well as wireless connectivity.

We support our offerings through a number of back-office functions:

•Network Infrastructure. Our services and platforms operate on a combination of proprietary and third-party technologies and are supported by geographically diverse teams.

•Card Processing Services. Through our existing relationships with card processors and card associations, we provide merchant account and terminal ID set up, pre-negotiated discounted fees on small ticket purchases, and direct electronic funds transfers to our customers’ bank accounts for all settled card transactions as well as ensure compliance with processing protocols.

•Customer/Consumer Services. We support our services by providing help desk support, repairs, and replacement services. All inbound consumer billing inquiries are handled through a 24‑hour help desk, thereby reducing our customers’ exposure to consumer billing inquiries and potential chargebacks. We provide remote maintenance updates and enhancements to software, settings, and features to ePort card readers via wireless connections.

COMPETITION

The unattended retail industry is highly competitive with service providers ranging from well-established enterprises to early stage companies within the financial technology and technology industries. The markets for Cantaloupe’s products and services are characterized by evolving industry standards, aggressive pricing, continuous innovation, and changing consumer trends. Many of the company’s competitors are challenging Cantaloupe’s industry leading position, particularly when it comes to pricing, emulating products, services, and marketing, as well as addressing consumer trends. However, we believe we have competitive strengths that position us favorably.

Consumers are expecting more from their shopping experience, with the intention of having access to buy what they want, when they want, with the ability to pay with any shape or form of digital currency. This has led to a multitude of new devices on the market that are all working towards similar objectives to enable a more engaging experience at the POS. In addition, competitors are entering the market with modernized back-end systems that are focused on the user interface along with real-life product planogram possibilities.

MARKETS WE SERVE
While the below key verticals represent only a fraction of our total market potential, as described below, these are the areas where we have gained the most traction to date.

Vending. According to the 2020 Census of the Convenience Services Industry, a study conducted by the NAMA Foundation and research firm Technomic, the US Convenience Services Industry, which consists of vending machines, micro markets, OCS and pantry services, represented total annual revenues of approximately $16 billion in 2020 compared to total annual revenues of approximately $27 billion in 2019, reflecting a reduction of approximately $11 billion and 40%. This was due to the impact of the coronavirus pandemic. The Convenience Services Industry is expected to be 64% larger in 2022 compared to 2020, and operators expect a full recovery to 2019 industry levels (pre-pandemic levels) by 2022-2023. In 2020, 80% of the Convenience Services Industry's total annual revenues came from the Vending segment while Micro Markets, OCS and Pantry Services segments represented approximately 12%, 7% and 1% of total annual revenues respectively.

Kiosk. According to the annually published "2021 Kiosk Market Census Report", for the first time in four years, the self-serve kiosk industry did not post a revenue gain in 2020, driven by the impacts of COVID-19.

Fortune Business Insights, projects that post pandemic the global kiosk market will grow from $22.7 billion in 2021 to $51.1 billion in 2028 at a compound annual growth rate ("CAGR") of 12.3% over the period. Currently, our existing kiosk customers integrate with our digital payment services via our QuickConnect Web service using one of our encrypted readers or ePort POS technologies.

Laundry. Our primary opportunities in laundry consist of the coin-operated commercial laundry and multi-housing laundry markets. Currently, our joint solution with an industry leader competes with hardware manufacturers, who provide joint solutions to their customers in partnership with payment processors, and with at least one competitor who provides an integrated hardware and payment processing solution.

Amusement and Entertainment. Our current customers and primary opportunities in the amusement and entertainment markets are typically classified as “street/route business,” which are standalone businesses that are open to the general public and that offer card/coin-operated games such as claw machines, amusement park machines (i.e. body dryers), bowling alleys and bar entertainment (e.g. digital music machines and dart machines).

Micro Markets. According to the Automatic Merchandiser’s State of the Industry Annual Report published in July 2021, the vending and micro market business operators surveyed indicated that the number of micro market locations served increased 42% in 2020. This demonstrates that while COVID-19 impacted growth and new location placements in 2020, micro markets still experienced a significant level of growth during the year. We believe the desire to diversify product offerings to employees, while giving them their own convenience store with a micro market, will continue to increase.

Our primary opportunity in the micro markets vertical is providing a fully integrated solution to our customers which includes a point-of-sale platform and leveraging the Seed Markets offering to optimize our customers payments and logistics services including integrated route scheduling, warehouse pre-picking, and reporting.

Vehicle Services. Our primary opportunities in the vehicle services markets relate to businesses that provide air, vacuum, car wash, electric car charging and parking services. We improve the end customer experience by providing operational efficiency with one platform for cashless acceptance and business optimization. Currently, we partner with a leader in the air vending services by equipping their machines with our cashless acceptance devices.

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

Leverage Existing Customers/Partners. Our current customers have seen the benefits of our products and services and we believe they continue to represent the largest opportunity to scale recurring revenue and connections, through the addition of new products and services, as well as expanding our footprint of current product offerings.

Capitalize on the Emerging Contactless, EMV, NFC, and Growing Mobile Payments Trends. With approximately 93% of our digital connected base enabled to accept NFC payments (including mobile wallets), we believe that continued consumer preference towards contactless payments, including mobile wallets like Apple Pay, Google Pay and Samsung Pay, represent a significant opportunity for the Company to further drive adoption in the current markets in which we provide services and solutions.

Expand into Micro Markets. In August 2021, we completed the acquisition of certain assets and liabilities of Delicious Nutritious LLC, doing business as Yoke Payments (“Yoke”), a micro market payments company. Through the acquisition, Yoke’s POS platform will now extend its offering to provide self-checkout while seamlessly integrating with Cantaloupe’s inventory management and payment processing platforms. Yoke’s technology currently integrates seamlessly with major platforms, enabling faster onboarding through a plug and play setup that simplifies operations and reduces costs, creating a profitable and scalable micro-market solution for small to medium business; as well as enterprise customers looking to maximize existing locations. We plan to differentiate ourselves by providing a single platform to manage consumer and operational aspects of micro markets, while also integrating multiple service providers for flexibility and ultimate ease to our customers.

Continuous Innovation. We are continuously enhancing our solutions and services with additional features and functionality. We are making investments in new products and services, and continuously partnering with other players within the ecosystem to drive additional value of combined service offerings to our customers and opportunities. We believe our continued innovation will lead to further adoption of Cantaloupe’s solutions and services in the unattended POS payments market.

Comprehensive Service and Support. In addition to its industry-leading ePort digital payments system and Seed logistics software, the Company seeks to provide its customers with a comprehensive, value-added ePort Connect and Seed service that is designed to encourage optimal return on investment through business planning and performance optimization; acceptance of crypto payments, and a loyalty and rewards program for consumer engagement; marketing strategy and executional support; sales data and machine alerts; DEX data transmission; and the ability to extend digital payments capabilities and the full suite of services across multiple aspects of an operator’s business including the micro-markets contract food industry, online payments and mobile payments.

Further Penetrate Attractive Adjacent Markets. We plan to continue to introduce our turn-key solutions and services to various adjacent markets such as the broad-based kiosk market and other similar markets by leveraging our expertise in digital payment integration combined with the capacity and uniqueness of our Seed platform. We plan to leverage the Seed platform to extend route optimization tools into other verticals where static schedules are not optimal for service visits. In addition, Seed Pro’s patented dynamic route scheduling capabilities can support optimal servicing and decreased operational costs.

Capitalize on Opportunities in International Markets. We are currently focused on the U.S. and Canadian markets for our ePort devices and related ePort Connect service and Seed Cloud, but may seek to establish a presence in electronic payment markets outside of the U.S. and Canada. In order to do so, we have dedicated sales resources to spearhead international opportunities, starting with Latin America, the Caribbean and Asia.
SALES AND MARKETING
Our sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our direct sale efforts are supported by both inside and external sales team members, which are aligned to serve our enterprise and our small- and medium-business (SMB) customers and prospects. In order to expand our sales reach, we have agreements with resellers in select market segments. Our marketing strategy includes advertising and outreach initiatives designed to build brand awareness, position our company’s thought leadership within unattended retail, make clear our competitive strengths, and prove the value of our products and services to our opportunity markets. Activities include creating a vibrant company and product presence on the web, digital advertising, Search Engine Optimization ("SEO"), and social media; the use of direct mail and email campaigns; educational and instructional online training sessions; content curation through blogs, whitepapers, guides, podcasts, and joint industry studies; advertising in vertically-oriented trade publications; participating in industry tradeshows and events; and working closely with customers and key strategic partners on co-marketing opportunities that drive customer and consumer adoption of our services.

As of June 30, 2021, we are marketing and selling our products primarily through our full and part-time sales and marketing staff consisting of 35 people.
IMPORTANT RELATIONSHIPS
Our most important relationships are with our almost 20,000 customers, which are governed by services agreements that provide for terms and conditions of purchase, rental, or lease of the devices, licensing of our solutions, and processing services. Under the terms, we typically collect our fees from settled funds, including activation fees, monthly service fees, and transaction processing fees. Our relationships with certain large customers are governed by customized terms and conditions contained within individually negotiated services agreements.
We maintain broad and long-standing relationships with card industry associations, including our listing on the Visa Global Registry of Service Providers. From time to time, we enter into short-term incentive and promotional agreements with the card industry counterparties.
We maintain close relationships with domestic wireless telecommunications carriers and with which we have long-term bespoke pricing and support terms.
We have long-term agreements with our payment processors, each of which is seamlessly integrated with our products and customers.

As part of our strategy to expand our sales reach while optimizing resources, we have agreements with select resellers within the industries we serve.

Lastly, we have a number of key vendors supporting our network environment and technology, our product development and our product offerings.
MANUFACTURING AND SUPPLY CHAIN
We utilize independent third-party manufacturing partners to produce the substantial majority of our hardware products that we market and sell to our customers. Production by our manufacturing partners is performed in accordance with our product specifications, quality control and compliance standards. For the years ended June 30, 2021 and June 30, 2020 our manufacturing activities principally took place in the United States and Mexico.

Our internal processes center around quality assurance of materials and testing of finished goods received from our contract manufacturers.
As a result of COVID-19, the technology industry is experiencing some delays within supply chain. We have not experienced significant disruptions to date; however we are continually monitoring and evaluating manufacturing partners to accommodate our expected growth and minimize potential risks of disruption within our supply chain operations.
TRADEMARKS, PROPRIETARY INFORMATION, AND PATENTS
The Company owns US federal registrations for the following trademarks and service marks: Because Machines Can’t Cry For Help®, Blue Light Sequence®, Business Express®, Buzzbox®, Cantaloupe circle logo (design only), Cantaloupe Systems®, Cantaloupe Systems & design (Cantaloupe circle logo), Creating Value Through Innovation®, Compuvend®, CM2iQ®, EnergyMiser®, ePort®, ePort Connect®, ePort Mobile & design, eSuds®, Intelligent Vending®, Openvdi®, PC EXPRESS®, Routemaster®, Seed®, Seed & design, SeedCashless & design, Seed Office®, SnackMiser®, TransAct®, USA Technologies® Seed Live®, VendingMiser®, VendPro®, VENDSCREEN®, VM2iQ®, and Warehouse Master®.

Much of the technology developed or to be developed by the Company is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, the Company has entered into confidentiality agreements with its key employees.

From the incorporation of our Company in 1992, through June 30, 2021, 132 patents have been granted to the Company or its subsidiaries, including 96 United States patents and 36 foreign patents, and 6 United States and international patent applications are pending. Of the 132 patents, 54 are still in force at June 30, 2021. Our patents expire between 2021 and 2038.

ACTIVE DEVICES AND ACTIVE CUSTOMERS

During fiscal year 2021, management updated the business metrics we use for insight into the Company’s performance and growth trends. We discontinued tracking and reporting connections and now provide information on Active Devices and Active Customers, which we believe is a better representation of our business.

Active Devices are devices that have communicated with us or have had a transaction in the last twelve months. Included in the number of Active Devices are devices that communicate through other devices that communicate or transact with us. A self-service retail location that utilizes an ePort cashless payment device as well as Seed management services constitutes only one device.

We define Active Customers as all customers with at least one active device.

We had 19,834 Active Customers and 1.09 million Active Devices connected to our service as of June 30, 2021 compared to 17,249 Active Customers and 1.08 million Active Customers as of June 30, 2020.

HUMAN CAPITAL MANAGEMENT

As of June 30, 2021, the Company had 181 full-time employees and 4 part-time employees compared to 141 full-time employees and 6 part-time employees as of June 30, 2020. This represents a headcount increase of approximately 26% over prior year. Headcount growth has occurred primarily in our Sales, Customer Support and Technology departments to support our expanding business and execute our strategic initiatives including continued investing in our integrated product offering and providing highest levels of customer service. Headcount also increased in our Finance and Accounting department as we reduced our reliance on third party consultants for accounting and reporting related support. We believe our ability to attract and retain qualified employees in all areas of our business is critical to our future success and growth. We seek employees who share a passion for our technology and its ability to improve our customers’ businesses.

We also use temporary employees and contractors in the ordinary course of business. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

We offer our employees wages and benefit packages that we believe are competitive with others throughout our industry. In addition to salaries, we provide benefits that include a 401(k) retirement savings plan, healthcare and insurance benefits, health savings and flexible spending accounts, tuition reimbursement, paid time off, as well as other benefits including a paid parental leave policy.

During the COVID-19 pandemic, we prioritized the health and safety of our employees while continuing to diligently serve our customers. An internal task force was created at the start of the pandemic to develop measures to protect the business in light of the volatility and uncertainty caused by the COVID-19 pandemic. We implemented significant changes such as having most of our employees work from home until the pandemic eases while implementing additional safety measures for employees continuing critical on-site work at either the Company or customers’ locations. We have taken, and will continue to take, actions in accordance with the applicable local guidance, such as the guidance provided by the Centers for Disease Control and Prevention in the United States, to protect our employees so they can safely and effectively perform their work.

Annually we ask our employees to complete a Company-wide employee engagement survey. The survey is facilitated internally through our Human Resources department. The survey reflects questions to gauge employee sentiments toward current trends and issues including company direction and strategy, communication by management, individual development, team culture, and overall satisfaction. With the information provided by the annual engagement survey, leadership is provided key insights and valuable feedback which we continue to implement in our Company-wide action plans with the intent to focus on key areas to prioritize, enhance, and drive continued increase in employee engagement, learning and development, and professional growth for our employees.
AVAILABLE INFORMATION

The public may access any materials the Company files with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholder meetings, and amendments to those reports, through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. These reports are also available free of charge on our website, www.cantaloupe.com, as soon as reasonably practicable after we electronically file the material with the SEC. In addition, our website includes, among other things, charters of the various committees of our Board of Directors and our code of business conduct and ethics applicable to all employees, officers and directors. Within the time period required by the SEC, we will post on our website any amendment to the code of business conduct and ethics and any waiver applicable to any executive officer, director or senior financial officer. We use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Item 1A. Risk Factors.

The risks and uncertainties describe below are not the only ones we face. There may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. The occurrence of any of these risks could materially adversely affect our business, financial condition, results of operations and cash flows. Accordingly, you should carefully consider the following risk factors, as well as other information contained in or incorporated by reference in this Annual Report.

Summary
You should read this summary together with the more detailed description of each risk factor contained below. Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
Risks related to our business and our industry:
•We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.

•The coronavirus pandemic has and may continue to significantly and adversely impact our business.

•If we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

•Substantially all of the network service contracts with our customers are terminable for any or no reason upon thirty to sixty days’ advance notice.

•We may not successfully implement our go-to-market strategy which may adversely affect growth and profitability.

•Our ability to commercially manage the transition from the 3G network could lead to competitive disadvantage in the marketplace.

•The loss of one or more of our key customers could significantly reduce our revenues, results of operations, and increase net losses.

•Increases in card association and debit network interchange fees could increase our operating costs or otherwise adversely affect our operations.
Operational and liquidity:
•We depend on our key personnel and, if they leave us, or if we are unable to attract highly skilled personnel, our business could be adversely affected.
•Disruptions to our systems, breaches in the security of transactions involving our products or services, or failure of our processing systems could adversely affect our reputation, business and results of operations.
•The termination of our relationships with certain third-party suppliers upon whom we rely for services that are critical to our products could adversely affect our business and delay achievement of our business plan.
•We rely on other card payment processors, and if they fail or no longer agree to provide their services or we fail to operate in compliance with the requirements of those relationships, our customer relationships could be adversely affected, and we could lose business.
•Disruptions at other participants in the financial system could prevent us from delivering our cashless payment services.
•Any increase in chargebacks not paid by our customers may adversely affect our results of operations, financial condition and cash flows.
•Our dependence on proprietary technology and limited ability to protect our intellectual property may adversely affect our ability to compete.

•We may require additional financing or find it necessary to raise capital to sustain our operations and without it we may not be able to achieve our business plan.

•Failure to comply with any of the financial covenants under the Company’s credit agreement could result in an event of default which may accelerate our outstanding indebtedness or other obligations and have a material adverse impact on our business, liquidity position and financial position.
Legal, regulatory, and compliance risks:
•We are subject to laws and regulations that affect the products, services and markets in which we operate. Failure by us to comply with these laws or regulations would have an adverse effect on our business, financial condition, or results of operations.

•The accounting review of our previously issued financial statements and the audits of prior fiscal years have been time-consuming and expensive, has resulted in claims and lawsuits , and may result in additional expense and/or litigation.

•Matters relating to or arising from the restatement and the 2019 Investigation, including adverse publicity and potential concerns from our customers could continue to have an adverse effect on our business and financial condition.

•Matters relating to recent U.S. Department of Justice (“DOJ”) inquiries initially received in the third quarter of fiscal year 2020 may require significant time and attention, result in substantial expenses and lead to adverse publicity.

•We and certain of our former officers and directors could be subject to future claims and lawsuits, which could require significant additional management time and attention, result in significant additional legal expenses or result in government enforcement actions.

•Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could cause a loss of confidence in our financial reporting and adversely affect the trading price of our common stock.

Risks related to our common stock:
•Director and officer liability is limited and shareholders may have limited rights to recover against directors for breach of fiduciary duty.

•An active trading market for our common stock may not be maintained.

•If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely, or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

•There is a risk that we may be dropped from inclusion in the Russell 2000® Index which could result in a decline in the price of our stock.

•Upon certain fundamental transactions involving the Company, such as a merger or sale of substantially all of our assets, we may be required to distribute the liquidation preference then due to the holders of our Series A Preferred Stock which would reduce the amount of the distributions otherwise to be made to the holders of our common stock in connection with such transactions.

Risks related to our business and our industry
We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.
We experienced losses from inception through June 30, 2012, and from fiscal year 2015 through fiscal year 2021. For fiscal years 2021, 2020, and 2019, we incurred a net loss of $8.7 million, $40.6 million, and $29.9 million, respectively. In light of our recent history of losses as well as the length of our history of losses, profitability in the foreseeable future is not assured. Until we achieve profitability, we will be required to use our cash and cash equivalents on hand and may raise capital to meet cash flow requirements including the issuance of common stock or debt financing. Additionally, if we continue to incur losses in the future, the price of our common stock can be expected to fall.
The coronavirus disease 2019 (“COVID-19”) pandemic has and may continue to significantly and adversely impact our business.

The global spread of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption on our business. Electronic payment transaction volume within unattended markets decreased significantly at the onset of the pandemic, as government authorities imposed forced closure of non-essential businesses and social distancing protocols, significantly reducing foot traffic to distributed assets containing our electronic payment solutions and reducing discretionary spending by consumers.

The extent to which the COVID-19 pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we are not able to accurately predict, including: the duration and scope of the pandemic; potential mutations of COVID-19; the efficacy of vaccines and treatment developments and their deployment; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the impact of the pandemic on economic activity and actions taken in response. Furthermore, even as containment measures are lifted there can be no assurance as to whether further measures will be implemented or the time required to sustain operations and sales at pre-pandemic levels. There may also be increased marketplace consolidation as companies are challenged to respond to the continued evolving conditions of COVID-19.

A sustained or recurring downturn could result in a decrease in the fair value of our goodwill or other intangible assets, causing them to exceed their carrying value. This may require us to recognize an impairment to those assets. Further, the COVID-19 pandemic could decrease consumer spending, adversely affect demand for our technology and services, cause one or more of our customers and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers, impact expected spending from new customers and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations and financial condition. In response to the outbreak, we agreed to concessions on price and/or payment terms with certain customers who have been negatively impacted by the COVID-19 pandemic, and may negotiate additional concessions on price and/or payment terms.

It is not possible for us to predict the future impact of the pandemic and its effects on our business, results of operations or financial condition at this time.

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

Substantially all of our customers may terminate their services with us for any or no reason upon providing us with thirty to sixty- days’ advance notice. Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, outages, defects, or other issues with our products or services or competition in the marketplace could cause us to lose a substantial number of our customers with minimal notice. If a substantial number of our customers were to exercise their termination rights, it would result in a material adverse effect to our business, operating results, and financial condition.

We may not successfully implement our go-to-market strategy which may adversely affect growth and profitability.

Our current core business is highly concentrated among several large customers in the vending industry. We have made inroads into other adjacent markets including laundry, gaming, entertainment and other commercial payments applications and continued expansion into these markets is a substantial piece of our potential future growth prospects. Changing technology, customer preferences, and competitor actions may limit our ability to successfully grow and expand beyond our core business.

Our ability to commercially manage the transition from the 3G network could lead to competitive disadvantage in the marketplace.

Our transition away from the 3G wireless network is underway as the cellular service providers phase these networks out in North America through the end of the 2022 calendar year. This transition will affect a large portion of our active devices and will require a new customer retention initiative to ensure that our existing customer base is properly transitioned to the new platform. This change affects our industry and will also lead to changes with our competitors and their customers. Our ability to successfully transition and provide the new platform for our existing and new customers is critical to our strategy, our network and to the competitive landscape in the marketplace.
The loss of one or more of our key customers could significantly reduce our revenues, results of operations, and increase net losses.
We have derived, and believe we will continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Customer concentrations for the years ended June 30, 2021, 2020 and 2019 were as follows:

	For the year ended June 30,
Single customer	2021	2020	2019
Total revenue	16%	16%	17%
The loss of such customers could materially adversely affect our revenues. Additionally, a major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. We have offered, and may in the future offer, discounts to our large customers to incentivize them to continue to utilize our products and services. If we are required to sell products to any of our large customers at reduced prices or unfavorable terms, our revenue and earnings could be materially adversely affected. Further, there is no assurance that our customers will continue to utilize our transaction processing and related services as our customer agreements are generally cancellable by the customer on thirty to sixty days’ notice.

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

Operational and liquidity
We depend on our key personnel and, if they leave us, or if we are unable to attract highly skilled personnel, our business could be adversely affected.
We are dependent on key management personnel, including the Chief Executive Officer, Sean Feeney, the rest of the executive leadership team, and several functional areas within the Company. The loss of services from these officers and employees could dramatically affect our business prospects. Our executive officers and certain of our officers and employees are particularly valuable to us because:
•they have specialized knowledge about our company and operations;
•they have specialized skills that are important to our operations; or
•they would be particularly difficult to replace.
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

Our success and future growth also depends, to a significant degree, on the skills and continued services of our management team. Further, due to the complexity of the work required to make needed improvements within the Company, it may be difficult for us to retain existing senior management and new hires, sales personnel, and development and engineering personnel critical to our ability to execute our business plan, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. We may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge, or while new personnel integrate into our business and transition into their respective roles. Our future success also depends on our ability to attract and motivate highly skilled technical, managerial, sales, marketing and customer service personnel, including members of our management team.

Disruptions to our systems, breaches in the security of transactions involving our products or services, or failure of our processing systems could adversely affect our reputation, business and results of operations.

We rely on information technology and other systems to transmit financial information of consumers making cashless transactions and to provide accounting and inventory management services to our customers. As such, the information we transmit and/or maintain is exposed to the ever-evolving threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, cyber-attack or unauthorized or fraudulent use by consumers, customers, company employees, or employees of third party vendors. A cybersecurity breach could result in disclosure of confidential information and intellectual property, or cause operational disruptions and compromised data. We may be unable to anticipate or prevent techniques to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred.

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

The operation of our networked devices depends upon the capacity, reliability and security of services provided to us by our wireless telecommunication services providers, equipment manufacturers and other suppliers. In addition, if we terminate relationships with our current telecommunications service providers and other third-party suppliers, we may have to replace hardware that is part of our existing ePort or Seed products that are already installed in the marketplace. This could significantly harm our reputation and could cause us to lose customers and revenues.

We rely on other card payment processors, and if they fail or no longer agree to provide their services or we fail to operate in compliance with the requirements of those relationships, our customer relationships could be adversely affected, and we could lose business.

We rely on agreements with other large payment processing organizations, primarily Chase Paymentech, Global Payments, Inc., formerly Heartland Payment Systems, Inc. and First Data, to enable us to provide card authorization, data capture and transmission, settlement and merchant accounting services for the customers we serve. The termination by our card processing providers of their arrangements with us or their failure to perform their services efficiently and effectively would adversely affect our relationships with the customers whose accounts we serve and may cause those customers to terminate their processing agreements with us.

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

As of June 30, 2021, the United States Government and other countries have granted us 132 patents, of which 54 are still in force. We have a number of pending patent applications, and will consider filing applications for additional patents covering aspects of our future developments, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. There can be no assurance that:
•any of the remaining patent applications will be granted to us;
•we will develop additional products that are patentable or that do not infringe the patents of others;
•any patents issued to us will provide us with any competitive advantages or adequate protection for our products;
•any patents issued to us will not be challenged, invalidated or circumvented by others; or
•any of our products would not infringe the patents of others.
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

At June 30, 2021, we had a net working capital surplus of $65.6 million and cash and cash equivalents of $88.1 million. We had net cash provided by (used in) operating activities of $8.2 million, $(14.1) million, and $(28.2) million for fiscal years ended 2021, 2020, and 2019, respectively. Unless we maintain or grow, we may need additional funds to continue these operations. We may also need additional capital to respond to unusual or unanticipated non-operational events. Such non-operational events include but are not limited to shareholder class action lawsuits, government inquiries or enforcement actions that could potentially arise from the circumstances that gave rise to our restatements, extended filing delays in filing our periodic reports and the impact of COVID-19 on our business. Should the financing that we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and future prospects.
Failure to comply with any of the financial covenants under the Company’s credit agreement could result in an event of default which may accelerate our outstanding indebtedness or other obligations and have a material adverse impact on our business, liquidity position and financial position.
On August 14, 2020, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “2021 JPMorgan Credit Agreement”) for a $5 million secured revolving credit facility and a $15 million secured term facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $5 million. The obligations under the 2021 JPMorgan Credit Agreement are secured by first priority security interest in substantially all of the Company's assets. The 2021 JPMorgan Credit Agreement contains financial covenants requiring the Company (i) to maintain an adjusted quick ratio of not less than 2.00 to 1.00 beginning August 14, 2020, not less than 2.50 to 1.00 beginning October 1, 2020, not less than 2.75 to 1.00 beginning January 1, 2021 and 3.00 to 1.00 beginning April 1, 2021 and (ii) to maintain, as of the end of each of its fiscal quarters commencing with the fiscal quarter ended December 31, 2021, a total leverage ratio of not greater than 3.00 to 1.00.

The Company was in compliance with its financial covenants as of June 30, 2021. Failure to comply with the foregoing financial covenants, if not cured or waived, will result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owed under the 2021 JPMorgan Credit Agreement and could have a material adverse impact on our business, liquidity position and financial position.

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

Legal, regulatory, and compliance risks

We are subject to laws and regulations that affect the products, services and markets in which we operate. Failure by us to comply with these laws or regulations would have an adverse effect on our business, financial condition, or results of operations.

We are, among other things, subject to certain banking regulations and credit card association regulations. Failure to comply with these regulations may result in the suspension of our business, the limitation, suspension or termination of service, and/or the imposition of fines that could have an adverse effect on our financial condition. Additionally, changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on us or our product offerings. To the extent this occurs, we could be subject to additional technical, contractual or other requirements as a condition of our continuing to conduct our payment processing business. These requirements could cause us to incur additional costs, which could be significant, or to lose revenues to the extent we do not comply with these requirements.

The accounting review of our previously issued financial statements and the audits of prior fiscal years have been time-consuming and expensive, has resulted in claims and lawsuits , and may result in additional expense and/or litigation.

In fiscal year 2019, the Audit Committee, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of then-current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “2019 Investigation”).

We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the 2019 Investigation, the review of our accounting, the audits, the restatements of previously filed financial statements, bank consents, the remediation of deficiencies in our internal control over financial reporting, the proxy solicitation, and professional services fees to assist the Company with accounting and compliance activities in fiscal year 2020 following the filing of the 2019 Form 10-K. For the years ended June 30, 2020 and 2019, the Company incurred $19.8 million and $16.1 million of those costs. To the extent that steps we are continuing to take to reduce errors in accounting determinations are not successful, we could be forced to incur significant additional time and expense. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, results of operations and financial condition.

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

For additional discussion, see Note 17 to our consolidated financial statements. Our management has been, and may in the future be, required to devote significant time and attention to litigation and claims, and this and any additional matters that arise could have a material adverse impact on our results of operations and financial condition as well as on our reputation. While we cannot estimate our potential exposure in these matters at this time, we have already incurred significant expense defending this litigation and expect to continue to need to incur significant expense.

Matters relating to or arising from the restatement and the 2019 Investigation, including adverse publicity and potential concerns from our customers could continue to have an adverse effect on our business and financial condition.

We have restated our consolidated financial statements as of and for the fiscal year 2017 and our unaudited consolidated financial statements for the quarterly periods ended September 30, 2016, December 31, 2016, March 31, 2017, September 30, 2017, December 31, 2017, and March 31, 2018. As a result, we have been and could continue to be the subject of negative publicity focusing on the restatement and adjustment of our financial statements, and may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment and the ability for us to be a long-term provider to our customers. The continued occurrence of any of the foregoing could harm our business and have an adverse effect on our financial condition. Additionally, as a result of the restatements, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. If litigation did occur, we may incur additional substantial defense costs regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

Matters relating to recent U.S. Department of Justice (“DOJ”) inquiries, initially received in the third quarter of fiscal year 2020 may require significant time and attention, result in substantial expenses and lead to adverse publicity.

In the third quarter of fiscal year 2020, the Company responded to a subpoena received from the DOJ that sought records regarding Company activities related to the 2019 Investigation. We are and have been cooperating fully with the DOJ’s queries. While these inquiries to date relate to events that took place under prior management that was in place during those years, they will likely require time and attention from current management to provide access to any internal company records that may be requested.

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

We and certain of our former officers and directors could be subject to future claims and lawsuits, which could require significant additional management time and attention, result in significant additional legal expenses or result in government enforcement actions.

We and certain of our former officers and directors may become subject to further litigation, government investigations or proceedings arising from the 2019 Investigation. Future litigation, investigation or other actions that may be filed or initiated against us or our former officers or directors may be time consuming and expensive. We cannot predict what losses we may incur in these litigation matters, and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to these matters.

To date, we have incurred significant costs in connection with litigation, investigations and with the special litigation committee proceedings. Any legal proceedings, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm, and will likely involve significant defense and other costs. We have entered into indemnification agreements with each of our directors and certain of our officers, and our bylaws require us to indemnify each of our directors and officers. Further, our insurance may not cover all claims that have been or may be brought against us, and insurance coverage may not continue to be available to us at a reasonable cost. As a result, we have been and may continue to be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could materially adversely affect our business, prospects, results of operations and financial condition.

For additional discussion of these matters, refer to Note 17 to our consolidated financial statements.

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could cause a loss of confidence in our financial reporting and adversely affect the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. Section 404 of the Sarbanes-Oxley Act requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. As discussed in Item 9A, our internal controls over financial reporting were not effective as of June 30, 2020 due to the existence of a material weakness in such controls. While no material weaknesses were identified as of June 30, 2021, there can be no assurance that we will not experience additional material weaknesses in the future. If we are unable to adequately maintain our internal control over financial reporting in the future, we may not be able to accurately report our financial results, which could cause investors to lose confidence in our reported financial information, negatively affecting the trading price of our common stock, or our ability to access the capital markets.

Risks related to our common stock

Director and officer liability is limited and shareholders may have limited rights to recover against directors for breach of fiduciary duty.
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

An active trading market for our common stock may not be maintained.
We can provide no assurance that we will be able to maintain an active trading market for our common stock on the Nasdaq Global Select Market, or any other exchange in the future. If an active market for our common stock is not maintained, or if we fail to satisfy the continued listing standards of Nasdaq for any reason and our securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of common stock and complete other acquisitions by using our shares of common stock as consideration.
If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely, or if our results of operations do not meet their expectations, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly for any reason, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that, in some future period, our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

There is a risk that we may be dropped from inclusion in the Russell 2000® Index which could result in a decline in the price of our stock.
Although we are currently included in the Russell 2000® Index, there is a risk that we could be dropped from inclusion when the list of public companies included in the Russell 2000® Index is reconstituted in May 2022 which could result in a decline in demand for our common stock and, accordingly, the trading price of our common stock following such event. For example, the market capitalization cutoff for the Russell 2000® Index could be increased due to recent strong small-cap performance, special purpose acquisition company, or SPAC, activity, strong IPO activity and the depressed mergers and acquisitions environment.

Upon certain fundamental transactions involving the Company, such as a merger or sale of substantially all of our assets, we may be required to distribute the liquidation preference then due to the holders of our Series A Preferred Stock which would reduce the amount of the distributions otherwise to be made to the holders of our common stock in connection with such transactions.
Our articles of incorporation provide that upon a merger or sale of substantially all of our assets or upon the disposition of more than 50% of our voting power, the holders of at least 60% of the preferred stock may elect to have such transaction treated as a liquidation and be entitled to receive their liquidation preference. Upon our liquidation, the holders of our preferred stock are entitled to receive a liquidation preference prior to any distribution to the holders of common stock which, as of June 30, 2021 was approximately $21.4 million.

Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties.
Our headquarters are located at 100 Deerfield Lane, Suite 300, Malvern, Pennsylvania. All of our current locations are leased and expire in varying years outlined below. All of our leased facilities are used for corporate functions, product development, sales, and other purposes. We believe our existing facilities are sufficient for our current and future needs.

Location	Approximate Monthly Base Rent	Lease Expiration	Approximate Size
Atlanta, Georgia	$6,000	October 2021	4,600 sq. ft.
Atlanta, Georgia*	$21,000 - $22,000	June 2023	11,900 sq. ft.
Malvern, Pennsylvania	$57,000 - $61,000	November 2023	27,000 sq. ft.
Metairie, Louisiana	$15,000 - $16,000	July 2024	7,800 sq. ft.
Denver, Colorado	$45,000 - $53,000	December 2026	16,700 sq. ft.
* Lease commenced in August 2021.
Item 3. Legal Proceedings.

We are a party to litigation and other proceedings that arise in the ordinary course of our business. We establish accruals for those matters in circumstances when a loss contingency is considered probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. It is possible that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings, claims and investigations. See Note 17 to the consolidated financial statements in Part II, Item 8 of this Annual Report for a summary of our litigations and other claims.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on The NASDAQ Global Market under the symbol “CTLP”. As of August 27, 2021, there were 535 holders of record of our common stock and 242 record holders of the preferred stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.
The holders of the common stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s common stock or preferred stock. No dividend may be paid on the common stock until all accumulated and unpaid dividends on the preferred stock have been paid. As of August 27, 2021, such accumulated unpaid dividends amounted to approximately $17.3 million. The preferred stock is also entitled to a liquidation preference over the common stock which, as of June 30, 2021 equaled approximately $21.4 million.
RECENT SALES OF UNREGISTERED SECURITIES

On February 24, 2021, the Company entered into separate subscription agreements with institutional accredited investors (the “Purchasers”) relating to a private placement (the “Private Placement”) with respect to the sale of an aggregate of 5,730,000 shares of the Company’s common stock. The Private Placement closed on March 4, 2021 and the Company received aggregate gross proceeds of approximately $55 million based on the offering price of $9.60 per share. The Company intends to use the proceeds of the Private Placement for general corporate purposes and working capital to support anticipated growth.

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

PERFORMANCE GRAPH
The following graph shows a comparison of the 5‑year cumulative total shareholder return for our common stock with The US Small-Cap Russell 2000® Index and the S&P 500 Information Technology Index in the United States. The graph assumes a $100 investment on June 30, 2016 in our common stock and in the Small-Cap Russell 2000® Index and the S&P 500 Information Technology Index, including reinvestment of dividends.
The Company was added as a member of the US Small-Cap Russell 2000® Index in June 2021. We have included the Small-Cap Russell 2000® Index replacing the Nasdaq Composite Index in our cumulative total return comparisons below, which reflects a change from the presentation in prior fiscal years.
COMPARISON OF 5‑YEAR CUMULATIVE TOTAL RETURN
Among Cantaloupe, Inc., The US Small-Cap Russell 2000® Index, and The S&P 500 Information Technology Index

Five Year Total Return
400
300
200
100
0
Total Return per Share (in dollars)
2016
2017
2018
2019
2020
2021
Fiscal Year Ended June 30,
Cantaloupe, Inc.
S&P 500 Information Technology Index
US Small-Cap Russell 2000 Index

Total Return For:	Jun-16	Jun-17	Jun-18	Jun-19	Jun-20	Jun-21

Cantaloupe, Inc.	$100	$122	$328	$174	$164	$278
US Small-Cap Russell 2000® Index	$100	$123	$143	$136	$125	$201
S&P 500 Information Technology Index	$100	$132	$171	$192	$258	$364
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

Item 6. Selected Financial Data.

The information required by Item 301 and Item 302 of Regulation S-K has been omitted as we have elected to early adopt the changes to Item 301 and 302 of Regulation S-K contained in SEC Release No 33-10890.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under “Item 1A. Risk Factors.” For further discussion of the business, industry, our products and services, competitive strengths, and growth strategy, see “Item 1. Business.” Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended June 30, 2021 and June 30, 2020. Discussion of fiscal year 2019 items and the year-over year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended June 30, 2020 and June 30, 2019 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which was previously filed with the SEC on September 11, 2020.
Certain prior period amounts have been reclassified to conform with current year presentation. Additionally, in connection with the preparation of the condensed consolidated financial statements for the three months ended September 30, 2020, December 31, 2020 and March 31, 2021, the Company identified adjustments that related to prior period activity. The Company analyzed the potential impact of the errors in accordance with the appropriate guidance, from both a qualitative and quantitative perspective, and concluded that the errors were not material to the previously issued quarterly or annual financial statements and the correcting adjustments are included within the fiscal year ended June 30, 2021 financial statements.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Furthermore, the period to period comparison of our historical results is not necessarily indicative of the results that may be expected in the future.
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

Cantaloupe, Inc. (“Cantaloupe” or the “Company”) is a digital payments and software services company that provides end-to-end technology solutions for the unattended retail market. We are transforming the unattended retail world by offering a solution for payments processing, as well as one that handles inventory management, pre-kitting, route logistics, warehouse and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, car wash and electric vehicle charging stations, commercial laundry, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.
The Company's fiscal year ends June 30. The Company generates revenue in multiple ways. During the fiscal years ended June 30, 2021 and June 30, 2020, we derived approximately 83% and 82% respectively, of our revenue from recurring license and transaction fees related to our ePort Connect service and approximately 17% and 18%, respectively, of our revenue from equipment sales. Active Devices on our service include point of sale ("POS") electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Devices utilizing the ePort Connect service are the most significant drivers of the Company’s revenue, particularly the recurring revenue from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:
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

Highlights
Highlights of the Company for the fiscal year ended June 30, 2021 are below:
•As of June 30, 2021, we had approximately 19,800 Active Customers and 1.1 million Active Devices (as defined in Item 1. Business) connected to our service;
•Three direct sales teams at the national, regional, and local customer-level and a growing number of original equipment manufacturers and national distribution partners;
•Entered into a new Credit Agreement with JP Morgan Chase Bank, N.A in August 2020 that provides for a $5 million secured revolving credit facility and a $15 million secured term facility. The new facility replaces the Company's previous debt facility, which it entered into on October 9, 2019;
•Relisting of the Company on Nasdaq in November 2020;
•Added as a member of the US Small-Cap Russell 2000® Index in June 2021;
•Raised $55 million of aggregate gross proceeds from institutional accredited investors through the sale of our stock in a private placement transaction in March 2021;
•Completion of the rebrand of our Company from USA Technologies, Inc. to Cantaloupe, Inc.;
•Announced a strategic partnership with Castles Technology to introduce a next-generation cashless device solution;
•Formed partnership with Bakkt Holdings, LLC to accept cryptocurrency and accepting participating loyalty points in Cantaloupe’s network;
•Awarded a patent by the United States Patent and Trademark Office (USPTO), titled “Method and System of Personal Vending”;
•Upgraded and expanded the ePort product family to accept EMV contact and contactless payments; and
•Launched next generation of Seed Cashless+.

COVID-19 Update

The coronavirus (COVID-19) was first identified in China in December 2019, and subsequently declared a global pandemic in March 2020 by the World Health Organization. COVID-19 containment measures began in parts of the United States in March 2020 resulting in forced closure of non-essential businesses and social distancing protocols. As a result, COVID-19 has impacted our business, significantly reducing foot traffic to distributed assets containing our electronic payment solutions and reducing discretionary spending by consumers. The Company did not observe meaningful reductions in processing volume until middle of March 2020, when average daily processing volume decreased approximately 40%. By middle of April 2020, processing volumes began to recover and have improved through June 2021. We are now operating at pre-pandemic levels of volumes as businesses, schools and other organizations across the country continue to re-open.

In response to the outbreak and business disruption, first and foremost, we prioritized the health and safety of our employees while continuing to diligently serve our customers. An internal task force was created at the start of the pandemic to develop measures to protect the business in light of the volatility and uncertainty caused by the COVID-19 pandemic. This included such aspects as ensuring the safety of our employees and our community by implementing work from home policies, conserving liquidity, evaluating cost saving actions, partnering with customers to position Cantaloupe for renewed growth post crisis, and temporarily pausing plans for international expansion. The liquidity conservation and cost savings initiatives included: a 20% salary reduction for the senior leadership team through December 2020; deferral of all cash-based director fees until calendar year 2021; a temporary furlough of approximately 10% of our employee base; negotiations with and concessions from vendors in regard to cost reductions and/or payment deferrals; an increased collection effort to reduce outstanding accounts receivables; and various supply chain/inventory improvements. During the summer of 2020 as restrictions lifted, our offices were opened with strict guidelines for social distancing and with adherence to state and local mandates. All of our furloughed employees returned to work by June 26, 2020. Many of our employees continue to work remotely full-time or part-time throughout fiscal year 2021. To date, our supply chain network has not been significantly disrupted and we are continuously monitoring for the impact from COVID-19. In addition, the Company received loan proceeds from the Paycheck Protection Program in the fourth quarter of fiscal year 2020 and our repayment obligations were forgiven in the fourth quarter of fiscal year 2021. See below for additional information.

While we are encouraged by the recent gradual lifting of pandemic-related closures and other containment measures across the country, we continue to monitor the evolving situation and follow guidance from federal, state and local public health authorities. Given the potential uncertainty of the situation, the Company cannot, at this time, reasonably estimate the longer-term repercussions of COVID-19 on our financial condition, results of operations or cash flows in the future. COVID-19 may have a material adverse impact on our future revenue growth as well as our overall profitability in fiscal year 2022, and may lead to higher sales-related, inventory-related, and operating reserves.

As of June 30, 2021, we have evaluated the potential impact of the COVID-19 outbreak on our financial statements, including, but not limited to, the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease right-of-use assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

Paycheck Protection Program Loan

In the fourth quarter of fiscal year 2020, we received loan proceeds of approximately $3.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We used the PPP Loan in accordance with the provisions of the CARES Act. The loan bore a fixed interest rate of 1% over a two-year term from the approval date of April 28, 2020. The application for these funds required the Company to, in good faith, certify that the economic uncertainty caused by COVID-19 made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds and the forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

On June 8, 2021, the Company received notification from the Small Business Administration that they approved the forgiveness of the full $3.1 million PPP loan and related accrued interest. The Company recorded the forgiveness as a gain on debt extinguishment in Other income in our consolidated financial statements. The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. Under the CARES Act, all borrowers are required to maintain their loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.
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
We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of June 30, 2021 and June 30, 2020, we had federal and state net operating loss carryforwards of $408 million and $403 million, respectively, to offset future taxable income, the majority of which expire through approximately 2039. Federal and some state net operating loss carryforwards generated in tax years ending after December 31, 2017 can be carried forward indefinitely. These federal and state net operating loss carryforwards are reserved with a full valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted. Federal operating loss carryforwards start to expire in 2022 and certain state operating loss carryforwards are currently expiring.
Goodwill. We test goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that impairment may have occurred. Goodwill is reviewed for impairment utilizing either a qualitative or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. An impairment charge is recognized for the amount by which, if any, the carrying value exceeds the reporting unit’s fair value. However, the loss recognized cannot exceed the reporting unit’s goodwill balance.
The quantitative impairment test process requires valuation of the reporting unit, which we determine using the income approach, the market approach or a combination of the two approaches. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated future cash flows derived from assumptions that include expected growth rates and revenues, projected expenses, discount rates, capital expenditures and income tax rates. Under the market approach, we estimate the fair value based on the quoted stock price, recent equity transactions of our business, market transactions involving similar businesses and market comparables.
The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill during the years ended June 30, 2021, 2020, or 2019. As of the date of our annual impairment test for fiscal year 2021, the fair value of our reporting unit exceeded its carrying value by a significant margin. Subsequent to our annual impairment test, no indicators of impairment were identified.
As of June 30, 2021, if our estimate of the fair value of our reporting unit was 10% lower, no goodwill impairment would have existed.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. If actual market value is less favorable than that estimated by management, additional write-downs may be required. For the year ended June 30, 2021, the Company recorded an impairment charge relating to our operating lease right-of-use assets of $1.6 million.
Allowances for Accounts and Finance Receivables. We maintain lifetime expected loss allowances for accounts and finance receivables based on historical experience of payment performance, current conditions of the customer, and reasonable and supportable economic forecasts of collectability for the asset’s entire expected life, which is generally less than one year for accounts receivable and five years for finance receivables. Historical loss experience is utilized as there have been no significant changes in the mix or risk characteristics of the receivable revenue streams used to calculate historical loss rates. Current conditions are analyzed at each measurement date to reassess whether our receivables continue to exhibit similar risk characteristics as the prior measurement date, and determine if the reserve calculation needs to be adjusted for new developments, such as a customer’s inability to meet its financial obligations. Reasonable and supportable macroeconomic trends also are incorporated into the analysis. Estimating the allowances therefore requires us to apply judgment in relying on historical customer payment experience, regularly analyzing the financial condition of our customers, and developing macroeconomic forecasts to adequately cover expected credit losses on our receivables. By nature, such estimates are highly subjective, and it is possible that the amount of receivables that we are unable to collect may be different than the amounts initially estimated in the allowances. Our allowance for doubtful accounts for accounts and finance receivables on June 30, 2021 and 2020 was $7.7 million and $7.8 million, respectively.
Inventories. We determine the value of inventories using the lower of cost or net realizable value. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.
We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products, changes to technical standards required by payment companies or by law, and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, actual demand could be less than forecasted demand for our products and we could experience additional inventory write-downs in the future. Our inventory reserve on June 30, 2021 and 2020 was $3.5 million and $2.8 million, respectively.
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
Sales tax reserve. The Company has recorded a contingent liability for sales tax, included in accrued expenses in the consolidated balance sheet. On a quarterly basis, the Company accrues interest on the unpaid balance. The estimated liability is adjusted upon the payment of sales tax related to the accrual, the changes in state tax laws that may impact the accrual and the expiration of the statute of limitations for open years under review. The liability includes significant judgments and estimates that may change in the future, and the actual liability may be different from our current estimate. Future changes to the sales tax reserve amount will be recorded within selling, general, and administrative expenses in the consolidated statements of operations and accrued expenses in the consolidated balance sheets.

RESULTS OF OPERATIONS
The following table shows certain financial and non-financial data that management believes give readers insight into certain trends and relationships about the Company’s financial performance. We believe the metrics (Active Devices, Active Customers, Total Number of Transactions and Total Dollar Volume of Transactions) are useful in allowing management and readers to evaluate our strategy of driving growth in devices and transactions.
Active Devices
Active Devices are devices that have communicated with us or have had a transaction in the last twelve months. Included in the number of Active Devices are devices that communicate through other devices that communicate or transact with us. A self-service retail location that utilizes an ePort cashless payment device as well as Seed management services constitutes only one device.

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

	As of and for the years ended
	June 30, 2021	June 30, 2020	June 30, 2019
Devices:
Active Devices (thousands)	1,094	1,079	994

Customers:
Active Customers	19,834	17,249	15,408

Volumes:
Total Number of Transactions (millions)	868.7	881.1	847.2
Total Dollar Volume of Transactions (millions)	1,756.6	1,729.4	1,647.0

Highlights for the fiscal year ended June 30, 2021 include:
•1.09 million Active Devices as of June 30, 2021 compared to 1.08 million as of June 30, 2020, an increase of approximately 15 thousand Active Devices, or 1.4%;
•19,834 Active Customers to our service as of June 30, 2021 compared to the same period last year of 17,249, an increase of 2,585 Active Customers, or 15%.
•Volumes for the year ended June 30, 2021 are largely consistent with volumes for the year ended June 30, 2020 as we are now at pre-pandemic (COVID-19) levels of processing volumes as businesses, schools and other organizations across the country continue to re-open.

FINANCIAL HIGHLIGHTS
The following tables and charts summarize our results of operations and significant changes in our financial performance for the periods presented:

Revenue and Gross Profit

	Year Ended June 30,			Percent Change
($ in thousands)	2021	2020	2019	2021 v. 2020	2020 v. 2019
Revenue:
License and transaction fees	$139,242	$133,167	$122,908	4.6%	8.3%
Equipment sales	27,697	29,986	21,558	(7.6)%	39.1%
Total revenue	166,939	163,153	144,466	2.3%	12.9%

Cost of sales:
Cost of license and transaction fees	83,617	82,980	79,980	0.8%	3.8%
Cost of equipment sales	29,296	33,900	24,301	(13.6)%	39.5%
Total cost of sales	112,913	116,880	104,281	(3.4)%	12.1%

Gross profit:
License and transaction fees	55,625	50,187	42,928	10.8%	16.9%
Equipment sales	(1,599)	(3,914)	(2,743)	59.1%	(42.7)%
Total gross profit	$54,026	$46,273	$40,185	16.8%	15.1%

Gross margin:
License and transaction fees	39.9%	37.7%	34.9%
Equipment sales	(5.8)%	(13.1)%	(12.7)%
Total gross margin	32.4%	28.4%	27.8%

Revenue
Total revenue for the year ended June 30, 2021 was $166.9 million, consisting of $139.2 million of license and transactions fees and $27.7 million of equipment sales, compared to $163.2 million for the year ended June 30, 2020, consisting of $133.2 million of license and transaction fees and $30 million of equipment sales. The $3.7 million increase in total revenue from the prior fiscal year was attributable to a $6.0 million increase in license and transaction fees offset by a $2.3 million decrease in equipment sales. The increase in license and transaction fees revenues is driven primarily by an increase in our processing volumes in the second half of fiscal year 2021 as we now operating at pre-pandemic (COVID-19) levels of volumes as businesses, schools and other organizations across the county continue to re-open, a higher transaction fee rate on processing volumes and a slight increase in the Active Devices count compared to the same period last year. The decrease in equipment sales is driven primarily by lower shipments compared to last year due to a large equipment sale made to a strategic customer during the fiscal year 2020.
Cost of sales
Despite an increase in revenues for the year ended June 30, 2021 compared to June 30, 2020, total cost of sales were lower in the current fiscal year. Total cost of sales for the year ended June 30, 2021 was $112.9 million, consisting of $83.6 million of cost of license and transaction fees and $29.3 million of cost of equipment sales, compared to $116.9 million for the year ended June 30, 2020, consisting of $83.0 million of cost of license and transaction fees and $33.9 million of cost of equipment sales. The $4.0 million decrease in total cost of sales from the prior fiscal year was attributable to a $4.6 million decrease in cost of equipment sales driven primarily by lower shipments, a large equipment sale made to a strategic customer at a significantly discounted price and operational improvements compared to last year offset by a $0.6 million increase in cost of services. The cost of license and transaction fees went up proportionately less than the increase in license and transaction fees revenues driven primarily by a $1.1 million reduction in network service fees for the year ended June 30, 2021 compared to June 30, 2020.

Gross Margin
Overall gross margin increased from 28.4% for fiscal year 2020 to 32.4% for fiscal year 2021. The increase is attributable to an increase in the license and transaction fee margin from 37.7% for fiscal year 2020 to 39.9% for fiscal year 2021 driven primarily by $1.1 million in lower network service fees and a reduction in negative equipment margin from (13.1)% for fiscal year 2020 to (5.8)% for fiscal year 2021 driven primarily by a large equipment sale made to a strategic customer during the fiscal year 2020 and operational improvements.
Operating Expenses

	Year ended June 30,			Percent Change
Category ($ in thousands)	2021	2020	2019	2021 v. 2020	2020 v. 2019
Selling, general and administrative expenses	$58,624	$61,748	$46,527	(5.1%)	32.7%
Investigation, proxy solicitation and restatement expenses	—	19,810	16,073	(100.0%)	23.3%
Integration and acquisition costs	—	—	1,338	NM	(100.0%)
Depreciation and amortization	4,107	4,307	4,430	(4.6%)	(2.8%)
Total operating expenses	$62,731	$85,865	$68,368	(26.9%)	25.6%
____________
NM — not meaningful
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2021 were $58.6 million, compared to $61.7 million for the year ended June 30, 2020. Year over year decreases include a $3.3 million decrease in professional fees due to reduced reliance on external consultants who supported the Company’s accounting and financial reporting operations, a $1.3 million reduction in travel and entertainment expenses due to COVID-19, and a $5.8 million decrease in sales and use tax expense due to a benefit in the current year from recent state sales tax legislation as compared to an expense in the prior year. Offsetting these decreases were a $6.0 million increase in stock-based compensation expense due to the hiring of our new executive leadership team who were brought in to make needed improvements with the Company's strategy and operations and the recently appointed board of directors and a $1.6 million lease impairment charge due to the Company further rationalizing its location strategy. The Company intends to use the savings from the reduced reliance on third party consultants to invest in innovative technologies and to further strengthen our network environment and platform.
Investigation, proxy solicitation and restatement expenses
The Company did not incur Investigation, proxy solicitation and restatement expenses for the year ended June 30, 2021.
In fiscal year 2019, the Audit Committee, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of then-current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “2019 Investigation”). Additionally, in fiscal year 2019, significant financial reporting issues were identified which were unrelated to the internal investigation and which resulted in further adjustments to the Company’s previously issued or prior fiscal years’ unissued financial statements. As a result of the findings, the Company restated its consolidated financial statements as of and for the fiscal year 2017 and our unaudited consolidated financial statements for the quarterly periods ended September 30, 2016, December 31, 2016, March 31, 2017, September 30, 2017, December 31, 2017, and March 31, 2018.
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
Integration and acquisition costs
The Company did not incur integration and acquisition costs for the fiscal years ended June 30, 2021 and June 30, 2020.

Depreciation and amortization
Depreciation and amortization expense was consistent for the fiscal years ended June 30, 2021 and June 30, 2020.
Other income (expense), Net

	Year ended June 30,			Percent Change
Category ($ in thousands)	2021	2020	2019	2021 v. 2020	2020 v. 2019
Other income (expense):
Interest income	$1,159	$1,595	$1,555	(27.3%)	2.6%
Interest expense	$(4,013)	$(2,597)	$(2,992)	54.5%	(13.2%)
Other income	3,224	—	—	100.0%	NM
Total other income (expense), net	$370	$(1,002)	$(1,437)	(136.9%)	(30.3%)
____________
NM — not meaningful
Other income (expense), Net
Total other income (expense), net for the fiscal year ended June 30, 2021 was $0.4 million, compared to $(1) million for the fiscal year ended June 30, 2020. The $1.4 million increase in Other income (expense), net from the prior fiscal year was primarily attributable to a $3.2 million increase in Other income related primarily to the forgiveness of our PPP loan offset by a $1.4 million increase in Interest expense.
In the fourth quarter of fiscal year 2021, the Company received notification from the Small Business Administration that our $3.1 million PPP loan and related accrued interest were forgiven in full. The Company recorded the forgiveness as a gain on debt extinguishment in our consolidated financial statements resulting in the increase in Other Income for the fiscal year ended June 30, 2021. See Paycheck Protection Program Loan section above for details.
The increase in Interest expense for the fiscal year ended June 30, 2021 was primarily related to the recognition of the remaining balance of unamortized debt issuance costs and debt discount related to the senior secured term loan facility with Antara Capital Master Fund LP of $2.6 million into interest expense, related to the repayment of all amounts outstanding under the 2020 Antara Term Facility.
Non-GAAP Financial Measures - Adjusted EBITDA
Adjusted earnings before income taxes, depreciation, and amortization (“Adjusted EBITDA”) is a non-GAAP financial measure which is not required by or defined under GAAP. We use this non-GAAP financial measure for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that this non-GAAP financial measure provides useful information about our operating results, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to metrics used by our management in its financial and operational decision making. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including our net income or net loss or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with our net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of our profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, we utilize Adjusted EBITDA as a metric in our executive officer and management incentive compensation plans.
We define Adjusted EBITDA as U.S. GAAP net loss before (i) interest income (ii) interest expense on debt and reserves (iii) income tax expense (iv) depreciation (v) amortization (vi) stock-based compensation expense (vii) non-recurring fees and charges that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs and (viii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations.

Below is a reconciliation of U.S. GAAP net loss to Adjusted EBITDA for the fiscal years ended June 30, 2021, 2020, and 2019:

	Year ended June 30,
($ in thousands)	2021	2020	2019

Net loss	$(8,705)	$(40,595)	$(29,882)
Less: interest income	(1,159)	(1,595)	(1,555)
Plus: interest expense	4,013	2,597	2,992
Plus: income tax provision	370	1	262
Plus: depreciation expense included in cost of sales for rentals	1,404	2,711	3,074
Plus: depreciation and amortization expense in operating expenses	4,107	4,307	4,430
EBITDA	30	(32,574)	(20,679)
Plus: stock-based compensation (a)	9,075	3,029	1,750
Plus: investigation, proxy solicitation and restatement expenses (b)	—	19,810	16,073
Plus: asset impairment charge (c)	1,578	—	—
Less: gain on extinguishment of debt (d)	(3,065)	—	—
Plus: integration and acquisition costs (e)	—	—	1,338
Adjustments to EBITDA	7,588	22,839	19,161
Adjusted EBITDA	$7,618	$(9,735)	$(1,518)
(a)    As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b)    As an adjustment to EBITDA, we have excluded the professional fees incurred in connection with the non-recurring costs and expenses related to the 2019 Investigation, financial statement restatement activities, and proxy solicitation costs because we believe that they represent charges that are not related to our core operations.
(c)    As an adjustment to EBITDA, we have excluded the non-cash impairment charges related to long-lived operating lease right-of-use assets because we believe that these do not represent charges that are related to our core operations.
(d)     As an adjustment to EBITDA, we have excluded the one-time gain related to the forgiveness of our PPP loan.
(e)     As an adjustment to EBITDA, we have excluded the non-recurring costs and expenses incurred in connection with business acquisitions in order to allow more accurate comparison of the financial results to historical operations.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $88.1 million as of June 30, 2021; (2) the cash that may be provided by operating activities; and (3) up to $5 million available to be drawn on the 2021 JPMorgan Revolving Facility (as defined below in Item 7A). In addition, management continues to implement efficiencies in working capital that are designed to increase our cash balances.
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
During the year ended June 30, 2021, the Company entered into the 2021 JPMorgan Credit Agreement (as defined below in Item 7A) and repaid all amounts outstanding under the 2020 Antara Term Facility. The Company also paid $1.2 million to Antara for the commitment termination fee and prepayment premium, and paid $2.6 million towards the settlement of a consolidated shareholder class action lawsuit. For additional discussion on the litigation, see Note 17 to our Consolidated Financial Statements.
In the fourth quarter of fiscal year 2020, we received loan proceeds of approximately $3.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). On June 8, 2021, the SBA notified the Company of the forgiveness of the PPP Loan which covers the principal and related accrued interest. The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. Under the CARES Act, all borrowers are required to maintain their loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.
The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $17.1 million in the aggregate as of June 30, 2021. The Company continues to evaluate these liabilities and the amount and timing of any such payments.
The Company believes that its current financial resources will be sufficient to fund its current twelve-month operating budget from the date of issuance of these condensed consolidated financial statements.
Below are charts that reflect our cash liquidity and outstanding debt for the years ended June 30, 2021, 2020, and 2019.

Cash Flows
See Consolidated Statement of Cash Flows in Item 8 of this Annual Report for details on the changes in cash and cash equivalents classified by operating, investing and financing activities during our respective reporting periods.
Net cash provided by (used in) operating activities
Cash provided by operating activities was $8.2 million for the year ended June 30, 2021 compared to cash used in operating activities of $14.1 million for the year ended June 30, 2020. The $8.2 million cash provided by operating activities reflects our net loss of $8.7 million, $3.6 million utilized by changes in working capital accounts offset by $20.5 million in non-cash operating charges.
Cash utilized by working capital accounts of approximately $3.6 million was principally a function of a $10.1 million increase in accounts receivable driven by increased equipment sales and processing volumes in the fourth quarter of fiscal year 2021 offset by $7 million increase in accounts payable and accrued expenses which was comprised of funds owed to customers as a result of larger processing volumes in the fourth quarter of fiscal year 2021 and a reduction in the legal reserve due to the settlement of the shareholder class action lawsuit in fiscal year 2021.
Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, amortization of debt discounts and asset impairment charges offset by a gain recognized on the extinguishment of our PPP loan.
Net cash used in investing activities
Cash used in investing activities was $1.8 million for the year ended June 30, 2021 compared to cash used of $2.5 million in the same period in the prior year.
Net cash provided by financing activities
Cash provided by financing activities was $50.1 million for the year ended June 30, 2021 compared to cash provided of $20.9 million in the prior year. During the current fiscal year, the Company raised $52.4 million of proceeds (net of issuance costs) through a private placement transaction with respect to the sale of an aggregate of 5,730,000 shares of the Company’s common stock to accredited investors (described below). The Company paid $1.2 million as a prepayment penalty and commitment termination fee to Antara as part of the repayment of the 2020 Antara Term Facility and paid $0.5 million of debt issuance costs as a result of entering into the 2021 JPMorgan Credit Facility (described below in Item 7A).

CONTRACTUAL OBLIGATIONS
As of June 30, 2021, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments Due by Fiscal Year
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt and financing obligations (a)	$16,005	$829	$15,136	$40	$—
Operating lease obligations (b)	5,581	1,460	2,521	1,335	265
Purchase obligations (c)	27,750	6,938	20,812	—	—
Total contractual obligations	$49,336	$9,227	$38,469	$1,375	$265
(a)    Our debt and financing obligations include both principal and interest obligations. As of June 30, 2021, an interest rate of 5% was used to compute the amount of the contractual obligations for interest on the 2021 JPMorgan Credit Agreement. See Note 10 to the consolidated financial statements for further information.
(b)    Operating lease obligations represent our undiscounted operating lease liabilities as of June 30, 2021. See Note 3 to the consolidated financial statements for further information.
(c)    Purchase obligations primarily represent firm commitments to purchase inventory. See Note 17 to the consolidated financial statements for further information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2021 we are exposed to market risk related to changes in interest rates on our outstanding borrowings. On August 14, 2020, the Company repaid all amounts outstanding under the 2020 Antara Term Facility and entered into a credit agreement with JPMorgan Chase Bank, N.A (the “2021 JPMorgan Credit Agreement”) for a $5 million secured revolving credit facility (the “2021 JPMorgan Revolving Facility”) and a $15 million secured term facility (the “2021 JPMorgan Secured Term Facility” and together with the 2021 JPMorgan Revolving Facility, the “2021 JPMorgan Credit Facility”). The 2021 JPMorgan Credit Facility has a three-year maturity, with interest determined, at the Company’s option, on a base rate of LIBOR or Prime Rate plus an applicable spread tied to the Company’s total leverage ratio and having ranges between 2.75% and 3.75% for Prime rate loans and between 3.75% and 4.75% for LIBOR rate loans. Currently our borrowings are subject to a LIBOR based interest rate. An increase of 100 basis points in Prime Rate or LIBOR Rate would not have a material impact on our interest expense or condensed consolidated financial statements.

We are also exposed to market risk related to changes in interest rates on our cash investments. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of June 30, 2021.

Item 8. Financial Statements and Supplementary Data.
CANTALOUPE, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cantaloupe, Inc.
Malvern, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cantaloupe, Inc. (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 3, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2020, the Company changed its method of accounting for credit losses due to the adoption of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, and effective July 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASC Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Notes 2 and 4 to the consolidated financial statements, the Company had consolidated revenues for the year ended June 30, 2021 of $167 million. The Company recognizes revenue as performance obligations within a contract are satisfied in an amount the Company expects to be entitled in exchange for those goods or services. Complex arrangements may require significant judgment in contract interpretation to determine the appropriate accounting.

We identified revenue recognition as a critical audit matter. Significant judgment is exercised by the Company when determining revenue recognition for customer contracts including i) whether the Company is the principal or an agent to a transaction and ii) the transaction price allocations for contracts with multiple performance obligations. Auditing these elements involved significant auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:

•Assessing management’s determination of whether the Company acts as principal or agent for the bundle of services contracted by the customer.
•Testing a sample of revenue contracts to evaluate i) management’s identification of the nature and extent of performance obligations by reading the related contract and evaluating the appropriateness of management’s application of their accounting policies and ii) management’s allocation of the transaction price to the applicable performance obligations.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.
Philadelphia, Pennsylvania
September 3, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cantaloupe, Inc.
Malvern, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Cantaloupe, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as “the financial statements”) and our report dated September 3, 2021 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
September 3, 2021

Cantaloupe, Inc.
Consolidated Balance Sheets

	As of June 30,
($ in thousands, except per share data)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$88,136	$31,713
Accounts receivable, net	27,470	17,273
Finance receivables, net	7,967	7,468
Inventory, net	5,292	9,128
Prepaid expenses and other current assets	2,414	1,782
Total current assets	131,279	67,364

Non-current assets:
Finance receivables due after one year, net	11,632	11,213
Property and equipment, net	5,570	7,872
Operating lease right-of-use assets	3,049	5,603
Intangibles, net	19,992	23,033
Goodwill	63,945	63,945
Other assets	2,205	1,993
Total non-current assets	106,393	113,659

Total assets	$237,672	$181,023

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$36,775	$27,058
Accrued expenses	26,460	30,265
Current obligations under long-term debt	675	3,328
Deferred revenue	1,763	1,698
Total current liabilities	65,673	62,349

Long-term liabilities:
Deferred income taxes	179	137
Long-term debt, less current portion	13,644	12,435
Operating lease liabilities, non-current	3,645	4,749
Total long-term liabilities	17,468	17,321

Total liabilities	$83,141	$79,670
Commitments and contingencies (Note 17)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $21,447 and $20,779 at June 30, 2021 and 2020, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized	—	—
Common stock, no par value, 640,000,000 shares authorized, 71,258,047 and 65,196,882 shares issued and outstanding at June 30, 2021 and 2020, respectively	462,775	401,240
Accumulated deficit	(311,382)	(303,025)
Total shareholders’ equity	151,393	98,215
Total liabilities, convertible preferred stock and shareholders’ equity	$237,672	$181,023
See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Operations

	Year ended June 30,
($ in thousands, except per share data)	2021	2020	2019

Revenues:
License and transaction fees	$139,242	$133,167	$122,908
Equipment sales	27,697	29,986	21,558
Total revenues	166,939	163,153	144,466

Costs of sales:
Cost of license and transaction fees	83,617	82,980	79,980
Cost of equipment sales	29,296	33,900	24,301
Total costs of sales	112,913	116,880	104,281

Gross profit	54,026	46,273	40,185

Operating expenses:
Selling, general and administrative	58,624	61,748	46,527
Investigation, proxy solicitation and restatement expenses	—	19,810	16,073
Depreciation and amortization	4,107	4,307	4,430
Integration and acquisition costs	—	—	1,338
Total operating expenses	62,731	85,865	68,368

Operating loss	(8,705)	(39,592)	(28,183)

Other income (expense):
Interest income	1,159	1,595	1,555
Interest expense	(4,013)	(2,597)	(2,992)
Other income	3,224	—	—
Total other income (expense), net	370	(1,002)	(1,437)

Loss before income taxes	(8,335)	(40,594)	(29,620)
Provision for income taxes	(370)	(1)	(262)

Net loss	(8,705)	(40,595)	(29,882)
Preferred dividends	(668)	(668)	(668)
Net loss applicable to common shares	$(9,373)	$(41,263)	$(30,550)

Net loss per common share
Basic and diluted	$(0.14)	$(0.66)	$(0.51)
Weighted average number of common shares outstanding used to compute net loss per share applicable to common shares
Basic and diluted	67,002,438	62,980,193	60,061,243

See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Accumulated Deficit	Total
($ in thousands, except shares)	Shares	Amount
Balance, June 30, 2018	59,998,811	$375,436	$(232,748)	$142,688

Cumulative effect adjustment for ASC 606 adoption	—	—	200	200
Stock based compensation	20,627	1,618	—	1,618
Repurchase of stock option awards	—	(120)	—	(120)
Retirement of common stock	(10,957)	(81)	—	(81)
Net loss	—	—	(29,882)	(29,882)
Balance, June 30, 2019	60,008,481	$376,853	$(262,430)	$114,423

Stock based compensation	752,808	3,110	—	3,110
Issuance of common stock in relation to private placement, net of offering costs incurred of $1,102	3,800,000	16,777	—	16,777
Issuance of common stock to Hudson Executive Capital LP	635,593	4,500	—	4,500
Net loss	—	—	(40,595)	(40,595)
Balance, June 30, 2020	65,196,882	401,240	(303,025)	98,215

Impact of adoption of ASC 326	—	—	348	348
Stock-based compensation and exercises (net)	319,011	9,145	—	9,145
Issuance of common stock in relation to private placement, net of offering costs incurred of $2,618	5,730,000	52,390	—	52,390
Exercise of warrants	12,154	—	—	—
Net loss	—	—	(8,705)	(8,705)
Balance, June 30, 2021	71,258,047	462,775	(311,382)	151,393

See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30,
($ in thousands)	2021	2020	2019

Cash flows from operating activities:
Net loss	$(8,705)	$(40,595)	$(29,882)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	9,075	3,029	1,750
Amortization of debt issuance costs and discounts	2,735	1,283	301
Reimbursement of shareholder proxy solicitation costs	—	4,500	—
Provision for expected losses	1,236	2,958	2,534
Provision for inventory reserve	693	681	3,172
Depreciation and amortization included in operating expenses	4,107	4,307	4,430
Depreciation included in cost of sales for rental equipment	1,405	2,710	3,074
Property and equipment write-off	1,658	—	—
Gain on extinguishment of debt	(3,065)	—	—
Operating lease right-of-use asset impairment	1,578	—	—
Other	1,104	2,103	665
Changes in operating assets and liabilities:
Accounts receivable	(10,126)	1,818	(8,706)
Finance receivables	(1,877)	547	(669)
Inventory	3,142	1,463	(5,607)
Prepaid expenses and other assets	(847)	(563)	(395)
Accounts payable and accrued expenses	7,013	2,988	1,293
Operating lease liabilities	(1,014)	(1,384)	—
Deferred revenue	65	16	(132)
Net cash provided by (used in) operating activities	8,177	(14,139)	(28,172)

Cash flows from investing activities:
Purchase of property and equipment	(1,838)	(2,538)	(4,875)
Proceeds from sale of property and equipment	10	44	116
Net cash provided by (used in) investing activities	(1,828)	(2,494)	(4,759)

Cash flows from financing activities:
Cash used in retirement of common stock	—	—	(81)
Proceeds from long-term debt issuance by Antara, net of issuance costs paid to Antara	—	14,248	—
Proceeds from equity issuance by Antara, net of issuance costs paid to Antara	—	17,879	—
Proceeds from PPP Loan	—	3,065	—
Payment of repurchase of common stock awards	—	—	(120)
Payment of third-party debt issuance costs	—	(1,980)	(156)
Proceeds from long-term debt issuance by JPMorgan Chase Bank, N.A., net of debt issuance costs	14,550	—	—
Repayment of long-term debt	(15,744)	(2,522)	(23,254)
Proceeds from (repayments of) Revolving Credit Facility	—	(10,000)	—
Proceeds from private placement	55,008	—	—
Payment of equity issuance costs	(2,618)	—	—
Payment of Antara prepayment penalty and commitment termination fee	(1,200)	—	—
Proceeds from exercise of common stock options	78	192	42
Net cash provided by (used in) financing activities	50,074	20,882	(23,569)

Net increase (decrease) in cash and cash equivalents	56,423	4,249	(56,500)
Cash and cash equivalents at beginning of year	31,713	27,464	83,964
Cash and cash equivalents at end of year	$88,136	$31,713	$27,464

Supplemental disclosures of cash flow information:
Interest paid in cash	$1,055	$1,314	$2,793

See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Notes to Consolidated Financial Statements
1. BUSINESS
On March 29, 2021, USA Technologies, Inc. filed Articles of Amendment to its Amended and Restated Articles of Incorporation with the Pennsylvania Department of State to effect a change of the Company’s name from “USA Technologies, Inc.” to “Cantaloupe, Inc.,” effective as of April 15, 2021. On April 19, 2021, the Company’s common stock, no par value per share (the “Common Stock”), began trading on the NASDAQ Global Select Market under the ticker symbol “CTLP” and the Company’s Series A Convertible Preferred Stock, no par value per share, began trading on the OTC Markets’ Pink Open Market under the trading symbol, “CTLP”.

Cantaloupe, Inc. (“Cantaloupe” or the “Company”) is a digital payments and software services company that provides end-to-end technology solutions for the unattended retail market. We are transforming the unattended retail world by offering a solution for payments processing, as well as one that handles inventory management, pre-kitting, route logistics, warehouse and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, car wash and electric vehicle charging stations, commercial laundry, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.

The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.

Certain prior period amounts have been reclassified to conform with current year presentation. Additionally, in connection with the preparation of the condensed consolidated financial statements for the three months ended September 30, 2020, December 31, 2020 and March 31, 2021, the Company identified adjustments that related to prior period activity. The Company analyzed the potential impact of the errors in accordance with the appropriate guidance, from both a qualitative and quantitative perspective, and concluded that the errors were not material to the previously issued quarterly or annual financial statements and the correcting adjustments are included within the fiscal year ended June 30, 2021 financial statements.

Impact of COVID-19

The coronavirus (COVID-19) was first identified in China in December 2019, and subsequently declared a global pandemic in March 2020 by the World Health Organization. COVID-19 containment measures began in parts of the United States in March 2020 resulting in forced closure of non-essential businesses and social distancing protocols. As a result, COVID-19 has impacted our business, significantly reducing foot traffic to distributed assets containing our electronic payment solutions and reducing discretionary spending by consumers. The Company did not observe meaningful reductions in processing volume until middle of March 2020, when average daily processing volume decreased approximately 40%. By middle of April 2020, processing volumes began to recover and have improved through June 2021 and we are now operating at pre-pandemic levels of volumes.

In response to the outbreak and business disruption, first and foremost, we prioritized the health and safety of our employees while continuing to diligently serve our customers. An internal task force was created at the start of the pandemic to develop measures to protect the business in light of the volatility and uncertainty caused by the COVID-19 pandemic. This included such aspects as ensuring the safety of our employees and our community by implementing work from home policies, conserving liquidity, evaluating cost saving actions, partnering with customers to position Cantaloupe for renewed growth post crisis, and temporarily pausing plans for international expansion. The liquidity conservation and cost savings initiatives included: a 20% salary reduction for the senior leadership team through December 2020; deferral of all cash-based director fees until calendar year 2021; a temporary furlough of approximately 10% of our employee base; negotiations with and concessions from vendors in regard to cost reductions and/or payment deferrals; an increased collection effort to reduce outstanding accounts receivables; and various supply chain/inventory improvements. During the summer of 2020 as restrictions lifted, our offices were opened with strict guidelines for social distancing and with adherence to state and local mandates. All of our furloughed employees returned to work by June 26, 2020. Many of our employees continue to work remotely full-time or part-time throughout fiscal year 2021. To date, our supply chain network has not been significantly disrupted and we are continuously monitoring for the impact from COVID-19. In addition, the Company received loan proceeds from the Paycheck Protection Program in the fourth quarter of fiscal year 2020 and our repayment obligations were forgiven in the fourth quarter of fiscal year 2021. See Note 10 for additional information.

While we are encouraged by the recent gradual lifting of pandemic-related closures and other containment measures across the country, we continue to monitor the continuously evolving situation and follow guidance from federal, state and local public health authorities. Given the potential uncertainty of the situation, the Company cannot, at this time, reasonably estimate the longer-term repercussions of COVID-19 on our financial condition, results of operations or cash flows in the future.

As of June 30, 2021, we have evaluated the potential impact of the COVID-19 outbreak on our financial statements, including, but not limited to, the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease right-of-use assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.
2. ACCOUNTING POLICIES
CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable include amounts due to the Company for sales of equipment, other amounts due from customers, merchant service receivables, and unbilled amounts due from customers, net of the allowance for uncollectible accounts. The Company maintains an allowance for doubtful accounts for losses resulting from the inability of its customers to make required payments, including from a shortfall in the customer transaction fund flow from which the Company would normally collect amounts due.

On July 1, 2020, we adopted ASC Topic 326, Financial Instruments - Credit Losses ("Topic 326"). Implementation of this standard is discussed below under "Measurement of Credit Losses on Financial Instruments".
The allowance is calculated under an expected loss model rather than an incurred loss model. We estimate our allowance using an aging analysis of the receivables balances, primarily based on historical loss experience, as there have been no significant changes in the mix or risk characteristics of the receivable revenue streams used to calculate historical loss rates. We also take into consideration that receivables for monthly service fees that are collected as part of the flow of funds from our transaction processing service have a lower risk profile than receivables for equipment and service fees billed under the Company’s standard payment terms of 30 to 60 days from invoice issuance, and adjust our aging analysis to incorporate those risk assessments. Current conditions are analyzed at each measurement date as we reassess whether our receivables continue to exhibit similar risk characteristics as the prior measurement date, and determine if the reserve calculation needs to be adjusted for new developments, such as a customer’s inability to meet its financial obligations. Lastly, we also factor reasonable and supportable economic expectations into our allowance estimate for the asset’s entire expected life, which is generally less than one year.
The Company writes off receivable balances against the allowance when management determines the balance is uncollectible and the Company ceases collection efforts. Management believes that the allowance recorded is adequate to provide for its estimated credit losses.
Estimating an allowance requires us to apply judgment in relying on historical customer payment experience, regularly analyzing the financial condition of our customers, and developing macroeconomic forecasts to adequately cover expected credit losses on our receivables. By nature, such estimates are highly subjective, and it is possible that the amount of accounts receivables that we are unable to collect may be different than the amounts initially estimated in the allowance.
FINANCE RECEIVABLES
The Company offers extended payment terms to certain customers for equipment sales under its Quick Start Program. Agreements under the Quick Start Program are accounted for as sales-type leases. Accordingly, the future minimum lease payments are classified as finance receivables in the Company’s consolidated balance sheets. Finance receivables or Quick Start leases are generally for a sixty month term. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

Finance receivables are carried at their contractual amount net of allowance for doubtful accounts. On July 1, 2020, we adopted Topic 326. Implementation of this standard is discussed below under "Measurement of Credits Losses on Financial Instruments".
The allowance is calculated under an expected loss model rather than an incurred loss model. We estimate our allowance utilizing historical experience of payment performance, current conditions of the customer, and reasonable and supportable economic forecasts of collectability for the asset’s entire expected life, which is generally a sixty month term for finance receivables. Historical loss experience is utilized as there have been no significant changes in the mix or risk characteristics of the receivable revenue streams used to calculate historical loss rates. Current conditions are analyzed at each measurement date to reassess whether our receivables continue to exhibit similar risk characteristics as the prior measurement date, and determine if the reserve calculation needs to be adjusted for new developments, such as a customer’s inability to meet its financial obligations. Finance receivables are charged off against the allowance for credit losses when management determines that the finance receivables are uncollectible and the Company ceases collection efforts.

Estimating an allowance requires us to apply judgment in relying on historical customer payment experience, regularly analyzing the financial condition of our customers, and developing macroeconomic forecasts to adequately cover expected credit losses on our receivables. By nature, such estimates are highly subjective, and it is possible that the amount of finance receivables that we are unable to collect may be different than the amounts initially estimated in the allowance.
INVENTORY, NET
Inventory consists of finished goods. The company's inventories are valued at the lower of cost or net realizable value, generally using a weighted-average cost method.
The Company establishes allowances for slow-moving inventory based upon quality considerations and assumptions about future demand and market conditions. The inventory reserve was $3.5 million and $2.8 million for the years ended June 30, 2021 and 2020, respectively.
PROPERTY AND EQUIPMENT, NET
Property and equipment are recorded at either cost or, in the instance of an acquisition, the estimated fair value on the date of the acquisition, and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term. Depreciation expense on our property and equipment, excluding property and equipment used for rentals, is included in “Depreciation and amortization” in the Consolidated Statements of Operations. Depreciation expense on our property and equipment used for rentals is included in “Cost of license and transaction fees” in the Consolidated Statements of Operations. Additions and improvements that extend the estimated lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred.

GOODWILL
The Company’s goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. Goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. We test goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that impairment may have occurred. Goodwill is reviewed for impairment utilizing either a qualitative or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. An impairment charge is recognized for the amount by which, if any, the carrying value exceeds the reporting unit’s fair value. However, the loss recognized cannot exceed the reporting unit’s goodwill balance.
The quantitative impairment test process requires valuation of the reporting unit, which we determine using the income approach, the market approach or a combination of the two approaches. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated future cash flows derived from assumptions that include expected growth rates and revenues, projected expenses, discount rates, capital expenditures and income tax rates. Under the market approach, we estimate the fair value based on the quoted stock price, recent equity transactions of our business, market transactions involving similar businesses and market comparables.
The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill during the years ended June 30, 2021, 2020, or 2019. Subsequent to our annual impairment test, no indicators of impairment were identified.
INTANGIBLE AND LONG-LIVED ASSETS
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
There were no indefinite-lived intangible assets at June 30, 2021 or 2020.
The Company reviews its finite-lived intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Fair value of finite-lived intangible assets and property and equipment is based on various valuation techniques. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.
The Company has concluded that the carrying amount of intangible assets is recoverable as of June 30, 2021 and 2020. The Company recorded an impairment charge relating to our right-of-use assets of $1.6 million for the year ended June 30, 2021.
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

CONCENTRATION OF RISKS
Concentration of revenue with customers subject the Company to operating risks. Approximately 16%, 16% and 17% of the Company’s revenue for the years ended June 30, 2021, 2020 and 2019, respectively, were concentrated with one customer. The Company’s customers are principally located in the United States.
REVENUE RECOGNITION
The revenue recognition guidance provides a single model to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue using a five-step model resulting in revenue being recognized as performance obligations within a contract have been satisfied. The steps within that model include: (i) identifying the existence of a contract with a customer; (ii) identifying the performance obligations within the contract; (iii) determining the contract’s transaction price; (iv) allocating the transaction price to the contract’s performance obligations; and, (v) recognizing revenue as the contract’s performance obligations are satisfied. Judgment is required to apply the principles-based, five-step model for revenue recognition. Management is required to make certain estimates and assumptions about the Company’s contracts with its customers, including, among others, the nature and extent of its performance obligations, its transaction price amounts and any allocations thereof, the events which constitute satisfaction of its performance obligations, and when control of any promised goods or services is transferred to its customers. The standard also requires certain incremental costs incurred to obtain or fulfill a contract to be deferred and amortized on a systematic basis consistent with the transfer of goods or services to the customer.
The Company provides an end-to-end payment solution which integrates hardware, software, and payment processing in the unattended retail market. The Company has contractual agreements with customers that set forth the general terms and conditions of the relationship, including pricing of goods and services, payment terms and contract duration. Revenue is recognized when the obligation under the terms of the Company’s contract with its customer is satisfied and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.
The Company’s business model is to act as the Merchant of Record for its sellers. We provide cashless vending payment services in exchange for monthly service fees, in addition to collecting usage-based consideration for completed transactions. The contracts we enter into with third-party suppliers provide us with the right to access and direct their services when processing a transaction. The Company combines the services provided by third-party suppliers to enable customers to accept cashless payment transactions, indicating that it controls all inputs in directing their use to create the combined service. Additionally, the Company sells cashless payment devices (e.g., e-Ports, Seed), which are either directly sold or leased through the Company's QuickStart or JumpStart programs.
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

Equipment sales represent a separate performance obligation, the majority of which is satisfied at a point in time through outright sales or sales-type leases when the equipment is delivered to the customer. Revenues related to JumpStart equipment are recognized over time as the customer obtains the right to use the equipment through an operating lease. Clients are billed for equipment sales on a monthly basis, with payment due based on the Company’s standard payment terms which is typically within 30 to 60 days of invoice issuance.
The Company will occasionally offer volume discounts, rebates or credits on certain contracts, which is considered variable consideration. The Company uses either the most-likely or estimated value method to estimate the amount of the consideration, based on what the Company expects to better predict the amount of consideration to which it will be entitled to on a contract-by-contract basis. The Company will qualitatively assess if the variable consideration should be limited to prevent possible significant reversals of revenue in future reporting periods.
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
The Company’s standard payment terms are payment is due within 30 to 60 days of invoice issuance. The Company uses the practical expedient and does not recognize a significant financing component for payment considerations of less than one year.
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
In order to determine the appropriate amortization period for contract costs, the Company considers a number of factors, including expected early terminations, estimated terms of customer relationships, the useful lives of technology Cantaloupe uses to provide goods and services to its customers, whether future contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. The Company amortizes these assets over the expected period of benefit. Costs to obtain a contract with an expected period of benefit of one year or less are expensed when incurred.
Revenue from the sale of QuickStart lease of equipment is recognized on the terms of free-on-board shipping point. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. License fees for access to the Company’s devices and network services are recognized on a monthly basis. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for license and transaction fee refunds on a monthly basis.
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
LEASES

Lessee Accounting
The Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for office space, warehouses and office equipment. Cantaloupe’s leases have lease terms of one year to eight years and some include options to extend and/or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants.
Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease Right-of-Use (“ROU”) assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is the collateralized rate of interest that we would pay to borrow over a similar term an amount equal to the lease payments, based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Cantaloupe has lease agreements with lease and non-lease components. The Company uses the practical expedient related to treating lease and non-lease components as a single lease component for all leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred.
The Company follows the guidance contained in ASC 360, Impairment or Disposal of Long-Lived Assets and reviews its ROU assets for events or changes in circumstances that may indicate that the carrying amount of such assets may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of an ROU exceeds its net realizable value, the asset will be written down to its fair value. The Company recorded an right-of-use asset impairment charge relating to optimizing its corporate real estate footprint of $1.6 million for the year ended June 30, 2021.
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

The Company also uses the practical expedient related to treating lease and non-lease components as a single component for those leases where the timing and pattern of transfer for the non-lease component and associated lease component are the same and the stand-alone lease component would be classified as an operating lease if accounted for separately. The combined component is then accounted for under Topic 606 or Topic 842 depending on the predominant characteristic of the combined component, which was Topic 606 for the Company's operating leases. All QuickStart leases are sales-type and do not qualify for the election.
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
RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses are expensed as incurred and primarily consist of personnel, contractors and product development costs. Research and development expenses, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations, were approximately $3.9 million, $3.8 million and $4.6 million, for the fiscal years ended June 30, 2021, 2020, and 2019, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.
SOFTWARE DEVELOPMENT COSTS

We capitalize qualifying internally-developed software development costs incurred during the application development stage, as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. Capitalized software development costs are included in “Property and equipment, net” on our consolidated balance sheets and are amortized on a straight-line basis over their expected useful lives.

ACCOUNTING FOR EQUITY AWARDS
The cost of services received in exchange for an award of equity instruments related to employees and non-employees is based on the grant-date fair value of the award and allocated over the requisite service period of the award. When the requisite service period precedes the grant date, the Company begins recognizing compensation cost before a grant date is established.
These costs are recorded in selling, general and administrative expenses.
LOSS CONTINGENCIES

From time to time, we are involved in litigation, claims, contingencies and other legal matters. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's management team evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates it is probable that a loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.
SALES TAX RESERVE

The Company has recorded a contingent liability for sales tax, included in accrued expenses in the consolidated balance sheet. On a quarterly basis, the Company accrues interest on the unpaid balance. The estimated liability is adjusted upon the payment of sales tax related to the accrual, the changes in state tax laws that may impact the accrual and the expiration of the statute of limitations for open years under review. The liability includes significant judgments and estimates that may change in the future, and the actual liability may be different from our current estimate. Future changes to the sales tax reserve amount will be recorded within selling, general, and administrative expenses in the consolidated statements of operations and accrued expenses in the consolidated balance sheets.
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
Tax positions must meet a “more-likely-than-not” recognition threshold to be recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. Interest and penalties related to uncertain tax positions incurred during the fiscal years ended June 30, 2021, 2020, and 2019 were immaterial.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years ended June 30, 2017 through June 30, 2020 remain open to examination by taxing jurisdictions to which the Company is subject.  While the statute of limitations has expired for years prior to the year ended June 30, 2017, changes in reported losses for those years are examinable by tax authorities to the extent that operating loss carryforwards from those prior years impact upon taxable income in current years. As of June 30, 2021, the Company did not have any income tax examinations in process.
EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effects of common stock equivalents unless the effects of such common stock equivalents are anti-dilutive. For the years ended June 30, 2021, 2020 and 2019, no effect for common stock equivalents was considered in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting pronouncements adopted

Measurement of Credit Losses on Financial Instruments

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

The adoption of this pronouncement resulted in a net decrease of $0.3 million in retained earnings, with an offsetting adjustment to the allowance for doubtful accounts and finance receivables as of July 1, 2020.

The following table represents a roll forward of the allowance for doubtful accounts for accounts and finance receivables for the year ending June 30, 2021:

	Year ended June 30, 2021
($ in thousands)	Accounts receivable	Finance receivable

Beginning balance of allowance at June 30, 2020, prior to adopting ASC 326	7,676	150
Impact of adoption of ASC 326	(757)	409
Provision for expected losses	686	550
Write-offs	(991)	—
Balance at June 30, 2021	6,614	1,109

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

3. LEASES
Lessee accounting
On July 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method applying the guidance to leases existing as of the effective date. Topic 842 requires, among other items, lessees to recognize a ROU asset and a related lease liability for most leases on the balance sheet. Lessees and lessors are required to disclose quantitative and qualitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company determined that there was no cumulative effect adjustment to retained earnings on the consolidated balance sheet at the date of adoption. Periods prior to the adoption on July 1, 2019 are presented under guidance outlined in Topic 840.
The Company’s adoption of Topic 842 resulted in an increase in the Company’s assets and liabilities of approximately $3.9 million at July 1, 2019, and did not have a material impact to the Company’s consolidated statements of operations or its consolidated statements of cash flows.
The Company determines if an arrangement is a lease at inception. The Company has operating leases for office space, warehouses and office equipment. The exercise of lease renewal options is at the Company’s sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants.

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

At June 30, 2021, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Balance Sheet Classification	As of June 30, 2021	As of June 30, 2020

Assets
Operating leases	Operating lease right-of-use assets	$3,049	$5,603

Liabilities
Current	Accrued expenses	1,166	1,075
Long-term	Operating lease liabilities, non-current	3,645	4,749
Total lease liabilities		$4,811	$5,824
Components of lease cost are as follows:

($ in thousands)	Year ended June 30, 2021	Year ended June 30, 2020

Operating lease costs*	$2,079	$2,525
* Includes short-term lease and variable lease costs, which are not material.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Year ended June 30, 2021	Year ended June 30, 2020

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,635	$1,784

Non-cash activity
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities	$—	$3,384

Weighted-average remaining lease term and discount rate for our leases are as follows:

	Year ended June 30, 2021	Year ended June 30, 2020
Weighted-average remaining lease term (years)
Operating leases	4.3	5.2

Weighted-average discount rate
Operating leases	6.9%	6.8%

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases
2022	$1,460
2023	1,492
2024	1,029
2025	707
2026	628
Thereafter	265
Total lease payments	$5,581
Less: Imputed interest	(770)
Present value of lease liabilities	$4,811
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
Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	June 30, 2021	June 30, 2020
Cost	$26,753	32,445
Accumulated depreciation	(24,487)	(27,745)
Net	$2,266	$4,700
The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of June 30, 2021 are disclosed within Note 6, Finance Receivables.
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
The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of June 30, 2021

2022	$13,275
2023	11,492
2024	7,375
2025	3,698
2026	1,809
Thereafter	17
Total	$37,666
Contract Liabilities
The Company's contract liability (i.e., deferred revenue) balances are as follows:

	Year ended June 30,
($ in thousands)	2021	2020

Deferred revenue, beginning of the period	$1,698	$1,681
Deferred revenue, end of the period	1,763	1,698
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	595	777
The change in the contract liabilities year-over-year is primarily the result of timing difference between the Company's satisfaction of a performance obligation and payment from the customer.
Contract Costs
At June 30, 2021, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $2 million included in Other noncurrent assets on the Consolidated Balance Sheet. None of these capitalized contract costs were impaired. During the year ended June 30, 2021, amortization of capitalized contract costs was $0.6 million.
At June 30, 2020, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $1.8 million included in Other noncurrent assets on the Consolidated Balance Sheet. None of these capitalized contract costs were impaired. During the year ended June 30, 2020, amortization of capitalized contract costs was $0.5 million.

5. LOSS PER SHARE CALCULATION
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

	Year ended June 30,
($ in thousands, except per share data)	2021	2020	2019

Numerator for basic and diluted loss per share
Net loss	$(8,705)	$(40,595)	$(29,882)
Preferred dividends	(668)	(668)	(668)
Net loss available to common shareholders	$(9,373)	$(41,263)	$(30,550)

Denominator for basic loss per share - Weighted average shares outstanding	67,002,438	62,980,193	60,061,243
Effect of dilutive potential common shares	—	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	67,002,438	62,980,193	60,061,243

Basic and diluted loss per share	$(0.14)	$(0.66)	$(0.51)
Anti-dilutive shares excluded from the calculation of diluted loss per share were 4,139,745, 2,779,222, and 1,297,073 for the years ended June 30, 2021, 2020 and 2019, respectively.
6. FINANCE RECEIVABLES
The Company’s finance receivables consist of financed devices under the QuickStart program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of June 30, 2021 and 2020, finance receivables consist of the following:

	As of June 30,
($ in thousands)	2021	2020

Current finance receivables, net	$7,967	$7,468
Finance receivables due after one year, net	11,632	11,213
Total finance receivables, net of allowance of $1,109 and $150, respectively	$19,599	$18,681
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

At June 30, 2021, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$6,504	$4,109	$3,751	$2,522	$1,249	$982	$19,117
30 days and under	20	67	90	93	11	1	282
31 - 60 days	4	9	22	2	1	—	38
61 - 90 days	10	42	66	54	10	—	182
Greater than 90 days	46	69	490	419	54	11	1,089
Total finance receivables	$6,584	$4,296	$4,419	$3,090	$1,325	$994	$20,708

At June 30, 2020, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$4,950	$4,406	$4,811	$2,730	$555	$22	$17,474
30 days and under	40	66	121	28	11	1	267
31 - 60 days	13	15	13	—	—	—	41
61 - 90 days	10	44	62	19	3	—	138
Greater than 90 days	22	263	537	67	14	8	911
Total finance receivables	$5,035	$4,794	$5,544	$2,844	$583	$31	$18,831

At June 30, 2021, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

High ratio customers	$6,184	$3,963	$3,602	$2,362	$1,181	$975	$18,267
Low ratio customers	400	333	817	728	144	19	2,441
Total finance receivables	$6,584	$4,296	$4,419	$3,090	$1,325	$994	$20,708

At June 30, 2020, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

High ratio customers	$4,801	$4,209	$4,402	$2,521	$356	$14	$16,303
Low ratio customers	234	585	1,142	323	227	17	2,528
Total finance receivables	$5,035	$4,794	$5,544	$2,844	$583	$31	$18,831

The following table represents a rollforward of the allowance for finance receivables for the year ending June 30, 2021 and 2020:

($ in thousands)	Year ended June 30, 2021	Year ended June 30, 2020

Balance at June 30	$150	$606
Impact of ASC 326*	409	—
Provision for expected losses	550	142
Write-offs	—	(598)
Balance June 30	$1,109	$150
* The Company adopted ASC 326 on July 1, 2020.

Cash to be collected on our performing finance receivables due for each of the fiscal years after June 30, 2021 are as follows:

($ in thousands)

2022	$11,764
2023	5,669
2024	3,852
2025	2,314
2026	983
Thereafter	13
Total amounts to be collected	24,595
Less: interest	(3,887)
Less: allowance for nonperforming receivables	(1,109)
Total finance receivables	$19,599

7. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

		As of June 30, 2021
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$6,497	$(6,212)	$285
Internal-use software	3-5 years	4,523	(1,821)	2,702
Property and equipment used for rental program	5 years	26,753	(24,487)	2,266
Furniture and equipment	3-7 years	1,471	(1,222)	249
Leasehold improvements	(a)	192	(124)	68
		$39,436	$(33,866)	$5,570

		As of June 30, 2020
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$6,371	$(6,183)	$188
Internal-use software	3-5 years	3,928	(1,344)	2,584
Property and equipment used for rental program	5 years	32,445	(27,745)	4,700
Furniture and equipment	3-7 years	1,554	(1,252)	302
Leasehold improvements	(a)	286	(188)	98
		$44,584	$(36,712)	$7,872
(a) Lesser of lease term or estimated useful life
The Company's total depreciation expense is comprised of depreciation included in our cost of sales for rental equipment and depreciation included in our operating expenses. Depreciation expense included within cost of sales for rental equipment was $1.4 million, $2.7 million, and $3.1 million for the years ended June 30, 2021, 2020, and 2019, respectively. Depreciation expense included within operating expenses for the years ended June 30, 2021, 2020, and 2019 was $1 million, $1.2 million and $1.3 million, respectively.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible asset balances consisted of the following:

	As of June 30, 2021			Amortization Period
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and tradenames	$1,640	$(840)	$800	3 - 7 years
Developed technology	10,939	(6,890)	4,049	5 - 6 years
Customer relationships	19,049	(3,906)	15,143	10 - 18 years
Total intangible assets	$31,628	$(11,636)	$19,992

Goodwill	$63,945	$—	$63,945	Indefinite

	As of June 30, 2020			Amortization Period
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and tradenames	$1,695	$(699)	$996	3 - 7 years
Developed technology	10,939	(5,110)	5,829	5 - 6 years
Customer relationships	19,049	(2,841)	16,208	10 - 18 years
Total intangible assets	$31,683	$(8,650)	$23,033

Goodwill	$63,945	$—	$63,945	Indefinite
For the years ended June 30, 2021, 2020 and 2019, amortization expense related to intangible assets was $3.1 million, $3.1 million and $3.2 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 11.43 years as of June 30, 2021, of which the weighted-average remaining useful life for the brand and tradenames was 3.4 years, for the developed technology was 2.3 years, and for the customer relationships was 14.3 years.
Estimated annual amortization expense for intangible assets is as follows (in thousands):

2022	$3,018
2023	3,018
2024	1,917
2025	1,155
2026	1,058
Thereafter	9,826
$19,992

9. ACCRUED EXPENSES
Accrued expenses consisted of the following as of June 30, 2021 and 2020:

	As of June 30,
($ in thousands)	2021	2020

Sales tax reserve	$17,099	$20,036
Accrued compensation and related sales commissions	4,233	2,757
Operating lease liabilities, current	1,166	1,075
Accrued professional fees	1,739	924
Income taxes payable	368	123
Accrued other taxes and filing fees	1,082	220
Accrued other, including settlement of shareholder class action lawsuit	773	5,130
Total accrued expenses	$26,460	$30,265

10. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of June 30, 2021 and 2020 consisted of the following:

	As of June 30,
($ in thousands)	2021	2020

2020 Antara Term Facility	$—	$15,000
2021 JPMorgan Credit Facility	14,437	—
PPP and other loans	113	3,358
Less: unamortized issuance costs and debt discount	(231)	(2,595)
Total	14,319	15,763
Less: debt and other financing arrangements, current	(675)	(3,328)
Debt and other financing arrangements, noncurrent	$13,644	$12,435

Details of interest expense presented on the Consolidated Statements of Operations are as follows:

	Year ended June 30,
($ in thousands)	2021	2020	2019
2020 Antara Term Facility	$2,779	$1,218	$—
2021 JPMorgan Credit Facility	1,006	—	—
2018 JPMorgan Revolving Credit Facility	—	303	658
2018 JPMorgan Term Loan	—	160	1,232
Other interest expense	228	916	1,102
Total interest expense	$4,013	$2,597	$2,992

JPMorgan Chase Bank Agreement

On August 14, 2020, the Company repaid all amounts outstanding under the $30.0 million senior secured term loan facility (“2020 Antara Term Facility”) with Antara Capital Master Fund LP (“Antara”) and entered into a credit agreement (the “2021 JPMorgan Credit Agreement”) with JPMorgan Chase Bank, N.A (“JPMorgan”).
The 2021 JPMorgan Credit Agreement provides for a $5 million secured revolving credit facility (the “2021 JPMorgan Revolving Facility”) and a $15 million secured term facility (the “2021 JPMorgan Secured Term Facility” and together with the 2021 JPMorgan Revolving Facility, the “2021 JPMorgan Credit Facility”), which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $5 million. In connection with the consummation of the 2021 JPMorgan Credit Agreement, the Company repaid all amounts outstanding under the 2020 Antara Term Facility. The Company recognized $2.8 million of interest expense related to the 2020 Antara Term Facility during the fiscal year ended June 30, 2021, including the recognition of $2.6 million of unamortized issuance costs and debt discount as interest expense, reflecting the difference between the carrying value of the 2020 Antara Term Facility and the amount due upon repayment.
The 2021 JPMorgan Credit Facility has a three year maturity, with interest determined, at the Company’s option, on a base rate of LIBOR or Prime Rate plus an applicable spread tied to the Company’s total leverage ratio and having ranges between 2.75% and 3.75% for Prime rate loans and between 3.75% and 4.75% for LIBOR rate loans. In the event of default, the interest rate may be increased by 2.00%. The 2021 JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. From August 14, 2020 through March 2, 2021, the applicable interest rate was Prime Rate plus 3.75%. On March 2, 2021, the Company entered into an amendment (the “First Amendment”) to the 2021 JPMorgan Credit Facility lowering the interest rate charged to the Company. In conjunction with the First Amendment, the Company elected to convert its loans to a Eurodollar borrowing which is subject to a LIBOR based interest rate. As of June 30, 2021, the applicable interest rate for the 2021 JPMorgan Secured Term Facility is a base rate of 0.75% and a spread of 4.25% for a total applicable interest rate of 5%.
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
The Company was in compliance with its financial covenants as of June 30, 2021.

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

On October 9, 2019, the Company also sold shares of the Company’s common stock to Antara at a price below market value. Since the 2020 Antara Term Facility and equity issuance were negotiated in contemplation of each other and executed within a short period of time, the Company evaluated the debt and equity financing as a combined arrangement, and estimated the fair values of the debt and equity components to allocate the proceeds, net of the registration rights agreement liability on a relative fair value basis between the debt and equity components. The non-lender fees incurred to establish the debt and equity financing arrangement were allocated to the debt and equity components on a relative fair value basis and capitalized on the Company’s balance sheet of which $0.9 million was allocated to debt issuance costs and $0.1 million was allocated to debt commitment fees. The 2020 Antara Term Facility agreement also contained a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The allocation of the proceeds to the debt component and the bifurcation of the embedded derivative liability resulted in a $2.1 million debt discount, which was de-recognized during the three months ended September 30, 2020.

On August 14, 2020, the Company repaid all amounts outstanding under the 2020 Antara Term Facility and entered into the 2021 JPMorgan Credit Agreement. The Company recorded a liability for the commitment termination fee and prepayment premium for $1.2 million as of June 30, 2020. As of June 30, 2021, the Company has no outstanding obligations related to the 2020 Antara Term Facility.

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
Other Long-Term Borrowings
In the fourth quarter of fiscal year 2020, we received loan proceeds of approximately $3.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We used the PPP Loan in accordance with the provisions of the CARES Act. The loan bore a fixed interest rate of 1% over a two-year term from the approval date of April 28, 2020. The application for these funds required the Company to, in good faith, certify that the economic uncertainty caused by COVID-19 made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds and the forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.
On June 8, 2021, the Company received notification from the Small Business Administration that they approved the forgiveness of the full $3.1 million PPP loan and related accrued interest. The Company recorded the forgiveness as a gain on debt extinguishment in Other income in our consolidated financial statements. The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. Under the CARES Act, all borrowers are required to maintain their loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.
The expected maturities associated with the Company’s outstanding debt and other financing arrangements as of June 30, 2021, were as follows:

2022	790
2023	1,335
2024	12,394
2025	19
2026	12
Principal amounts payable	14,550
Unamortized issuance costs	(231)
Total outstanding debt	$14,319
11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at cost which approximates fair value due to their liquid or short-term nature. We have not identified material impacts from COVID-19 on the fair value of our financial assets and liabilities. The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of June 30, 2021 . The fair value of the Company’s obligations under its long-term debt agreements with JPMorgan were considered Level 2 liabilities of the fair value hierarchy because these instruments have interest rates that reset frequently. The fair value of the Company's obligations under its long-term debt agreements with Antara as of June 30, 2020 was approximately $15.8 million and considered a Level 3 liability of the fair value hierarchy because this instrument used significant unobservable inputs consistent with those used in determining the embedded derivative liability values, as discussed below.

As discussed in Note 10, the Company’s 2020 Antara Term Facility agreement contained a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition. For the year ended June 30, 2020, the Company’s embedded derivative liability was measured at fair value using a probability-weighted discounted cash flow model including assumptions for (1) management's estimates of the probability and timing of future cash flows and related events; (2) the Company's risk-adjusted discount rate that includes a company-specific risk premium; and (3) the Company's cost of debt; and was classified as a Level 3 liability of the fair value hierarchy and included as a component of Accrued expenses on the consolidated balance sheets as of June 30, 2020. The Company paid the prepayment premium on the 2020 Antara Term Facility and derecognized the embedded derivative liability in August 2020.

12. EQUITY
PRIVATE PLACEMENTS
On February 24, 2021, the Company entered into separate subscription agreements in identical form and substance (the “Subscription Agreements”) with institutional accredited investors (the “Purchasers”) relating to a private placement (the “Private Placement”) with respect to the sale of an aggregate of 5,730,000 shares of the Company’s common stock. The Private
Placement closed on March 4, 2021 and the Company received aggregate gross proceeds of approximately $55 million based on the offering price of $9.60 per share (the “Purchase Price”). The Company incurred $2.6 million in direct and incremental issuance costs relating to the Private Placement that were accounted as a reduction in the proceeds of the stock. The syndicate for the Private Placement included affiliates of Hudson Executive, a greater than 10% shareholder and a related party of the Company. Affiliates of Hudson Executive purchased 975,000 of the shares sold in the Private Placement for the same purchase price and on the same terms as the other purchasers.

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

On June 29, 2020, the Board of Directors of the Company (the “Board”) unanimously approved the reimbursement of $4.5 million of the third party costs and expenses incurred by Hudson Executive in connection with its proxy solicitation (the “Reimbursement”). The Board determined to pay the Reimbursement in the form of shares of common stock, no par value, of the Company (“Common Stock”), with the value of the Common Stock calculated based on the average of the high and low trading price on the date of Board approval.  On June 30, 2020, the Company issued 635,593 shares of Common Stock to funds managed by Hudson Executive in satisfaction of the Reimbursement.
On October 9, 2019, the Company sold to Antara 3,800,000 shares of the Company’s common stock at a below market value price of $5.25 per share for gross cash proceeds of $20 million. Since the 2020 Antara Term Facility and equity issuance were negotiated in contemplation of each other and executed within a short period of time, the Company evaluated the debt and equity financing as a combined arrangement, and estimated the fair values of the debt and equity components to allocate the total proceeds on a relative fair value basis between the debt and equity components, resulting in a $17.9 million allocation to equity, less $1.1 million in issuance fees allocated to the equity component on a relative fair value basis.

WARRANTS

The Company had 23,978 warrants outstanding as of June 30, 2020, all of which were exercisable at $5.00 per share and with an expiration date of March 29, 2021. These warrants were exercised in March 2021 and 12,154 shares were issued pursuant to a cashless exercise option election made by the holder.

As of June 30, 2021, the Company does not have any warrants outstanding.

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
13. INCOME TAXES
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
The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. In accordance with the history of losses generated, the Company believes that for the year ended June 30, 2021 and 2020, it is more likely than not that its deferred tax assets will not be realized. Accordingly, the Company re-established a full valuation allowance on its net deferred tax assets.

The benefit (provision) for income taxes for the years ended June 30, 2021, 2020 and 2019 is comprised of the following:

	Year ended June 30,
($ in thousands)	2021	2020	2019
Current:
Federal	$—	$126	$—
State	(328)	(57)	(269)
Total current	(328)	69	(269)
Deferred:
Federal	(12)	(156)	(11)
State	(30)	86	18
Total deferred	(42)	(70)	7
Total income tax (provision) benefit	$(370)	$(1)	$(262)
A reconciliation of the benefit (provision) for income taxes for the years ended June 30, 2021, 2020 and 2019 to the indicated benefit (provision) based on income (loss) before benefit (provision) for income taxes at the federal statutory rate of 21.0% for the fiscal years ended June 30, 2021, June 30, 2020, and June 30, 2019 is as follows:

	Year ended June 30,
($ in thousands)	2021	2020	2019
Indicated benefit (provision) at federal statutory rate	$1,648	$8,514	$6,671
Effects of permanent differences
Stock compensation	168	(226)	(140)
Other permanent differences	608	(106)	(76)
State income taxes, net of federal benefit	116	1,393	663
Changes related to prior years	—	489	—
Changes in valuation allowances	(2,927)	(10,139)	(7,319)
Other	17	74	(61)
	$(370)	$(1)	$(262)
As of June 30, 2021 the Company had federal and state operating loss carryforwards of approximately $ 187 million and $ 221 million, respectively, to offset future taxable income. As of June 30, 2020 the Company had federal and state operating loss carryforwards of approximately $182 million and $221 million, respectively, to offset future taxable income. The timing and extent to which the Company can utilize operating loss carryforwards in any year may be limited because of provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). Federal and state operating loss carryforwards start to expire in 2022 and certain state operating loss carryforwards are currently expiring.

The net deferred tax assets arose primarily from net operating loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	As of June 30,
($ in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$46,851	$45,670
Asset reserves	7,231	8,534
Deferred research and development	1,420	1,625
Stock-based compensation	2,620	668
Other	2,135	1,485
	60,257	57,982
Deferred tax liabilities:
Intangibles	(4,956)	(5,566)
Deferred tax assets, net	55,301	52,416
Valuation allowance	(55,480)	(52,553)
Deferred tax liabilities	$(179)	$(137)
As of June 30, 2021, the Company had total unrecognized income tax benefits of $0.4 million related to its nexus in certain state tax jurisdictions. If recognized in future years, $0.4 million of these currently unrecognized income tax benefits would impact the income tax provision and effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Year ended June 30,
($ in thousands)	2021	2020	2019
Balance at the beginning of the year	$207	$210	$—
Gross increases and decreases related to current period tax positions	—	—	180
Gross increases and decreases related to prior period tax positions	237	(3)	—
Accrued interest and penalties	—	—	30
Balance at the end of the year	$444	$207	$210
The Company records accrued interest as well as penalties related to uncertain tax positions in selling, general and administrative expenses. As of June 30, 2021 the Company had recorded $30 thousand of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheet.
14. STOCK BASED COMPENSATION PLANS
The Company has four active stock based compensation plans at June 30, 2021 as shown in the table below:

Date Approved	Name of Plan	Type of Plan	Authorized Shares

June 2013	2013 Stock Incentive Plan	Stock	500,000
June 2014	2014 Stock Option Incentive Plan	Stock options	750,000
June 2015	2015 Equity Incentive Plan	Stock & stock options	1,250,000
April 2018	2018 Equity Incentive Plan	Stock & stock options	4,000,000
			6,500,000

As of June 30, 2021, the Company had reserved shares of Common Stock for future issuance for the following:

Common Stock	Reserved Shares
Conversions of Preferred Stock and cumulative Preferred Stock dividends	105,474
Issuance upon exercise of stock options granted to current CEO	1,000,000
Issuance of shares to former CEO George Jensen upon the occurrence of a Cantaloupe transaction (1)	140,000
Issuance under 2014 Stock Option Incentive Plan	115,687
Issuance under 2015 Equity Incentive Plan	329,981
Issuance under 2018 Equity Incentive Plan	941,010
Total shares reserved for future issuance	2,632,152
__________________________________________
(1)Represents 140,000 shares issuable to our former CEO George Jensen upon the occurrence of a "USA Transaction" as such term is defined in the Jensen Stock Agreement dated September 27, 2011 by and between the Company and George R. Jensen.
STOCK OPTIONS
Stock options are granted at exercise prices equal to the fair market value of the Company's common stock at the date of grant. The options typically vest over a three year period and each option, if not exercised or terminated, expires on the seventh anniversary of the grant date.
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
The fair value of options granted during the years ended June 30, 2021, 2020, and 2019 was determined using the following assumptions:

	For the year ended June 30,
	2021	2020	2019

Expected volatility	74.3 - 77.3%	74.6 - 90.1%	58.4 - 70.9%
Expected life (years)	4.5	3.5 - 4.8	4.2 - 4.5
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	0.2 - 0.7%	0.3-1.6%	2.2-2.9%
The following tables provide information about outstanding options for the years ended June 30, 2021, 2020, and 2019:

	For the year ended June 30, 2021
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	2,437,425	$6.43	6.2	$1,411
Granted	755,000	$8.40
Exercised	(74,667)	$3.81		$(601)
Forfeited	(165,666)	$6.90
Expired	—	$—
Outstanding options, end of period	2,952,092	$6.97	5.6	$14,419
Exercisable options, end of period	1,040,131	$6.52	5.1	$5,558

	For the year ended June 30, 2020
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	1,127,098	$4.84	4.3	$2,917
Granted	2,075,760	$6.47
Exercised	(440,435)	$2.48		$(595)
Forfeited	(324,998)	$6.55
Expired	—	$—
Outstanding options, end of period	2,437,425	$6.43	6.2	$1,411
Exercisable options, end of period	560,871	$6.01	4.8	$559

	For the year ended June 30, 2019
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	904,766	$3.31	4.3	$9,664
Granted	470,000	$8.22
Exercised	(11,669)	$5.40		$—
Forfeited	(235,999)	$5.70
Expired	—	$—
Outstanding options, end of period	1,127,098	$4.84	4.3	$2,917
Exercisable options, end of period	638,988	$2.86	3.4	$2,923
The weighted average grant date fair value per share for the Company's stock options granted during the years ended June 30, 2021, 2020, and 2019 was $4.92, $3.84, and $4.15, respectively. The total fair value of stock options vested during the years ended June 30, 2021, 2020, and 2019 was $2.4 million, $1.7 million, and $0.2 million, respectively.
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

For these performance based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a grant date has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. The total expense recognized for the year ended June 30, 2021 for these awards was $2.1 million.

STOCK GRANTS
The Company makes annual grants of restricted shares of common stock to executive officers pursuant to long-term stock incentive plans (“LTIPs”) which vest annually, typically over three years.
The Company also grants restricted stock units (RSUs) to members of the board of directors as compensation for their service on the board as well as to employees as additional compensation. These stock awards typically vest over a one to three year period.
Two employees of Hudson Executive, a greater than 10% shareholder and a related party of the Company, entered into consulting agreements with the Company in August and September of 2020, respectively, under which the consultants are to provide financial and strategic analysis and advisory services to the Company's CEO through July 31, 2021. As consideration for the services, in March 2021 the consultants were granted a total of 80,000 restricted stock units. The total expense recognized as of June 30, 2021 for these agreements was $0.8 million. These restricted stock units had fully vested as of June 30, 2021.
A summary of the status of the Company’s nonvested common shares and RSUs as of June 30, 2021, 2020, and 2019, and changes during the years then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2018	165,836	$4.85
Granted	40,062	13.90
Vested	(166,927)	6.01
Nonvested at June 30, 2019	38,971	$9.19
Granted	651,715	7.28
Vested	(109,050)	7.52
Nonvested at June 30, 2020	213,014	$6.50
Granted	187,848	10.33
Vested	(248,016)	7.71
Forfeited	(15,000)	6.28
Nonvested at June 30, 2021	137,846	$9.57
STOCK BASED COMPENSATION EXPENSE
The Company applies the fair value method to recognize compensation expense for stock-based awards. Using this method, the estimated grant-date fair value of the award is recognized over the requisite service period using the accelerated attribution method. The Company accounts for forfeitures as they occur.
A summary of the Company's stock-based compensation expense recognized during the years ended June 30, 2021, 2020, and 2019 is as follows (in thousands):

	For the year ended June 30,
Award type	2021	2020	2019
Stock options	$7,806	$2,181	$822
Stock grants	1,269	848	928
Total stock-based compensation expense	$9,075	$3,029	$1,750
The Company recognized tax benefits of $2.4 million, $0.5 million, and $0.3 million related to stock compensation expense for the years ended June 30, 2021, 2020, and 2019.

A summary of the Company's unrecognized stock-based compensation expense as of June 30, 2021 is as follows:

	As of June 30, 2021
Award type	Unrecognized Expense (in thousands)	Weighted Average Recognition Period (in years)
Stock options	$8,226	2.2
Stock grants	$983	1.4
15. PREFERRED STOCK
The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of June 30, 2021 each share of Series A Preferred Stock is convertible into 0.1988 of a share of Common Stock and each share of Series A Preferred Stock is entitled to 0.1988 of a vote on all matters on which the holders of Common Stock are entitled to vote. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.
The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2021. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders. The Series A Preferred Stock liquidation preference as of June 30, 2021 and 2020 is as follows:

($ in thousands)	June 30, 2021	June 30, 2020
For shares outstanding at $10.00 per share	$4,451	$4,451
Cumulative unpaid dividends	16,996	16,328
	$21,447	$20,779
The Company has determined that its convertible preferred stock is contingently redeemable due to the existence of deemed liquidation provisions contained in its certificate of incorporation, and therefore classifies its convertible preferred stock outside of permanent equity.
Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2021, 2020 and 2019, no shares of Preferred Stock nor cumulative preferred dividends were converted into shares of common stock.
16. RETIREMENT PLAN
The Company’s 401(k) Plan (the “Retirement Plan”) allows employees to make voluntary contributions, beginning on their first day of active employment, up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election, at the beginning of the plan year, as to whether it will make a safe harbor contribution to the plan. In fiscal years 2021, 2020 and 2019, the Company elected and made safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the years ended June 30, 2021, 2020 and 2019 approximated $0.2 million, $0.5 million and $0.4 million, respectively.

17. COMMITMENTS AND CONTINGENCIES

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

Chester County, Pennsylvania Class Action

As previously reported, a putative shareholder class action complaint was filed against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the Underwriters, in the Court of Common Pleas, Chester County, Pennsylvania, Docket No. 2019-04821-MJ (the “State Securities Class Action”). The complaint alleged violations of the 1933 Act. As also previously reported, on September 20, 2019 the Court granted the defendants’ Petition for Stay and stayed the Chester County action until the Consolidated Action reaches a final disposition. On October 18, 2019, plaintiff filed an appeal to the Pennsylvania Superior Court from the Order granting defendants’ Petition for Stay, Docket No. 3100 EDA 2019. On December 6, 2019, the Pennsylvania Superior Court issued an Order stating that the Stay Order does not appear to be final or otherwise appealable and directed plaintiff to show cause as to the basis of the Pennsylvania Superior Court’s jurisdiction. The plaintiff filed a Response to the Order to Show Cause on December 16, 2019, and the defendants filed an Application to Quash Appeal on December 26, 2019. On February 20, 2020, the Pennsylvania Superior Court quashed the appeal. This action has remained stayed pending final disposition of the Consolidated Action. After the final resolution of the Consolidated Action plaintiffs' counsel agreed that the State Securities Class Action could not proceed in light of the releases provided by the final judgment in the federal action. On February 17, 2021, the parties filed a joint motion seeking approval from the Court to allow plaintiff to discontinue the State Securities Class Action with prejudice. On March 10, 2021, the Court held a hearing on the motion and granted the relief requested. On March 19, 2021, plaintiff made a filing to discontinue and end the action. This case has been fully and finally resolved.

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

Purchase Commitments

As of June 30, 2021, the Company had firm commitments to purchase inventory of approximately $28 million over the next three years.

18. SUBSEQUENT EVENTS

In August 2021, we completed the acquisition of certain assets and liabilities of Delicious Nutritious LLC, doing business as Yoke Payments (“Yoke”), a micro market payments company. The purchase price includes payments of $3 million in cash at the close of the transaction, $1 million in contingent cash payments at the end of the first year, and contingent equity payments based on the achievement of certain sales growth targets for software licenses over the next three years and continued employment of the former owners of Yoke during the three year period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of June 30, 2021. Based on this evaluation, our management, including our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2021.

b) Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) the Internal Control - Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on its assessment, our management believes that the Company did maintain, in all material respects, effective internal control over financial reporting as of June 30, 2021.
c) Remediation of Material Weakness
As more fully disclosed in our June 30, 2020 Form 10-K, we identified and reported a material weakness in the Company’s internal control over financial reporting related to assessing the accounting impact of a non-routine and complex transaction. Consistent with our remediation plan, we reinforced our existing internal control structure to ensure that one-time and unusual transactions are subject to timely and formal evaluation by senior finance and accounting leadership to ensure proper accounting treatment to address the material weakness in our internal control over financial reporting. Management has concluded that the control has operated for a sufficient period of time and concluded, through testing, that the control is operating effectively, and that this material weakness was remediated as of June 30, 2021.
d) Attestation Report of Independent Registered Public Accounting Firm
BDO USA, LLP, the Company’s independent registered public accounting firm that audited our financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
e) Changes in Internal Control Over Financial Reporting
There have been no change in the Company's internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2021.
Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2021.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2021.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended through May 29, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 3, 2020).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2021)

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 10, 2021).

4.1*	Description of Securities.

10.1	Form of Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.1 to Form 10‑Q filed May 15, 2007).

10.2
Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated (Portions of this exhibit were redacted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.2 to Form 10‑Q filed May 15, 2015).

10.2.1
First Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated April 27, 2015 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.45 to Form 10‑K filed September 30, 2015).

10.2.2
Second Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated July 13, 2015 (incorporated by reference to Exhibit 10.14.2 to Form 10‑K filed October 9, 2019).

10.2.3
Third Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated July 17, 2018 (incorporated by reference to Exhibit 10.14.3 to Form 10‑K filed October 9, 2019).

10.3
Third Party Payment Processor Agreement dated April 24, 2015 by and among the Company, JPMorgan Chase Bank, N.A. and Paymentech, LLC (Portions of this exhibit were redacted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.46 to Form 10‑K filed September 30, 2015).

10.3.1
Integrator Amendment (2018) to Third Party Payment Processor Agreement dated October 22, 2018 by and among the Company, JPMorgan Chase Bank, N.A. and Paymentech, LLC (incorporated by reference to Exhibit 10.15.1 to Form 10‑K filed October 9, 2019).

10.4
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

10.6
First Amendment to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A., dated March 2, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 4, 2021).

10.7†	USA Technologies, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10‑K filed on September 30, 2013).

10.8†	USA Technologies, Inc. 2014 Stock Option Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on form DEF 14A filed on May 15, 2014).

10.9†	USA Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 15, 2015).

10.10†	USA Technologies, Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 2, 2018).

10.10.1†	First Amendment to the USA Technologies, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 26, 2020).

10.10.2†*	Form of Nonqualified Stock Option Award Agreement under the Cantaloupe, Inc. (f/k/a USA Technologies, Inc.) 2018 Equity Incentive Plan.

10.10.3†*	Form of Restricted Stock Unit Award Agreement under the Cantaloupe, Inc. (f/k/a USA Technologies, Inc.) 2018 Equity Incentive Plan.

10.11†	Letter agreement dated January 24, 2019, by and between the Company and Glen E. Goold (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 28, 2019).

10.11.1†	Amendment to letter agreement dated May 14, 2019, by and between the Company and Glen E. Goold (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 20, 2019).

10.12†	Employment Agreement between the Company and Glen E. Goold dated March 2, 2020 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed June 24, 2020).

10.13†	Employment Agreement dated March 27, 2019, by and between the Company and James M. Pollock (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2019).

10.14†	Employment Agreement, dated May 8, 2020, between USA Technologies, Inc. and Sean Feeney (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 13, 2020).

10.15†	Non-Qualified Stock Option Agreement, dated May 8, 2020, between USA Technologies, Inc. and Sean Feeney (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 13, 2020).

10.16†
Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated November 9, 2017 (incorporated by reference to Exhibit 10.9 to Form 10-K filed October 9, 2019).

10.16.1†
First Amendment to Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated February 25, 2018 (incorporated by reference to Exhibit 10.9.1 to Form 10-K filed October 9, 2019).

10.16.2†
Second Amendment to Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated August 7, 2019 (incorporated by reference to Exhibit 10.9.2 to Form 10-K filed October 9, 2019).

10.17†	Restricted Stock Unit Award Agreement, dated May 29, 2020, between USA Technologies, Inc. and Anant Agrawal (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2020).

10.18	Independent Contractor Agreement, dated as of June 29, 2020, by and between USA Technologies, Inc. and Eugene Cavanaugh (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 6, 2020)

10.18.1
First Amendment to Independent Contractor Agreement, by and between Eugene Cavanaugh and USA Technologies, Inc., dated as of August 10, 2020 (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 14, 2020).

10.19†	Employment Agreement, by and between R. Wayne Jackson and USA Technologies, Inc., effective as of August 10, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 14, 2020).

10.20†
Non-Qualified Stock Option Agreement, by and between R. Wayne Jackson and USA Technologies, Inc., dated as of August 10, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K filed August 14, 2020).

10.21†	Non-Qualified Stock Option Agreement, dated as of July 16, 2020, by and between USA Technologies, Inc. and Jeff Vogt (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 21, 2020).

10.22
Payment Solutions Agreement between the Company, First Data Merchant Services LLC and Wells Fargo Bank, N.A., dated March 20, 2020 (portions of this exhibit were redacted pursuant to a confidential treatment request)(incorporated by reference to Exhibit 10.1 to Form 10-Q filed on June 24, 2020).

10.23†	Offer Letter, by and between Scott Stewart and USA Technologies, Inc., dated as of August 6, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 18, 2020).

10.24†	Separation and Transition Agreement, by and between Glen Goold and USA Technologies, Inc., dated as of October 8, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 9, 2020).

10.25†	Separation and Transition Agreement, by and between Jeff Vogt and USA Technologies, Inc., dated as of January 11, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 12, 2021).

10.26†	Separation and Transition Agreement, by and between James Pollock and Cantaloupe, Inc. dated as of June 1, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 3, 2021).

10.27	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 25, 2021).

10.28	Settlement Agreement and Mutual General Release, by and between Michael Wasserfuhr, Sean Feeney, Douglas Bergeron, and the Company, dated as of March 27, 2021.

21.1*	List of significant subsidiaries of the Company

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

32.1**	Certification by the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
*    Filed herewith.
**    Furnished herewith.
† Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cantaloupe, Inc.

By: /s/ Sean Feeney
Sean Feeney, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Sean Feeney	Chief Executive Officer and Director (Principal Executive Officer)	September 3, 2021
Sean Feeney

/s/ R. Wayne Jackson	Chief Financial Officer (Principal Financial Officer)	September 3, 2021
R. Wayne Jackson

/s/ Scott Stewart	Chief Accounting Officer (Principal Accounting Officer)	September 3, 2021
Scott Stewart

/s/ Lisa P. Baird	Director	September 3, 2021
Lisa P. Baird

/s/ Douglas G. Bergeron	Chairman of the Board of Directors	September 3, 2021
Douglas G. Bergeron

/s/ Douglas L. Braunstein	Director	September 3, 2021
Douglas L. Braunstein

/s/ Jacob Lamm	Director	September 3, 2021
Jacob Lamm

/s/ Michael K. Passilla	Director	September 3, 2021
Michael K. Passilla

/s/ Ellen Richey	Director	September 3, 2021
Ellen Richey

/s/ Anne M. Smalling	Director	September 3, 2021
Anne M. Smalling

/s/ Shannon S. Warren	Director	September 3, 2021
Shannon S. Warren