Form 10-Q
period 2021-09-30
CANTALOUPE, INC.
filed 2021-11-05
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 31, 2021 there were 70,968,164 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

Part I. Financial Information
Item 1. Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

($ in thousands, except share data)	September 30, 2021 (Unaudited)	June 30, 2021

Assets
Current assets:
Cash and cash equivalents	$82,511	$88,136
Accounts receivable, net	24,184	27,470
Finance receivables, net	8,031	7,967
Inventory, net	9,537	5,292
Prepaid expenses and other current assets	2,293	2,414
Total current assets	126,556	131,279

Non-current assets:
Finance receivables due after one year, net	10,832	11,632
Property and equipment, net	6,722	5,570
Operating lease right-of-use assets	3,240	3,049
Intangibles, net	20,923	19,992
Goodwill	66,194	63,945
Other assets	2,474	2,205
Total non-current assets	110,385	106,393

Total assets	$236,941	$237,672

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$36,153	$36,775
Accrued expenses	26,207	26,460
Current obligations under long-term debt	662	675
Deferred revenue	1,720	1,763
Total current liabilities	64,742	65,673

Long-term liabilities:
Deferred income taxes	185	179
Long-term debt, less current portion	13,477	13,644
Operating lease liabilities, non-current	3,535	3,645
Total long-term liabilities	17,197	17,468

Total liabilities	81,939	83,141
Commitments and contingencies (Note 13)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $21,781 and $21,447 at September 30, 2021 and June 30, 2021, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized	—	—
Common stock, no par value, 640,000,000 shares authorized, 70,959,182 and 71,258,047 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	464,537	462,775
Accumulated deficit	(312,673)	(311,382)
Total shareholders’ equity	151,864	151,393
Total liabilities, convertible preferred stock and shareholders’ equity	$236,941	$237,672
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
($ in thousands, except per share data)	2021	2020
Revenues:
Subscription and transaction fees	$40,625	$33,108
Equipment sales	5,155	3,769
Total revenues	45,780	36,877

Costs of sales:
Cost of subscription and transaction fees	26,024	19,336
Cost of equipment sales	4,880	3,301
Total costs of sales	30,904	22,637

Gross profit	14,876	14,240

Operating expenses:
Sales and marketing	2,339	1,599
Technology and product development	5,389	3,214
General and administrative	7,264	11,997
Depreciation and amortization	1,022	1,068
Total operating expenses	16,014	17,878

Operating loss	(1,138)	(3,638)

Other income (expense):
Interest income	473	350
Interest expense	(478)	(3,285)
Other income (expense)	(59)	—
Total other income (expense), net	(64)	(2,935)

Loss before income taxes	(1,202)	(6,573)
Provision for income taxes	(89)	(40)

Net loss	(1,291)	(6,613)
Preferred dividends	(334)	(334)
Net loss applicable to common shares	$(1,625)	$(6,947)

Net loss per common share
Basic and diluted	$(0.02)	$(0.11)

Weighted average number of common shares outstanding used to compute net loss per share applicable to common shares
Basic and diluted	71,175,927	64,859,002
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Three Month Period Ended September 30, 2021

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2021	71,258,047	$462,775	$(311,382)	$151,393
Stock-based compensation and exercises (net)	20,958	1,762	—	1,762
Retirement of common stock	(319,823)	—	—	—
Net loss	—	—	(1,291)	(1,291)
Balance, September 30, 2021	70,959,182	464,537	(312,673)	151,864

Three Month Period Ended September 30, 2020

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2020	65,196,882	$401,240	$(303,025)	$98,215
Impact of adoption of ASC 326	—	—	348	348
Stock-based compensation and exercises (net)	56,083	1,502	—	1,502
Net loss	—	—	(6,613)	(6,613)
Balance, September 30, 2020	65,252,965	402,742	(309,290)	93,452
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
($ in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(1,291)	$(6,613)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	1,762	1,509
Amortization of debt issuance costs and discounts	39	3,125
Provision for expected losses	412	394
Provision for inventory reserve	(370)	802
Depreciation and amortization included in operating expenses	1,022	1,068
Depreciation included in costs of sales for rental equipment	264	539
Other	(186)	271
Changes in operating assets and liabilities:
Accounts receivable	2,991	(1,540)
Finance receivables	635	531
Inventory	(3,875)	1,324
Prepaid expenses and other assets	(148)	100
Accounts payable and accrued expenses	(2,239)	3,985
Operating lease liabilities	153	(259)
Deferred revenue	(43)	(58)
Net cash (used in) provided by operating activities	(874)	5,178

Cash flows from investing activities:
Cash paid for acquisition	(2,900)	—
Purchase of property and equipment	(1,641)	(483)
Proceeds from sale of property and equipment	—	8
Net cash used in investing activities	(4,541)	(475)

Cash flows from financing activities:
Proceeds from long-term debt issuance by JPMorgan Chase Bank, N.A., net of debt issuance costs	—	14,550
Repayment of long-term debt	(210)	(15,101)
Proceeds from exercise of common stock options	—	25
Payment of Antara prepayment penalty and commitment termination fee	—	(1,200)
Net cash used in financing activities	(210)	(1,726)

Net (decrease) increase in cash and cash equivalents	(5,625)	2,977
Cash and cash equivalents at beginning of year	88,136	31,713
Cash and cash equivalents at end of period	$82,511	$34,690

Supplemental disclosures of cash flow information:
Interest paid in cash	$187	$191
See accompanying notes.

Cantaloupe, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. BUSINESS

Cantaloupe, Inc. (“Cantaloupe” or the “Company”), previously known as USA Technologies, Inc., is organized under the laws of the Commonwealth of Pennsylvania. On March 29, 2021, USA Technologies, Inc. filed Articles of Amendment to its Amended and Restated Articles of Incorporation with the Pennsylvania Department of State to effect a change of the Company’s name from “USA Technologies, Inc.” to “Cantaloupe, Inc.,” effective as of April 15, 2021. On April 19, 2021, the Company’s common stock, no par value per share (the “Common Stock”), began trading on the NASDAQ Global Select Market under the ticker symbol “CTLP” and the Company’s Series A Convertible Preferred Stock, no par value per share, began trading on the OTC Markets’ Pink Open Market under the trading symbol, “CTLPP”.

Cantaloupe is a digital payments and software services company that provides end-to-end technology solutions for the unattended retail market. We are transforming the unattended retail world by offering a solution for payments processing, as well as one that handles inventory management, pre-kitting, route logistics, warehouse and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, car wash and electric vehicle charging stations, commercial laundry, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.

COVID-19 Update

The Company, its employees, and its customers operate in geographic locations (primarily the United States) in which its business operations and financial performance continues to be affected by the COVID-19 pandemic. However, as businesses, schools, and other organizations re-open and continue through an economic recovery, the Company has seen increased foot traffic to distributed assets containing our electronic payments solutions. The Company continues to monitor for potential impacts of COVID-19 as new variants emerge and could lead to a resurgence of the virus. Such impacts to our financial statements include, but are not limited to, the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease right-of-use assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2021 Annual Report on Form 10-K.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2022. Actual results could differ from estimates. The balance sheet at June 30, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform with current year presentation.

The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.

Condensed Consolidated Statement of Operations: operating expenses presentation

Beginning in the first quarter of fiscal year 2022, the Company revised its presentation of operating expenses within its Condensed Consolidated Statement of Operations by disaggregating the previously disclosed Selling, general, and administrative costs into Sales and marketing, Technology and product development, and General and administrative costs. The updated presentation is intended to provide additional transparency to the readers of the financial statements and better align the Company’s financial performance with how management views and monitors business operations and makes strategic decisions. Prior period amounts for fiscal year 2021 have been reclassified to conform with current year presentation.

Below is a brief description of the various categories within Operating expenses:

•Sales and marketing: Sales and marketing expenses consists primarily of our sales and marketing team personnel costs which include non-capitalized wages, bonuses, stock-based compensation, sales commissions, severance costs, benefits, and employer taxes. In addition, this category includes fees paid for advertising, trade shows and external consultants who assist in outreach initiatives designed to build brand awareness and showcase the value of our products and services to our opportunity markets.

•Technology and product development: Technology and product development expenses consists primarily of our technology and product team personnel costs and fees paid to external consultants relating to innovating and maintaining our portfolio of products and services and strengthening our network environment and platform. These costs include but are not limited to engineering, platform and software development, fees for software licenses, contract labor and other technology and product related items.

•General, and administrative: General and administrative expenses consists primarily of our customer support, business operations, finance, legal, human resources and other administrative personnel costs and fees paid to external consultants for these respective departments. In addition, this category includes rent and occupancy costs and other miscellaneous costs incurred in the course of operating the business.

•Depreciation and amortization: No changes made to the accounting policies or previously reported amounts included within the Company’s June 30, 2021 Annual Report on Form 10-K for this category. Depreciation expense on our property and equipment, excluding property and equipment used for rentals, and amortization expense on our intangible assets are included within the Depreciation and amortization caption in the Consolidated Statements of Operations.

The presentation changes described above did not impact total operating expenses, operating loss, net loss or net loss per common share.

Below are excerpts from the Condensed Consolidated Statement of Operations for each quarter of fiscal year 2021 before and after the revisions:

Revised presentation:	Three months ended				Year ended June 30, 2021
($ in thousands)	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Sales and marketing	$1,599	$1,520	$1,754	$2,062	$6,935
Technology and product development	3,214	3,783	4,425	4,513	15,935
General and administrative	11,997	8,528	7,552	7,677	35,754
Depreciation and amortization	1,068	1,052	991	996	4,107
Total operating expenses	$17,878	$14,883	$14,722	$15,248	$62,731

As previously reported:	Three months ended				Year ended June 30, 2021
($ in thousands)	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Selling, general, and administrative	$16,810	$13,831	$13,731	$14,252	$58,624
Depreciation and amortization	1,068	1,052	991	996	4,107
Total operating expenses	$17,878	$14,883	$14,722	$15,248	$62,731

Condensed Consolidated Statement of Operations: updated caption

Beginning in the first quarter of fiscal year 2022, the Company revised the previously reported revenue caption of License and transaction fees to Subscription and transaction fees within its Condensed Consolidated Statement of Operations to provide a more accurate description of the revenue stream and align with commonly used terminology by industry participants. No changes were made to the revenue recognition accounting policies or previously reported amounts included within the Company’s June 30, 2021 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Statements

The Company adopted "Financial Instruments - Credit Losses" (Topic 326) on July 1, 2020 using the modified retrospective approach through an adjustment to retained earnings, and began calculating our allowance for accounts and finance receivables under an expected loss model rather than an incurred loss model.

The following table represents a roll forward of the allowance for doubtful accounts for accounts and finance receivables for the three months ending September 30, 2021:

	Three months ended September 30, 2021
($ in thousands)	Accounts Receivable	Finance Receivable
Beginning balance of allowance as of June 30, 2021	$6,614	$1,109
Provision for expected losses	312	100
Balance at September 30, 2021	$6,926	$1,209

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

On July 1, 2021, the Company adopted ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. The adoption of this accounting standard did not materially impact the Company’s condensed consolidated financial statements.

Accounting Pronouncements To Be Adopted

The Company is evaluating whether the effects of the following recent accounting pronouncements, or any other recently issued but not yet effective accounting standards, will have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Reference Rate Reform

In March 2020 and January 2021, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform: Scope”, respectively. Together, the ASUs provide temporary optional expedients and exceptions for applying U.S. GAAP guidance on contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company’s exposure to LIBOR includes our revolving credit facility and secured term facility with JPMorgan Chase Bank, N.A., which uses LIBOR as a reference rate. However, these facilities provide for an alternative rate of interest if LIBOR is discontinued. These optional expedients and exceptions are effective beginning March 12, 2020 through December 31, 2022 and adoption is permitted at any time in the effective period. The Company is currently evaluating and assessing the impact these accounting standards will have on its condensed consolidated financial statements and related disclosures and if it will elect these optional standards.

Lessor Classification

In July 2021, the FASB issued ASU 2021-05, “Lessors – Certain Leases with Variable Lease Payments” which requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning July 1, 2022. The Company is currently evaluating and assessing the impact this accounting standard will have on its condensed consolidated financial statements.

Accounting for Debt and Equity Instruments

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies accounting for convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related earnings per share (EPS) guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning July 1, 2022. The Company is currently evaluating and assessing the impact this accounting standard will have on its condensed consolidated financial statements.

3. LEASES

Lessee Accounting
The Company has operating leases for office space, warehouses, and office equipment. At September 30, 2021, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Balance Sheet Classification	As of September 30, 2021	As of June 30, 2021

Assets:	Operating lease right-of-use assets	$3,240	$3,049

Liabilities:
Current	Accrued expenses	$1,430	$1,166
Long-term	Operating lease liabilities, non-current	3,535	3,645
Total lease liabilities		$4,965	$4,811

Components of lease cost are as follows:

($ in thousands)	Three months ended September 30, 2021	Three months ended September 30, 2020

Operating lease costs*	442	529
* Includes short-term lease and variable lease costs, which are not material.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Three months ended September 30, 2021	Three months ended September 30, 2020

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$480	$346

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$471	$—

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases
2022	$1,287
2023	1,758
2024	1,029
2025	707
2026	628
Thereafter	265
Total lease payments	$5,674
Less: Imputed interest	(709)
Present value of lease liabilities	$4,965

Lessor Accounting

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	September 30, 2021	June 30, 2021
Cost	$26,664	26,753
Accumulated depreciation	(24,626)	(24,487)
Net	$2,038	$2,266

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of September 30, 2021 are disclosed within Note 6 - Finance Receivables.

4. REVENUE

Disaggregated Revenue

Beginning in the first quarter of fiscal year 2022, the Company disaggregates Subscription and transaction fees presented on the Condensed Consolidated Statement of Operations to Transaction fees and Subscription fees categories (described below) as this additional disclosure provides greater visibility into the Company's revenue streams and better aligns the Company’s financial performance including how management views and monitors business operations and makes strategic decisions.
•Transaction fees: The Company charges its customers a transaction fee generally calculated as a percentage rate on volumes processed through our payment devices.
•Subscription fees: Subscription fees are primarily comprised of the monthly service fee charged to our customers for our cashless payment services, service fees originated through our rental program and Seed software services that include inventory management, route logistics optimization, warehouse and accounting management, and responsive merchandising.

Based on similar operational characteristics, the Company's revenue is disaggregated as follows:

	Three months ended September 30,
($ in thousands)	2021	2020
Transaction fees	$26,421	$19,677
Subscription fees	14,204	13,431
Subscription and transaction fees	$40,625	$33,108
Equipment sales	5,155	3,769
Total revenues	$45,780	$36,877

Disaggregation of revenues for the previously reported quarters for fiscal year-ended June 30, 2021 utilizing the above described methodology is presented as follows:

	Three months ended				Year ended June 30, 2021
($ in thousands)	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Transaction fees	$19,677	$20,454	$21,002	$24,365	$85,498
Subscription fees	13,431	12,760	13,684	13,869	53,744
Subscription and transaction fees	$33,108	$33,214	$34,686	$38,234	$139,242
Equipment sales	3,769	5,071	8,074	10,783	27,697
Total revenues	$36,877	$38,285	$42,760	$49,017	$166,939

Transaction Price Allocated to Future Performance Obligations

In determining the transaction price allocated to future performance obligations, we do not include non-recurring charges. Further, we apply the practical expedient to not consider arrangements with an original expected duration of one year or less, which are primarily month-to-month rental agreements. The majority of our contracts have a contractual term of between 36 and 60 months based on implied and explicit termination penalties. These amounts will be converted into revenue in future periods as work is performed, primarily based on the services provided or at delivery and acceptance of products, depending on the applicable accounting method for the services or products being delivered.

The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of September 30, 2021

2022	$10,133
2023	11,892
2024	7,775
2025	4,092
2026	2,199
Thereafter	143
Total	$36,234

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended September 30,	Three months ended September 30,
($ in thousands)	2021	2020

Deferred revenue, beginning of the period	$1,763	$1,698
Deferred revenue, end of the period	1,720	1,639
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$95	$93

The change in the contract liability balances period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

At September 30, 2021, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $2.0 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. At June 30, 2021, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $2.0 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired.

During the three months ended September 30, 2021, amortization of capitalized contract costs was $0.2 million. During the three months ended September 30, 2020, amortization of capitalized contract costs was $0.1 million.

5. ACQUISITION

In August 2021, we completed the acquisition of certain assets and liabilities of Delicious Nutritious LLC, doing business as Yoke Payments (“Yoke”), a micro market payments company. The acquisition of Yoke was accounted for as a business combination using the acquisition method of accounting which includes the results of operations of the acquired business from the date of acquisition. The purchase price of the acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values using primarily Level 3 inputs under ASC Topic 820, Fair Value Measurement, with the residual of the purchase price recorded as goodwill.

Through the acquisition, Yoke’s point of sale platform will now extend its offering to provide self-checkout while seamlessly integrating with Cantaloupe’s inventory management and payment processing platforms. We plan to differentiate ourselves by providing a single platform to manage consumer and operational aspects of micro markets, while also integrating multiple service providers for flexibility and ultimate ease to our customers.

The consideration transferred for the acquisition includes payments of $3 million in cash at the close of the transaction and $1 million in deferred cash payment due on or before July 30, 2022 based on the achievement of certain sales growth targets. As of the date of the acquisition and as of September 30, 2021, we expect to pay the entire deferred cash payment and we have accrued a contingent consideration liability of $1 million which is included within Accrued expenses in our Condensed Consolidated Balance Sheet.

Additionally in connection with the acquisition, the Company will issue common stock to the former owners of Yoke based on the achievement of certain sales growth targets for software licenses through July 31, 2024 and continued employment as of the respective measurement dates. The accounting treatment for these awards in the context of the business combination is to recognize the awards as a post-combination expense and were not included in the purchase price. We will begin recognizing compensation expense for these awards over the requisite service period when it becomes probable that the performance condition would be satisfied pursuant to ASC 718. At each reporting date, we assess the probability of achieving the sales targets and fulfilling the performance condition. As of September 30, 2021, we determined that it is not probable that the performance condition would be satisfied and, accordingly, have not recognized compensation expense related to these awards for the fiscal quarter ended September 30, 2021.

The following table summarizes the total consideration paid for Yoke, total net assets acquired, identifiable assets and goodwill recognized at the acquisition date:

($ in thousands)	Amount
Consideration
Cash	$3,000
Contingent consideration arrangement	$1,000
Fair value of total consideration transferred	$4,000

Recognized amounts of identifiable assets
Total net assets acquired	$66
Identifiable intangible assets	$1,685
Total identifiable net assets	$1,751

Goodwill	$2,249

Amounts allocated to identifiable intangible assets included $1.3 million related to developed technology, $0.3 million related to customer relationships, and $0.1 million related to other intangible assets. The fair value of the acquired developed technology was determined using a multi-period excess earnings method. The fair value of the acquired customer relationships was determined using the with-and-without method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets.

Goodwill of $2.2 million arising from the acquisition includes the expected synergies between Yoke and the Company and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The above allocation of the purchase price is provisional and is still subject to change within the measurement period. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of the acquisition. Pro forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of Yoke in the Company's Consolidated Financial Statements.

6. FINANCE RECEIVABLES

The Company's finance receivables consist of financed devices under the QuickStart program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of September 30, 2021 and June 30, 2021, finance receivables consist of the following:

($ in thousands)	September 30, 2021	June 30, 2021
Current finance receivables, net	$8,031	$7,967
Finance receivables due after one year, net	10,832	11,632
Total finance receivables, net of allowance of $1,209 and $1,109, respectively	$18,863	$19,599

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

Customers are pooled based on their ratio of gross sales to required monthly lease obligations. We categorize outstanding receivables into two categories: high ratio customers (customers who have adequate transaction processing volumes sufficient to cover monthly fees) and low ratio customers (customers that do not consistently have adequate transaction processing volumes sufficient to cover monthly fees). Using these two categories, we performed an analysis of historical write-offs to calculate reserve percentages by aging buckets for each category of customer.

At September 30, 2021, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$6,673	$2,831	$4,689	$2,602	$1,583	$22	$18,400
30 days and under	14	44	80	86	3	1	228
31-60 days	4	8	35	3	3	—	53
61-90 days	14	27	63	49	5	—	158
Greater than 90 days	102	147	460	439	46	39	1,233
Total finance receivables	$6,807	$3,057	$5,327	$3,179	$1,640	$62	$20,072

At June 30, 2021, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$6,736	$3,970	$3,942	$3,081	$1,358	$31	$19,118
30 days and under	19	67	90	93	11	1	281
31-60 days	4	9	22	2	1	—	38
61-90 days	10	42	66	54	10	—	182
Greater than 90 days	46	69	490	419	54	11	1,089
Total finance receivables	$6,815	$4,157	$4,610	$3,649	$1,434	$43	$20,708

At September 30, 2021, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$6,338	$2,747	$4,624	$2,423	$1,477	$16	$17,625
Low ratio customers	469	310	703	756	163	46	2,447
Total finance receivables	$6,807	$3,057	$5,327	$3,179	$1,640	$62	$20,072

At June 30, 2021, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$6,415	$3,824	$3,793	$2,920	$1,290	$24	$18,266
Low ratio customers	400	333	817	729	144	19	2,442
Total finance receivables	$6,815	$4,157	$4,610	$3,649	$1,434	$43	$20,708

The following table represents a rollforward of the allowance for finance receivables for the three months ending September 30, 2021 and 2020:

	Three months ended September 30,	Three months ended September 30,
($ in thousands)	2021	2020

Balance at June 30	$1,109	$150
Impact of adoption of ASC 326*	—	409
Provision for expected losses	100	—
Balance at September 30	$1,209	$559
* The Company adopted Financial Instruments - Credit Losses (Topic 326) on July 1, 2020.

Cash to be collected on our performing finance receivables due for each of the fiscal years are as follows:

($ in thousands)
2022	$9,408
2023	5,794
2024	3,925
2025	2,467
2026	1,129
Thereafter	66
Total amounts to be collected	22,789
Less: interest	(2,717)
Less: allowance for receivables	(1,209)
Total finance receivables	$18,863

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

	Three months ended September 30,
($ in thousands, except per share data)	2021	2020

Numerator for basic and diluted loss per share
Net loss	$(1,291)	$(6,613)
Preferred dividends	(334)	(334)
Net loss applicable to common shareholders	(1,625)	(6,947)

Denominator for basic loss per share - Weighted average shares outstanding	71,175,927	64,859,002
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	71,175,927	64,859,002

Basic and diluted loss per share	$(0.02)	$(0.11)
Anti-dilutive shares excluded from the calculation of diluted loss per share were 4,212,024 for the three months ended September 30, 2021 and 2,534,225 for the three months ended September 30, 2020.

8. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of September 30, 2021
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	$1,705	$(899)	$806	3 - 7 years
Developed technology	12,269	(7,320)	4,949	5 - 6 years
Customer relationships	19,339	(4,171)	15,168	10 - 18 years
Total intangible assets	$33,313	$(12,390)	$20,923

Goodwill	66,194	—	66,194	Indefinite

	As of June 30, 2021
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	1,640	(840)	800	3 - 7 years
Developed technology	10,939	(6,890)	4,049	5 - 6 years
Customer relationships	19,049	(3,906)	15,143	10 - 18 years
Total intangible assets	$31,628	$(11,636)	$19,992

Goodwill	63,945	—	63,945	Indefinite

During the three months ended September 30, 2021, The Company recognized $2.2 million in goodwill and $1.7 million in newly acquired intangible assets in association with the Yoke acquisition as referenced in Note 5 - Acquisition.

For the three months ended September 30, 2021 and September 30, 2020, there was $0.8 million for each respective period in amortization expense related to intangible assets that was recognized.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is a single reporting unit for purposes of testing goodwill for impairment. During the three months ended September 30, 2021, the Company did not recognize any impairment charges related to goodwill.

9. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of September 30, 2021 and June 30, 2021 consisted of the following:

	As of September 30,	As of June 30,
($ in thousands)	2021	2021

2021 JPMorgan Credit Facility	14,250	14,437
Other obligations	90	113
Less: unamortized issuance costs and debt discount	(201)	(231)
Total	14,139	14,319
Less: debt and other financing arrangements, current	(662)	(675)
Debt and other financing arrangements, noncurrent	$13,477	$13,644

Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended
	September 30,
($ in thousands)	2021	2020
2020 Antara Term Facility	$—	$2,779
2021 JPMorgan Credit Facility	230	172
Other interest expense	248	334
Total interest expense	$478	$3,285

JPMorgan Chase Bank Credit Agreement

On August 14, 2020, the Company repaid all amounts outstanding under the $30.0 million senior secured term loan facility (“2020 Antara Term Facility”) with Antara Capital Master Fund LP (“Antara”) and entered into a credit agreement (the “2021 JPMorgan Credit Agreement”) with JPMorgan Chase Bank, N.A (“JPMorgan”).

The 2021 JPMorgan Credit Agreement provides for a $5 million secured revolving credit facility (the “2021 JPMorgan Revolving Facility”) and a $15 million secured term facility (the “2021 JPMorgan Secured Term Facility” and together with the 2021 JPMorgan Revolving Facility, as amended, the “2021 JPMorgan Credit Facility”), which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $5 million. In connection with the consummation of the 2021 JPMorgan Credit Agreement, the Company repaid all amounts outstanding under the 2020 Antara Term Facility. The Company recognized $2.8 million of interest expense related to the 2020 Antara Term Facility during the fiscal quarter ended September 30, 2020, including the recognition of $2.6 million of unamortized issuance costs and debt discount as interest expense, reflecting the difference between the carrying value of the 2020 Antara Term Facility and the amount due upon repayment.

The 2021 JPMorgan Credit Facility has a three year maturity, with interest determined, at the Company’s option, on a base rate of LIBOR or Prime Rate plus an applicable spread tied to the Company’s total leverage ratio and having ranges between 2.75% and 3.75% for Prime rate loans and between 3.75% and 4.75% for LIBOR rate loans. In the event of default, the interest rate may be increased by 2.00%. The 2021 JPMorgan Credit Facility carries a commitment fee of 0.50% per annum on the unused portion. From August 14, 2020 through March 2, 2021, the applicable interest rate was Prime Rate plus 3.75%. On March 2, 2021, the Company entered into an amendment (the “First Amendment”) to the 2021 JPMorgan Credit Facility lowering the interest rate charged to the Company. In conjunction with the First Amendment, the Company elected to convert its loans to a Eurodollar borrowing which is subject to a LIBOR based interest rate. As of September 30, 2021, the applicable interest rate for the 2021 JPMorgan Secured Term Facility is a base rate of 0.75% and a spread of 4.25% for a total applicable interest rate of 5%.

Principal payments are due in quarterly installments of $187,500 beginning December 31, 2020 through September 30, 2022 for a total annual repayment of $750,000 and total repayment over the period of $1.5 million. Beginning December 31, 2022 through June 30, 2023, principal payments are due in quarterly installments of $375,000 for a total repayment over the period of $1.1 million. The remaining unpaid principal amounts are due at the maturity date of the 2021 JPMorgan Credit Facility.

The Company’s obligations under the 2021 JPMorgan Credit Facility are secured by first priority security interests in substantially all of the assets of the Company. The 2021 JPMorgan Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including a financial covenant requiring the Company to maintain an adjusted quick ratio of not less than 2.75 to 1.00 beginning January 1, 2021, and not less than 3.00 to 1.00 beginning April 1, 2021, and a financial covenant requiring the Company to maintain, as of the end of each of its fiscal quarters commencing with the fiscal quarter ended December 31, 2021, a total leverage ratio of not greater than 3.00 to 1.00.

The Company was in compliance with its financial covenants as of September 30, 2021.

Term Facility with Antara

On October 9, 2019, the Company entered into a commitment letter with Antara, pursuant to which Antara committed to extend to the Company a $30.0 million senior secured term loan facility ("2020 Antara Term Facility"). On October 9, 2019, the Company also sold shares of the Company’s common stock to Antara at a price below market value. Since the 2020 Antara Term Facility and equity issuance were negotiated in contemplation of each other and executed within a short period of time, the Company evaluated the debt and equity financing as a combined arrangement, and estimated the fair values of the debt and equity components to allocate the proceeds, net of the registration rights agreement liability on a relative fair value basis between the debt and equity components. The non-lender fees incurred to establish the debt and equity financing arrangement were allocated to the debt and equity components on a relative fair value basis and capitalized on the Company’s balance sheet. The 2020 Antara Term Facility agreement also contained a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability.

On August 14, 2020, the Company repaid all amounts outstanding under the 2020 Antara Term Facility and entered into the 2021 JPMorgan Credit Agreement described above. The Company de-recognized $2.6 million of unamortized debt issuance costs and debt discount associated with the 2020 Antara Team Facility during the three months ended September 30, 2020.
10. ACCRUED EXPENSES
Accrued expenses consisted of the following as of September 30, 2021 and June 30, 2021:

	As of September 30,	As of June 30,
($ in thousands)	2021	2021

Sales tax reserve	$17,353	$17,099
Accrued compensation and related sales commissions	2,444	4,233
Operating lease liabilities, current	1,430	1,166
Accrued professional fees	1,793	1,739
Accrued taxes and filing fees payable	1,295	1,450
Contingent consideration arrangement for the Yoke acquisition*	1,000	—
Other accrued expenses	892	773
Total accrued expenses	$26,207	$26,460
* See Note 5 - Acquisition for description of the contingent consideration arrangement.

11. INCOME TAXES

For the three months ended September 30, 2021, the Company recorded an income tax provision of $89 thousand. As of September 30, 2021, the Company reviewed the existing deferred tax assets and continues to record a full valuation against its deferred tax assets. The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of September 30, 2021, the Company had a total unrecognized income tax benefit of $0.5 million. The provision is based upon actual loss before income taxes for the three months ended September 30, 2021, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

For the three months ended September 30, 2020, the Company recorded an income tax provision of $40 thousand. As of September 30, 2020, the Company reviewed the existing deferred tax assets in light of COVID-19 and recorded a full valuation against its deferred tax assets. The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of September 30, 2020, the Company had a total unrecognized income tax benefit of $0.2 million. The provision is based upon actual loss before income taxes for the three months ended September 30, 2020, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

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

No stock options were granted during the three months ended September 30, 2021. The fair value of options granted during the three months ended September 30, 2020 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

Three months ended September 30,
2020
Expected volatility (percent)	76.6% - 77.3%
Weighted average expected life (years)	4.5
Dividend yield (percent)	0.0%
Risk-free interest rate (percent)	0.2% - 0.3%
Number of options granted	467,500
Weighted average exercise price	$7.49
Weighted average grant date fair value	$4.41

Stock based compensation related to stock options with an established grant date for the three months ended September 30, 2021 and 2020 was $0.8 million and $1.1 million, respectively.

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

For these performance based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a "Grant Date" as defined in ASC Topic 718 Compensation — Stock Compensation, has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. The total expense recognized for the three months ended September 30, 2021 for these awards was $0.6 million.

COMMON STOCK AWARDS

Two employees of Hudson Executive, a greater than 10% shareholder and a related party of the Company, entered into consulting agreements with the Company in August and September of 2020, respectively, under which the consultants provided financial and strategic analysis and advisory services to the Company's CEO through July 31, 2021. As consideration for the services, in March 2021 the consultants were granted a total of 80,000 restricted stock units. In September 2021, the Company extended these consulting agreements through July 31, 2022 and, in connection therewith, the consultants were granted an additional 20,000 restricted stock units. The total expense recognized for the three months ended September 30, 2021 for these consulting agreements was immaterial.

The Company makes annual grants of restricted stock units to executive officers pursuant to long-term stock incentive plans (“LTIPs”) which vest annually, typically over three years. In August 2021, we granted a total of approximately 93,000 restricted stock units with a grant date fair value of approximately $0.97 million to company executives.
The total expense recognized for common stock awards for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.4 million, respectively.

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

Leases

The Company has entered into various operating lease obligations. See Note 3 - Leases for additional information.

Purchase Commitments

As of September 30, 2021, the Company had firm commitments to purchase inventory of approximately $27 million over the next three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes included in this Form 10-Q.

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
•failure to comply with the financial covenants of our credit agreement in connection with the 2021 JPMorgan Credit Facility;
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
•whether our suppliers would increase their prices, reduce their output or change their terms of sale; and

•the risks associated with the currently pending investigation, potential litigation or possible regulatory action arising from the internal investigation conducted by the Audit Committee in fiscal year 2019 and its findings, from the failure to timely file our periodic reports with the Securities and Exchange Commission, from the restatement of the affected financial statements, from allegations related to the registration statement for the follow-on public offering, or from potential litigation or other claims arising from these events.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above, or those discussed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“2021 Form 10-K”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.
Any forward-looking statement made by us in this Form 10-Q speaks only as of the date of this Form 10-Q.  Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW OF THE COMPANY

Cantaloupe, Inc. (“Cantaloupe” or the “Company”), previously known as USA Technologies, Inc., is organized under the laws of the Commonwealth of Pennsylvania. On March 29, 2021, USA Technologies, Inc. filed Articles of Amendment to its Amended and Restated Articles of Incorporation with the Pennsylvania Department of State to effect a change of the Company’s name from “USA Technologies, Inc.” to “Cantaloupe, Inc.,” effective as of April 15, 2021. On April 19, 2021, the Company’s common stock, no par value per share (the “Common Stock”), began trading on the NASDAQ Global Select Market under the ticker symbol “CTLP” and the Company’s Series A Convertible Preferred Stock, no par value per share, began trading on the OTC Markets’ Pink Open Market under the trading symbol, “CTLPP”.

Cantaloupe is a digital payments and software services company that provides end-to-end technology solutions for the unattended retail market. We are transforming the unattended retail world by offering a solution for payments processing, as well as one that handles inventory management, pre-kitting, route logistics, warehouse and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, car wash and electric vehicle charging stations, commercial laundry, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.

The Company's fiscal year ends June 30. The Company generates revenue in multiple ways. During the three months ended September 30, 2021, we derived approximately 89% and 11% from subscription and transaction fees and equipment sales, respectively. During the three months ended September 30, 2020, we derived approximately 90% and 10% from subscription and transaction fees and equipment sales, respectively.
Active Devices (as defined below) operating on the Company’s platform and using our services include those resulting from the sale or lease of our point of sale ("POS") electronic payment devices, telemetry devices or certified payment software or the servicing of similar third-party installed POS terminals or telemetry devices. Customers can obtain POS electronic payment devices from us in the following ways:
•Purchasing devices directly from the Company or one of its authorized resellers;
•Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty-month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and
•Renting devices under the Company’s JumpStart Program, which are typically 36 months duration agreements and are cancellable with 30 to 60 days' written notice.

First Quarter 2022 Highlights

Highlights of the Company for the fiscal quarter ended September 30, 2021 are below:
•20,738 Active Customers (as defined below) and 1.1 million Active Devices on our service;
•In August 2021, we completed the acquisition of certain assets and liabilities of Delicious Nutritious LLC, doing business as Yoke Payments ("Yoke"), a micro market payments company. Through the acquisition, Yoke's POS platform will now extend its offering to provide self-checkout while seamlessly integrating with Cantaloupe’s inventory management and payment processing platforms;
•In August 2021, the Company hosted its inaugural Cantaloupe Innovation Summit at the National Automatic Merchandising Association ("NAMA") Show 2021, showcasing new products and services;
•Completed testing and certification of the ePort Engage devices which began shipping at the end of current fiscal quarter. ePort Engage series is our next generation of digital touchscreen devices for the market which provides retailers the ability to captivate consumers in new ways and enables truly frictionless purchasing;
•Three direct sales teams at the national, regional, and local customer-level and a growing number of original equipment manufacturers and national distribution partners; and
•Continued promotional upgrade program for 2G and 3G devices to 4G LTE.
As of September 30, 2021, we have approximately 185 employees across the United States and offices in Malvern, Pennsylvania and Atlanta, Georgia.

COVID-19 Update

The Company, its employees, and its customers operate in geographic locations in which its business operations and financial performance continues to be affected by the COVID-19 pandemic. However, as businesses, schools, and other organizations re-open and continue through economic recovery, the Company has seen increased foot traffic to distributed assets containing our electronic payments solutions. The Company continues to monitor for potential impacts of COVID-19 as new variants emerge and could lead to a resurgence of the virus. Such impacts to our financial statements include, but not limited to, the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease right-of-use assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

While we are encouraged by the recent gradual lifting of pandemic-related closures and other containment measures across the country, we continue to monitor the evolving situation and follow guidance from federal, state and local public health authorities. Given the potential uncertainty of the situation, the Company cannot, at this time, reasonably estimate the longer-term repercussions of COVID-19 on our financial condition, results of operations or cash flows.

QUARTERLY RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this Form 10-Q. Certain prior years' amounts have been made to conform to the current year's presentation. The changes in presentation did not affect our total revenues, total costs of sales, gross profit, total operating expenses, operating loss, net loss or net loss per common share. For further information on the presentation changes, see Item 1. Financial Statements — Note 2. Summary of Significant Accounting Policies.

The following table shows certain financial and non-financial data that management believes give readers insight into certain trends and relationships about the Company’s financial performance. We believe the metrics (Active Devices, Active Customers, Total Number of Transactions and Total Dollar Volume) are useful in allowing management and readers to evaluate our strategy of driving growth in devices and transactions.

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
Total Number of Transactions and Total Dollar Volume of Transactions

Transactions are defined as electronic payment transactions that are processed by our technology-enabled solutions. Management uses Total Number and Dollar Volume of transactions to monitor recovery from the COVID-19 pandemic and to evaluate the effectiveness of our new customer strategy and our ability to leverage existing customers and partners.

	As of and for the three months ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Devices:
Active Devices (thousands)	1,115	1,094	1,085	1,083	1,083

Customers:
Active Customers	20,738	19,834	18,763	18,304	17,760

Volumes:
Total Number of Transactions (millions)	257.9	241.6	213.4	211.8	201.9
Total Dollar Volume of Transactions (millions)	553.4	515.0	412.7	422.6	406.3

Highlights for the quarter ended September 30, 2021 include:
•1.11 million Active Devices compared to the same quarter last year of 1.08 million, an increase of approximately 30 thousand Active Devices, or 3%;
•20,738 Active Customers on our service compared to the same quarter last year of 17,760, an increase of 2,978 Active Customers, or 17%; and
•Total Dollar Volumes for the quarter ended September 30, 2021 are approximately 7% higher than the quarter ended June 30, 2021 and 36% higher compared to the average processing volumes for the quarter ended September 30, 2020. See "Revenue and Gross Profit" in Management’s Discussion and Analysis of Financial Condition and Results of Operations above for additional information.

FINANCIAL HIGHLIGHTS

The following tables summarize our results of operations and significant changes in our financial performance for the periods presented:

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues and Gross Profit

	Three months ended September 30,		Percent Change
($ in thousands)	2021	2020
Revenues:
Subscription and transaction fees	$40,625	$33,108	22.7%
Equipment sales	5,155	3,769	36.8%
Total revenues	45,780	36,877	24.1%

Costs of sales:
Cost of subscription and transaction fees	26,024	19,336	34.6%
Cost of equipment sales	4,880	3,301	47.8%
Total costs of sales	30,904	22,637	36.5%

Gross profit:
Subscription and transaction fees	14,601	13,772	6.0%
Equipment sales	275	468	(41.2)%
Total gross profit	$14,876	$14,240	4.5%

Gross margin:
Subscription and transaction fees	35.9%	41.6%
Equipment sales	5.3%	12.4%
Total gross margin	32.5%	38.6%

Revenues.  Total revenues increased by $8.9 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase in revenues is attributed to a $7.5 million and $1.4 million increase in subscription and transaction fees and equipment sales, respectively.

The increase in subscription and transaction fees is primarily driven by the increased processing volumes for the current fiscal year period relative to the prior year as we are currently exceeding pre-pandemic (COVID-19) levels of processing volumes. As businesses, schools and other organizations across the country continue to re-open, we continue to benefit from a broader macroeconomic recovery across the United States. Increase in revenues is also attributed to continued focus of management to grow our Seed services to our customer base and an increase in the Active Devices count compared to the same period last year.

The increase in equipment sales relates to more equipment shipments in the current quarter compared to same period last year driven by customers focused on liquidity during the early days of the COVID-19 pandemic with many committing to 4G device upgrades but holding off on delivery until closer to the discontinuation of 3G network support in 2022. We expect the equipment revenue to continue increasing through the 3G network discontinuation date in North America through the end of the 2022 calendar year.

Cost of sales. Cost of sales increased $8.3 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase in cost of sales is attributed to a $6.7 million and $1.6 million increase in subscription and transaction costs and equipment costs respectively. The increase in cost of sales was primarily driven by an increase in transaction processing fees corresponding with an increase in processing volumes.

Gross margin. Total gross margin decreased from 38.6% for the three months ended September 30, 2020 to 32.5% for the three months ended September 30, 2021.  The decrease in gross margin was primarily as a result of a change in revenue mix of higher transaction fees during the current quarter and an out of period adjustment of $0.8 million recorded as a reduction of equipment costs in the prior period.

Operating Expenses

	Three months ended September 30,		Percent Change
Category ($ in thousands)	2021	2020
Sales and marketing	$2,339	$1,599	46.3%
Technology and product development	5,389	3,214	67.7%
General and administrative expenses	7,264	11,997	(39.5)%
Depreciation and amortization	1,022	1,068	(4.3)%
Total operating expenses	$16,014	$17,878	(10.4)%

Total operating expenses.  Operating expenses decreased by $1.9 million for the three months ended September 30, 2021 compared to the same period in 2020. This change is attributed to a decrease of $4.7 million in general and administrative expenses, offset by a $2.2 million increase in technology and product development expenses and a $0.7 million increase in sales and marketing costs. The change in total operating expenses reflects the Company's overall objectives to reduce general and administrative expenses and utilizing savings to invest in innovative technologies and products and increase marketing spend to penetrate new and existing customers with our products and services. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $0.7 million for the three months ended September 30, 2021, as compared to the same period in 2020 and relates primarily to higher sales and marketing employee headcount in the current quarter to support our expanding business and service offerings in the United States and internationally.

Technology and product development. Technology and product development expenses increased approximately $2.2 million for the three months ended September 30, 2021, as compared to the same period in 2020. The increase was driven primarily by the Company's objectives of investing in innovative technologies and to further strengthen our network environment and platform through utilizing a combination of company personnel and external consultants.

General and administrative expenses. General and administrative expenses decreased approximately $4.7 million for the three months ended September 30, 2021, as compared to the same period in 2020. The decrease in general and administrative expenses was primarily driven by a $2.3 million decrease in professional fees due to reduced reliance on external consultants who supported the Company’s accounting, financial reporting and reduced legal fees and a $1.8 million change relating to the network incident in the prior year, which is described below.

During the three months ended September 30, 2020, the Company experienced a network incident on its transaction processing platform. The Company incurred $1.1 million of non-recurring costs relating to the outage that were included in general and administrative expenses in the prior period and were not included in the current quarter. The Company filed a claim with its insurance provider for the outage related expenses and recovered $0.7 million in the current quarter which was recorded as a reduction of general and administrative expenses for the current quarter.

Depreciation and amortization. Depreciation and amortization expense was consistent for the three months ended September 30, 2021 and September 30, 2020.

Other Income (Expense), Net

	Three months ended September 30,		Percent Change
($ in thousands)	2021	2020
Other income (expense):
Interest income	$473	$350	35.1%
Interest expense	(478)	(3,285)	(85.4)%
Other income (expense)	(59)	—	(100.0)%
Total other income (expense), net	$(64)	$(2,935)	97.8%

Other income (expense), net.  Other income (expense), net increased $2.9 million for the three months ended September 30, 2021 as compared to the same period in 2020. The higher interest expense for the fiscal quarter ended September 30, 2020 was primarily related to the recognition of the remaining balance of unamortized debt issuance costs and debt discount associated with the senior secured term loan facility with Antara Capital Master Fund LP of $2.6 million into interest expense, when the Antara Term Facility was fully paid and terminated.

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

We define Adjusted EBITDA as U.S. GAAP net loss before (i) interest income, (ii) interest expense on debt and reserves, (iii) income tax expense, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, and (vii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations.

Below is a reconciliation of U.S. GAAP net loss to Adjusted EBITDA for the three months ended September 30, 2021 and September 30, 2020:

	Three months ended September 30,
($ in thousands)	2021	2020
U.S. GAAP net loss	$(1,291)	$(6,613)
Less: interest income	(473)	(350)
Plus: interest expense	478	3,285
Plus: income tax provision	89	40
Plus: depreciation expense included in costs of sales for rentals	264	539
Plus: depreciation and amortization expense in operating expenses	1,022	1,068
EBITDA	89	(2,031)
Plus: stock-based compensation (a)	1,762	1,509
Adjustments to EBITDA	1,762	1,509
Adjusted EBITDA	$1,851	$(522)

(a)    As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $82.5 million as of September 30, 2021; (2) the cash that may be provided by operating activities; and (3) up to $5 million available to be drawn on the 2021 JPMorgan Revolving Facility. In addition, management continues to implement efficiencies in working capital that are designed to increase our cash balances.

The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $17.4 million in the aggregate as of September 30, 2021. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

The Company believes that its current financial resources will be sufficient to fund its current twelve-month operating budget from the date of issuance of these condensed consolidated financial statements.

Below are charts that reflect our cash liquidity and outstanding debt as of September 30, 2021 and June 30, 2021:

Cash Flows

See Condensed Consolidated Statement of Cash Flows in Part I, Item 1 of this Quarterly Report for details on the changes in cash and cash equivalents classified by operating, investing and financing activities during our respective reporting periods.

Net cash provided by (used in) operating activities

Cash used in operating activities was $0.9 million for the three months ended September 30, 2021 compared to cash provided by operating activities of $5.2 million in the same period in the prior year. The change in cash used in operating activities reflects our net loss of $1.3 million, $2.5 million utilized by working capital accounts offset by $2.9 million in non-cash operating charges.

The change in working capital accounts is primarily driven by cash used of $3.9 million to increase our inventory on hand, reduction of accrued expenses of approximately $2.2 million offset by cash provided by a reduction of accounts receivable of $3 million in the quarter. The increase in inventory is a result of the Company planning ahead for customers who are continuing to upgrade 3G devices to 4G as the 3G network sunset date approaches in 2022. Cash used in accounts payable and accrued expenses of $2.2 million is mostly attributable to the payment of the accrued salary and bonuses as of June 30, 2021. Cash used in working capital is offset by the decrease in accounts receivable of $3 million as payments for the increased equipment sales generated during the quarter ended June 30, 2021 become due.

Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, and provisions for expected losses.

Net cash used in investing activities

Cash used in investing activities was $4.5 million for the three months ended September 30, 2021 compared to cash used in investing activities of $0.5 million in the same period in the prior year. Increase in cash used is due to the cash paid for the Yoke acquisition of $2.9 million and $1.6 million for increased property and equipment balances driven primarily by the Company's continued focus on investing in innovative technologies and products.

Net cash used in financing activities

Cash used in financing activities was $0.2 million for the three months ended September 30, 2021 compared to cash used in financing activities of $1.7 million in the same period in the prior year. For the three months ended September 30, 2021, the Company made repayments of $0.2 million on outstanding debt mostly attributable to the 2021 JPMorgan Credit Facility. During the three months ended September 30, 2020, the Company refinanced its debt agreements and paid $1.2 million as a prepayment penalty and commitment termination fee to Antara as part of the repayment of the 2020 Antara Term Facility.

CONTRACTUAL OBLIGATIONS

During the three months ended September 30, 2021, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

CRITICAL ACCOUNTING POLICIES

During the three months ended September 30, 2021, there were no significant changes to our critical accounting policies from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Our exposures to market risk have not changed materially since June 30, 2021.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective as of September 30, 2021.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

The information required by this Item is incorporated herein by reference to the Notes to condensed consolidated financial statements, Note 13 – Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as supplemented by the amended risk factor set forth below.

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

As a result of COVID-19, the technology industry is experiencing disruptions within its supply chain. We have experienced, and may continue to experience delays in securing the components and finished goods of our hardware products that we market and sell to our customers. Supply chain delays could cause shortages of our hardware products, which could negatively affect our ability to retain and acquire customers and could adversely impact our financial results.

The extent to which the COVID-19 pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we are not able to accurately predict, including: the duration and scope of the pandemic; potential mutations of COVID-19; the efficacy of vaccines and treatment developments and their deployment; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the impact of the pandemic on economic activity and actions taken in response. Furthermore, even as containment measures are lifted there can be no assurance as to whether further measures will be implemented, or the time required to sustain operations and sales at pre-pandemic levels. There may also be increased marketplace consolidation as companies are challenged to respond to the continued evolving conditions of COVID-19.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3. Defaults Upon Senior Securities.

There were no defaults on any senior securities. The total liquidation preference including accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2021 was $21.8 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended through May 29, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-A12B filed on November 17, 2020).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2021).

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 10, 2021)

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 5, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of September 30, 2021 and June 30, 2021, (2) the Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 2021 and 2020, (3) the Condensed Consolidated Statements of Shareholders’ Equity for the three-month periods ended September 30, 2021 and 2020, (4) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2021 and 2020, and (5) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 5, 2021, is formatted as Inline iXBRL and contained in Exhibit 101.
______________________________________
*    Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: November 5, 2021	/s/ Sean Feeney
Sean Feeney
Chief Executive Officer

Date: November 5, 2021	/s/ R. Wayne Jackson
R. Wayne Jackson
Chief Financial Officer