Form 10-Q
period 2021-12-31
CANTALOUPE, INC.
filed 2022-02-04
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
(610) 989-0340
_______________________________________________________________
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name Of Each Exchange On Which Registered
Common Stock, no par value	CTLP	The NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2022 there were 71,084,832 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

Part I. Financial Information
Item 1. Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

($ in thousands, except share data)	December 31, 2021 (Unaudited)	June 30, 2021

Assets
Current assets:
Cash and cash equivalents	$76,309	$88,136
Accounts receivable, net	24,990	27,470
Finance receivables, net	8,247	7,967
Inventory, net	11,752	5,292
Prepaid expenses and other current assets	2,171	2,414
Total current assets	123,469	131,279

Non-current assets:
Finance receivables due after one year, net	10,906	11,632
Property and equipment, net	8,897	5,570
Operating lease assets	2,949	3,049
Intangibles, net	19,606	19,992
Goodwill	66,656	63,945
Other assets	2,609	2,205
Total non-current assets	111,623	106,393

Total assets	$235,092	$237,672

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$31,323	$36,775
Accrued expenses	28,721	26,460
Current obligations under long-term debt	848	675
Deferred revenue	1,745	1,763
Total current liabilities	62,637	65,673

Long-term liabilities:
Deferred income taxes	190	179
Long-term debt, less current portion	13,124	13,644
Operating lease liabilities, non-current	3,154	3,645
Total long-term liabilities	16,468	17,468

Total liabilities	79,105	83,141
Commitments and contingencies (Note 13)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $21,781 and $21,447 at December 31, 2021 and June 30, 2021, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized		—
Common stock, no par value, 640,000,000 shares authorized, 70,987,498 and 71,258,047 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	465,990	462,775
Accumulated deficit	(313,141)	(311,382)
Total shareholders’ equity	152,849	151,393
Total liabilities, convertible preferred stock and shareholders’ equity	$235,092	$237,672
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands, except per share data)	2021	2020	2021	2020
Revenues:
Subscription and transaction fees	$41,188	$33,214	$81,812	$66,322
Equipment sales	9,903	5,071	15,059	8,840
Total revenues	51,091	38,285	96,871	75,162

Costs of sales:
Cost of subscription and transaction fees	24,919	20,617	50,944	39,953
Cost of equipment sales	10,182	5,367	15,062	8,668
Total costs of sales	35,101	25,984	66,006	48,621

Gross profit	15,990	12,301	30,865	26,541

Operating expenses:
Sales and marketing	1,745	1,520	4,084	3,119
Technology and product development	5,780	3,783	11,169	6,997
General and administrative	7,672	8,528	14,936	20,525
Depreciation and amortization	1,113	1,052	2,135	2,120
Total operating expenses	16,310	14,883	32,324	32,761

Operating loss	(320)	(2,582)	(1,459)	(6,220)

Other income (expense):
Interest income	445	325	918	675
Interest expense	(475)	(596)	(953)	(3,881)
Other income (expense)	(16)	—	(75)	—
Total other income (expense), net	(46)	(271)	(110)	(3,206)

Loss before income taxes	(366)	(2,853)	(1,569)	(9,426)
Provision for income taxes	(102)	(49)	(191)	(89)

Net loss	(468)	(2,902)	(1,760)	(9,515)
Preferred dividends	—	—	(334)	(334)
Net loss applicable to common shares	$(468)	$(2,902)	$(2,094)	$(9,849)

Net loss per common share
Basic and diluted	$(0.01)	$(0.04)	$(0.03)	$(0.15)

Weighted average number of common shares outstanding used to compute net loss per share applicable to common shares
Basic and diluted	70,969,246	64,913,364	71,072,587	64,886,183
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Six Month Period Ended December 31, 2021

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2021	71,258,047	$462,775	$(311,382)	$151,393
Stock-based compensation and exercises (net)	20,958	1,762	—	1,762
Retirement of common stock	(319,823)	—	—	—
Net loss	—	—	(1,291)	(1,291)
Balance, September 30, 2021	70,959,182	464,537	(312,673)	151,864
Stock-based compensation and exercises (net)	28,316	1,453	—	1,453
Net loss	—	—	(468)	(468)
Balance, December 31, 2021	70,987,498	$465,990	$(313,141)	$152,849

Six Month Period Ended December 31, 2020

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2020	65,196,882	$401,240	$(303,025)	$98,215
Impact of adoption of ASC 326	—	—	348	348
Stock-based compensation and exercises (net)	56,083	1,502	—	1,502
Net loss	—	—	(6,613)	(6,613)
Balance, September 30, 2020	65,252,965	402,742	(309,290)	93,452
Stock based compensation and exercises (net)	32,709	1,691	—	1,691
Net loss	—	—	(2,902)	(2,902)
Balance, December 31, 2020	65,285,674	$404,433	$(312,192)	$92,241
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
($ in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(1,760)	$(9,515)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	3,129	3,149
Amortization of debt issuance costs and discounts	68	2,657
Provision for expected losses	1,313	1,286
Provision for inventory reserve	342	768
Depreciation and amortization included in operating expenses	2,135	2,120
Depreciation included in costs of sales for rental equipment	518	1,054
Other	112	957
Changes in operating assets and liabilities:
Accounts receivable	1,378	(2,987)
Finance receivables	245	429
Inventory	(6,802)	(434)
Prepaid expenses and other assets	(160)	243
Accounts payable and accrued expenses	(4,555)	195
Operating lease liabilities	(192)	(526)
Deferred revenue	(18)	(50)
Net cash (used in) provided by operating activities	(4,247)	(654)

Cash flows from investing activities:
Cash paid for acquisition	(2,900)	—
Purchase of property and equipment	(4,359)	(970)
Proceeds from sale of property and equipment	—	11
Net cash used in investing activities	(7,259)	(959)

Cash flows from financing activities:
Proceeds from debt facilities, net of issuance costs	—	14,550
Repayment of debt facilities	(407)	(15,364)
Proceeds from exercise of common stock options	86	76
Payment of Antara prepayment penalty and commitment termination fee	—	(1,200)
Net cash used in financing activities	(321)	(1,938)

Net (decrease) increase in cash and cash equivalents	(11,827)	(3,551)
Cash and cash equivalents at beginning of year	88,136	31,713
Cash and cash equivalents at end of period	$76,309	$28,162

Supplemental disclosures of cash flow information:
Interest paid in cash	$376	$615

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

COVID-19 Update

The Company, its employees, and its customers operate in geographic locations in which its business operations and financial performance continues to be affected by the COVID-19 pandemic. While businesses, schools and other organizations re-open, which has led to increased foot-traffic to distributed assets containing our electronic payment solutions, the emergence of new strains and variants and resurgence of the virus, such as the recent outbreak of the Omicron variant, have and may in the future lead to additional shutdowns and closures that impact our operations and financial results. Such impacts to our financial statements include, but not limited to, the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2022. Actual results could differ from estimates. The balance sheet at June 30, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform with current year presentation.

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

The following table represents a roll forward of the allowance for doubtful accounts for accounts and finance receivables for the six months ending December 31, 2021:

	Six months ended December 31,
	2021		2020
($ in thousands)	Accounts Receivable	Finance Receivable	Accounts Receivable	Finance Receivable
Beginning balance of allowance as of June 30,	$6,614	$1,109	$7,676	$150
Impact of adoption of ASC 326*	—	—	(757)	409
Provision for expected losses	312	100	394	—
Balance at September 30,	$6,926	$1,209	$7,313	$559
Provision for expected losses	801	100	542	350
Write-offs	(566)	(247)	—	—
Balance at December 31,	$7,161	$1,062	$7,855	$909

* The Company adopted ASC 326 on July 1, 2020.

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

3. LEASES

Lessee Accounting
The Company has operating leases for office space, warehouses, and office equipment. At December 31, 2021, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Balance Sheet Classification	As of December 31, 2021	As of June 30, 2021

Assets:	Operating lease assets	$2,949	$3,049

Liabilities:
Current	Accrued expenses	$1,465	$1,166
Long-term	Operating lease liabilities, non-current	3,154	3,645
Total lease liabilities		$4,619	$4,811

Components of lease cost are as follows:

($ in thousands)	Three months ended December 31, 2021	Three months ended December 31, 2020

Operating lease costs*	443	535

($ in thousands)	Six months ended December 31, 2021	Six months ended December 31, 2020

Operating lease costs*	885	1,064
* Includes short-term lease and variable lease costs, which are not material.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Six months ended December 31, 2021	Six months ended December 31, 2020

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$840	$802

Non-cash activity:
Lease assets obtained in exchange for new operating lease liabilities	$471	$—

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases
Remainder of 2022	$861
2023	1,758
2024	1,029
2025	707
2026	628
Thereafter	265
Total lease payments	$5,248
Less: Imputed interest	(629)
Present value of lease liabilities	$4,619

Lessor Accounting

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	December 31, 2021	June 30, 2021
Cost	$22,205	26,753
Accumulated depreciation	(20,409)	(24,487)
Net	$1,796	$2,266

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of December 31, 2021 are disclosed within Note 6 - Finance Receivables.

4. REVENUE

Disaggregated Revenue

Beginning in the first quarter of fiscal year 2022, the Company disaggregated Subscription and transaction fees presented on the Condensed Consolidated Statement of Operations to Transaction fees and Subscription fees categories (described below) as this additional disclosure provides greater visibility into the Company's revenue streams and better aligns the Company’s financial performance including how management views and monitors business operations and makes strategic decisions.
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

Based on similar operational characteristics, the Company's revenue is disaggregated as follows:

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2021	2020	2021	2020
Transaction fees	$26,775	$20,454	$53,195	$40,131
Subscription fees	14,413	12,760	28,617	26,191
Subscription and transaction fees	$41,188	$33,214	$81,812	$66,322
Equipment sales	9,903	5,071	15,059	8,840
Total revenues	$51,091	$38,285	$96,871	$75,162

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

The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of December 31, 2021

2022	$7,016
2023	12,609
2024	8,489
2025	4,792
2026	2,892
Thereafter	503
Total	$36,301

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended December 31,	Three months ended December 31,
($ in thousands)	2021	2020

Deferred revenue, beginning of the period	$1,720	$1,639
Deferred revenue, end of the period	1,745	1,648
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$120	$95

	Six months ended December 31,	Six months ended December 31,
($ in thousands)	2021	2020

Deferred revenue, beginning of the period	$1,763	$1,698
Deferred revenue, end of the period	1,745	1,648
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$215	$184

The change in the contract liability balances period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

At December 31, 2021, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $2.0 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. At June 30, 2021, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $2.0 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired.

During the three and six months ended December 31, 2021, amortization of capitalized contract costs was $0.2 million and $0.3 million. During the three and six months ended December 31, 2020, amortization of capitalized contract costs was $0.1 million and $0.3 million.

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

The consideration transferred for the acquisition includes payments of $3 million in cash at the close of the transaction and $1 million in deferred cash payment due on or before July 30, 2022 based on the achievement of certain sales growth targets. As of the date of the acquisition and as of December 31, 2021, we expect to pay the entire deferred cash payment and we have accrued a contingent consideration liability of $1 million which is included within Accrued expenses in our Condensed Consolidated Balance Sheet.

Additionally in connection with the acquisition, the Company will issue common stock to the former owners of Yoke based on the achievement of certain sales growth targets for software licenses through July 31, 2024 and continued employment as of the respective measurement dates. The accounting treatment for these awards in the context of the business combination is to recognize the awards as a post-combination expense and were not included in the purchase price. We will begin recognizing compensation expense for these awards over the requisite service period when it becomes probable that the performance condition would be satisfied pursuant to ASC 718. At each reporting date, we assess the probability of achieving the sales targets and fulfilling the performance condition. As of December 31, 2021, we determined that it is not probable that the performance condition would be satisfied and, accordingly, have not recognized compensation expense related to these awards for the six months ended December 31, 2021.

The following table summarizes the total consideration paid for Yoke, total net assets acquired, identifiable assets and goodwill recognized at the acquisition date:

($ in thousands)	Amount
Consideration
Cash	$2,966
Contingent consideration arrangement	$1,000
Fair value of total consideration transferred	$3,966

Recognized amounts of identifiable assets
Total net assets acquired	$21
Identifiable intangible assets	$1,235
Total identifiable net assets	$1,256

Goodwill	$2,710

Amounts allocated to identifiable intangible assets included $0.9 million related to developed technology, $0.3 million related to customer relationships, and $0.1 million related to other intangible assets. The fair value of the acquired developed technology was determined using a multi-period excess earnings method. The fair value of the acquired customer relationships was determined using the with-and-without method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets.

Goodwill of $2.7 million arising from the acquisition includes the expected synergies between Yoke and the Company and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is deductible for income tax purposes, was assigned to the Company’s only reporting unit.

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

6. FINANCE RECEIVABLES

The Company's finance receivables consist of financed devices under the QuickStart program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of December 31, 2021 and June 30, 2021, finance receivables consist of the following:

($ in thousands)	December 31, 2021	June 30, 2021
Current finance receivables, net	$8,247	$7,967
Finance receivables due after one year, net	10,906	11,632
Total finance receivables, net of allowance of $1,062 and $1,109, respectively	$19,153	$19,599

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

At December 31, 2021, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$6,587	$3,417	$4,570	$2,555	$1,319	$17	$18,465
30 days and under	5	13	47	45	5	—	115
31-60 days	20	32	74	51	20	—	197
61-90 days	12	25	64	44	18	1	164
Greater than 90 days	26	121	484	492	87	64	1,274
Total finance receivables	$6,650	$3,608	$5,239	$3,187	$1,449	$82	$20,215

At June 30, 2021, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$6,736	$3,970	$3,942	$3,081	$1,358	$31	$19,118
30 days and under	19	67	90	93	11	1	281
31-60 days	4	9	22	2	1	—	38
61-90 days	10	42	66	54	10	—	182
Greater than 90 days	46	69	490	419	54	11	1,089
Total finance receivables	$6,815	$4,157	$4,610	$3,649	$1,434	$43	$20,708

At December 31, 2021, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$6,334	$3,194	$4,462	$2,273	$1,209	$11	$17,483
Low ratio customers	316	414	777	914	240	71	2,732
Total finance receivables	$6,650	$3,608	$5,239	$3,187	$1,449	$82	$20,215

At June 30, 2021, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$6,415	$3,824	$3,793	$2,920	$1,290	$24	$18,266
Low ratio customers	400	333	817	729	144	19	2,442
Total finance receivables	$6,815	$4,157	$4,610	$3,649	$1,434	$43	$20,708

The following table represents a rollforward of the allowance for finance receivables for the six months ending December 31, 2021 and 2020:

	Six months ended December 31,	Six months ended December 31,
($ in thousands)	2021	2020

Balance at June 30	$1,109	$150
Impact of adoption of ASC 326*	—	409
Provision for expected losses	100	—
Balance at September 30	$1,209	$559
Provision for expected losses	100	350
Write-offs	(247)	—
Balance at December 31	$1,062	$909
*

* The Company adopted Financial Instruments - Credit Losses (Topic 326) on July 1, 2020.

Cash to be collected on our performing finance receivables due for each of the fiscal years are as follows:

($ in thousands)
2022	$8,020
2023	6,241
2024	4,625
2025	3,110
2026	1,726
Thereafter	313
Total amounts to be collected	24,035
Less: interest	(3,820)
Less: allowance for receivables	(1,062)
Total finance receivables	$19,153

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

	Three months ended December 31,
($ in thousands, except per share data)	2021	2020

Numerator for basic and diluted loss per share
Net loss	$(468)	$(2,902)
Preferred dividends	—	—
Net loss applicable to common shareholders	(468)	(2,902)

Denominator for basic loss per share - Weighted average shares outstanding	70,969,246	64,913,364
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	70,969,246	64,913,364

Basic and diluted loss per share	$(0.01)	$(0.04)

	Six months ended December 31,
($ in thousands, except per share data)	2021	2020

Numerator for basic and diluted loss per share
Net loss	$(1,760)	$(9,515)
Preferred dividends	(334)	(334)
Net loss applicable to common shareholders	(2,094)	(9,849)

Denominator for basic loss per share - Weighted average shares outstanding	71,072,587	64,886,183
Effect of dilutive potential common shares
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	71,072,587	64,886,183

Basic and diluted loss per share	$(0.03)	$(0.15)
Anti-dilutive shares excluded from the calculation of diluted loss per share were approximately 4 million for the three and six months ended December 31, 2021 and approximately 3 million for the three and six months ended December 31, 2020.

8. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of December 31, 2021
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	$1,705	$(982)	$723	1 - 7 years
Developed technology	11,819	(7,815)	4,004	5 - 6 years
Customer relationships	19,339	(4,460)	14,879	5 - 18 years
Total intangible assets	$32,863	$(13,257)	$19,606

Goodwill	66,656	—	66,656	Indefinite

	As of June 30, 2021
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	1,640	(840)	800	3 - 7 years
Developed technology	10,939	(6,890)	4,049	5 - 6 years
Customer relationships	19,049	(3,906)	15,143	10 - 18 years
Total intangible assets	$31,628	$(11,636)	$19,992

Goodwill	63,945	—	63,945	Indefinite

During the three and six months ended December 31, 2021, there was $0.9 million and $1.6 million in amortization expense related to intangible assets, respectively, that was recognized. The Company recognized $2.7 million in goodwill and $1.2 million in newly acquired intangible assets in association with the Yoke acquisition as referenced in Note 5 - Acquisition.

During the three and six months ended December 31, 2020, there was $0.8 million and $1.6 million for each respective period in amortization expense related to intangible assets that was recognized.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is a single reporting unit for purposes of testing goodwill for impairment. During the three and six months ended December 31, 2021 and December 31, 2020, the Company did not recognize any impairment charges related to goodwill.

9. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of December 31, 2021 and June 30, 2021 consisted of the following:

	As of December 31,	As of June 30,
($ in thousands)	2021	2021

2021 JPMorgan Credit Facility	14,063	14,437
Other obligations	81	113
Less: unamortized issuance costs and debt discount	(172)	(231)
Total	13,972	14,319
Less: debt and other financing arrangements, current	(848)	(675)
Debt and other financing arrangements, noncurrent	$13,124	$13,644

Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands)	2021	2020	2021	2020
2020 Antara Term Facility	$—	$—	$—	$2,779
2021 JPMorgan Credit Facility	227	303	457	475
Other interest expense	248	293	496	627
Total interest expense	$475	$596	$953	$3,881

JPMorgan Chase Bank Credit Agreement

On August 14, 2020, the Company repaid all amounts outstanding under the $30.0 million senior secured term loan facility (“2020 Antara Term Facility”) with Antara Capital Master Fund LP (“Antara”) and entered into the 2021 JPMorgan Credit Agreement (as defined below) with JPMorgan Chase Bank, N.A.

The 2021 JPMorgan Credit Agreement provides for a $5 million secured revolving credit facility (the “2021 JPMorgan Revolving Facility”) and a $15 million secured term facility (the “2021 JPMorgan Secured Term Facility” and together with the 2021 JPMorgan Revolving Facility, as amended, the “2021 JPMorgan Credit Facility”), which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $5 million. In connection with entering into the 2021 JPMorgan Credit Agreement, the Company repaid all amounts outstanding under the 2020 Antara Term Facility. The Company recognized $2.8 million of interest expense related to the 2020 Antara Term Facility during the fiscal quarter ended September 30, 2020, including the recognition of $2.6 million of unamortized issuance costs and debt discount as interest expense, reflecting the difference between the carrying value of the 2020 Antara Term Facility and the amount due upon repayment.

The 2021 JPMorgan Credit Facility has a three year maturity, with interest determined, at the Company’s option, on a base rate of LIBOR or Prime Rate plus an applicable spread tied to the Company’s total leverage ratio and having ranges between 2.75% and 3.75% for Prime rate loans and between 3.75% and 4.75% for LIBOR rate loans. In the event of default, the interest rate may be increased by 2.00%. The 2021 JPMorgan Credit Facility carries a commitment fee of 0.50% per annum on the unused portion. From August 14, 2020 through March 2, 2021, the applicable interest rate was Prime Rate plus 3.75%. On March 2, 2021, the Company entered into an amendment (the “First Amendment”) to the 2021 JPMorgan Credit Facility lowering the interest rate charged to the Company. In conjunction with the First Amendment, the Company elected to convert its loans to a Eurodollar borrowing which is subject to a LIBOR based interest rate. As of December 31, 2021, the applicable interest rate for the 2021 JPMorgan Secured Term Facility is a base rate of 0.75% and a spread of 4.25% for a total applicable interest rate of 5%.

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

The Company was in compliance with its financial covenants as of December 31, 2021.

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
10. ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31, 2021 and June 30, 2021:

	As of December 31,	As of June 30,
($ in thousands)	2021	2021

Sales tax reserve	$17,635	$17,099
Accrued compensation and related sales commissions	3,225	4,233
Operating lease liabilities, current	1,465	1,166
Accrued professional fees	2,839	1,739
Accrued taxes and filing fees payable	1,743	1,450
Contingent consideration arrangement for the Yoke acquisition*	1,000	—
Other accrued expenses	814	773
Total accrued expenses	$28,721	$26,460
* See Note 5 - Acquisition for description of the contingent consideration arrangement.
11. INCOME TAXES

For the three months ended December 31, 2021, the Company recorded an income tax provision of $102 thousand. For the six months ended December 31, 2021, the Company recorded an income tax provision of $191 thousand. As of December 31, 2021, the Company reviewed the existing deferred tax assets and continues to record a full valuation against its deferred tax assets. The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of December 31, 2021, the Company had a total unrecognized income tax benefit of $0.5 million. The provision is based upon actual loss before income taxes for the six months ended December 31, 2021, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

For the three months ended December 30, 2020, the Company recorded an income tax provision of $49 thousand. For the six months ended December 31, 2020, the Company recorded an income tax provision of $89 thousand. As of December 31, 2020, the Company reviewed the existing deferred tax assets in light of COVID-19 and recorded a full valuation against its deferred tax assets. The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of December 31, 2020, the Company had a total unrecognized income tax benefit of $0.2 million. The provision is based upon actual loss before income taxes for the six months ended December 31, 2020, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

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

The fair value of options granted during the six months ended December 31, 2021 and 2020 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

	Six months ended December 31,
	2021	2020
Expected volatility (percent)	73.2% - 73.6%	76.3% - 77.3%
Weighted average expected life (years)	4.5	4.5
Dividend yield (percent)	0.0%	0.0%
Risk-free interest rate (percent)	1.0% - 1.2%	0.2% - 0.4%
Number of options granted	495,000	650,000
Weighted average exercise price	$9.98	$8.00
Weighted average grant date fair value	$5.72	$4.69

Stock based compensation related to stock options with an established grant date for the three and six months ended December 31, 2021 was $0.6 million and $1.4 million, respectively, and for the three and six months ended December 31, 2020 was $1.4 million and $2.5 million, respectively.

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

For these performance based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a "Grant Date" as defined in ASC Topic 718 Compensation — Stock Compensation, has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. The total expense recognized for the three and six months ended December 31, 2021 for these awards was $0.3 million and $0.9 million, respectively. There was no expense recognized for performance based awards during the three and six months ended December 31, 2020.

COMMON STOCK AWARDS

Two employees of Hudson Executive Capital LP (“Hudson Executive”), a greater than 10% shareholder and a related party of the Company, entered into consulting agreements with the Company in August and September of 2020, respectively, under which the consultants provided financial and strategic analysis and advisory services to the Company's CEO through July 31, 2021. As consideration for the services, in March 2021 the consultants were granted a total of 80,000 restricted stock units. In September 2021, the Company extended these consulting agreements through July 31, 2022 and, in connection therewith, the consultants were granted an additional 20,000 restricted stock units. The total expense recognized for the three and six months ended December 31, 2021 for these consulting agreements was $0.1 million.

The Company makes annual grants of restricted stock units to executive officers pursuant to long-term stock incentive plans (“LTIPs”) which vest annually, typically over three years. In August 2021, we granted a total of approximately 93,000 restricted stock units with a grant date fair value of approximately $0.97 million to company executives.

The total expense recognized for common stock awards for the three and six months ended December 31, 2021 was $0.5 million and $0.8 million, respectively, and for the three and six months ended December 31, 2020 was $0.3 million and $0.7 million, respectively.

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

Purchase Commitments

As of December 31, 2021, the Company had firm commitments to purchase inventory of approximately $23 million over the next three years.

14. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company. The total expense recognized within Cost of subscription and transaction fees for the three and six months ended December 31, 2021 for these arrangements was $0.5 million and $0.8 million respectively.

See Note 12 - Equity for information on transactions relating to Hudson Executive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes included in this Form 10-Q.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of Cantaloupe, Inc. (“Cantaloupe”, “Company”, "our", "us", or "we"). For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected include, for example:
•general economic, market or business conditions unrelated to our operating performance, including the impact of the ongoing COVID-19 pandemic, global supply chain disruptions, and inflationary pressures;
•potential mutations of COVID-19 and the efficacy of vaccines and treatment developments and their deployment;
•failure to comply with the financial covenants in the 2021 JPMorgan Credit Facility;
•our ability to raise funds in the future through sales of securities or debt financing in order to sustain operations in the normal course of business or if an unexpected or unusual event were to occur;
•our ability to compete with our competitors and increase market share;
•whether our current or future customers purchase, lease, rent or utilize ePort devices, Seed’s software solutions or our other products in the future at levels currently anticipated;
•whether our customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancellable by the customer on thirty to sixty days’ notice;
•our ability to satisfy our trade obligations included in accounts payable and accrued expenses;
•the incurrence by us of any unanticipated or unusual non-operating expenses, which may require us to divert our cash resources from achieving our business plan;
•our ability to predict or estimate our future quarterly or annual revenue and expenses given the developing and unpredictable market for our products;
•our ability to integrate acquired companies into our current products and services structure;
•our ability to retain key customers from whom a significant portion of our revenue is derived;
•the ability of a key customer to reduce or delay purchasing products from us;
•our ability to obtain widespread commercial acceptance of our products and service offerings;
•whether any patents issued to us will provide any competitive advantages or adequate protection for our products, or would be challenged, invalidated or circumvented by others;
•our ability to operate without infringing the intellectual property rights of others;
•the ability of our products and services to avoid disruptions to our systems or unauthorized hacking or credit card fraud;
•whether we will experience material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;
•the ability to remain in compliance with the continued listing standards of the Nasdaq Global Select Market (“Nasdaq”) and continue to remain as a member of the US Small-Cap Russell 2000®;
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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above, or those discussed under Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“2021 Form 10-K”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.
Any forward-looking statement made by us in this Form 10-Q speaks only as of the date of this Form 10-Q.  Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW OF THE COMPANY

Cantaloupe, Inc., previously known as USA Technologies, Inc., is organized under the laws of the Commonwealth of Pennsylvania. On March 29, 2021, USA Technologies, Inc. filed Articles of Amendment to its Amended and Restated Articles of Incorporation with the Pennsylvania Department of State to effect a change of the Company’s name from “USA Technologies, Inc.” to “Cantaloupe, Inc.,” effective as of April 15, 2021. On April 19, 2021, the Company’s common stock, no par value per share (the “Common Stock”), began trading on Nasdaq under the ticker symbol “CTLP” and the Company’s Series A Convertible Preferred Stock, no par value per share, began trading on the OTC Markets’ Pink Open Market under the trading symbol, “CTLPP”.

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

The Company's fiscal year ends June 30. The Company generates revenue in multiple ways. During the three months ended December 31, 2021 and December 31, 2020, we derived approximately 81% and 87% respectively, from subscription and transaction fees and 19% and 13%, respectively, from equipment sales. During the six months ended December 31, 2021 and December 31, 2020, we derived approximately 84% and 88%, respectively, from subscription and transaction fees and 16% and 12%, respectively, from equipment sales.
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

Second Quarter 2022 Highlights

Highlights of the Company for the fiscal quarter ended December 31, 2021 are below:
•21,315 Active Customers (as defined below) and 1.1 million Active Devices on our service;
•The Company announced a partnership with HIVERY, a data-science company that specializes in Artificial Intelligence ("AI") technology to streamline category management for retailers in the consumer packaged goods industry. The partnership aims to provide the Company's Seed customers an enhanced merchandising technology leveraging AI and Machine Learning to improve vending machine performance;
•A successful rollout of the ePort Engage devices which began shipping at the beginning of the current fiscal quarter. ePort Engage series is our next generation of digital touchscreen devices for the market which provides retailers the ability to captivate consumers in new ways and enables truly frictionless purchasing;
•Direct sales teams at the national, regional, and local customer-level and a growing number of original equipment manufacturers and national distribution partners; and
•Continued promotional upgrade program for 2G and 3G devices to 4G LTE.
As of December 31, 2021, we have over 180 employees across the United States and offices in Malvern, Pennsylvania and Atlanta, Georgia.

COVID-19 Update

The Company, its employees, and its customers operate in geographic locations in which its business operations and financial performance continues to be affected by the COVID-19 pandemic. While businesses, schools and other organizations re-open, which has led to increased foot-traffic to distributed assets containing our electronic payment solutions, the emergence of new strains and variants and resurgence of the virus, such as the recent outbreak of the Omicron variant, have and may in the future lead to additional shutdowns and closures that impact our operations and financial results. Such impacts to our financial statements include, but not limited to, the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

While we are encouraged by our strong operating and financial results, we continue to monitor the evolving situation and follow guidance from federal, state and local public health authorities. Given the potential uncertainty of the situation, the Company cannot, at this time, reasonably estimate the longer-term repercussions of COVID-19 on our financial condition, results of operations or cash flows.

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

	As of and for the three months ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Devices:
Active Devices (thousands)	1,123	1,115	1,094	1,085	1,083

Customers:
Active Customers	21,315	20,738	19,834	18,763	18,304

Volumes:
Total Number of Transactions (millions)	261.7	257.9	241.6	213.4	211.8
Total Dollar Volume of Transactions (millions)	555.3	553.4	515.0	412.7	422.6

Highlights for the quarter ended December 31, 2021 include:
•1.12 million Active Devices compared to the same quarter last year of 1.08 million, an increase of approximately 39 thousand Active Devices, or 4%;
•21,315 Active Customers on our service compared to the same quarter last year of 18,304, an increase of 3,011 Active Customers, or 16%; and
•Total Dollar Volumes for the quarter ended December 31, 2021 continue to remain strong and consistent with the quarter ended September 30, 2021 and 31% higher compared to the average processing volumes for the quarter ended December 31, 2020. See "Revenue and Gross Profit" in Management’s Discussion and Analysis of Financial Condition and Results of Operations above for additional information.

FINANCIAL HIGHLIGHTS

The following tables summarize our results of operations and significant changes in our financial performance for the periods presented:

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Revenues and Gross Profit

	Three months ended December 31,		Percent Change
($ in thousands)	2021	2020
Revenues:
Subscription and transaction fees	$41,188	$33,214	24.0%
Equipment sales	9,903	5,071	95.3%
Total revenues	51,091	38,285	33.4%

Costs of sales:
Cost of subscription and transaction fees	24,919	20,617	20.9%
Cost of equipment sales	10,182	5,367	89.7%
Total costs of sales	35,101	25,984	35.1%

Gross profit:
Subscription and transaction fees	16,269	12,597	29.1%
Equipment sales	(279)	(296)	(5.7)%
Total gross profit	$15,990	$12,301	30.0%

Gross margin:
Subscription and transaction fees	39.5%	37.9%
Equipment sales	(2.8)%	(5.8)%
Total gross margin	31.3%	32.1%

Revenues.  Total revenues increased by $12.8 million for the three months ended December 31, 2021 compared to the same period in 2020. The increase in revenues is attributed to a $8.0 million and $4.8 million increase in subscription and transaction fees and equipment sales, respectively.

The increase in subscription and transaction fees is primarily driven by increased processing volumes, with an approximately 31% increase in total dollar volumes for the current fiscal year quarter relative to the prior year quarter. We are currently exceeding pre-pandemic (COVID-19) levels of processing volumes. We continue to benefit from a broader macroeconomic recovery across the United States and as businesses, schools and other organizations across the country continue to maintain normal levels of operations. Increase in revenues is also attributed to continued focus of management to grow our Seed services to our customer base and a slight increase in the Active Devices count compared to the same period last year.

The increase in equipment sales relates to more equipment shipments in the current quarter compared to the same period last year driven by customers focused on liquidity during fiscal year 2021 due to the pandemic, with many committing to 4G device upgrades but holding off delivery until closer to the discontinuation of 3G network support in 2022. We expect equipment revenue to continue increasing through the 3G network discontinuation date in North America through the end of the 2022 calendar year.

Cost of sales. Cost of sales increased $9.1 million for the three months ended December 31, 2021 compared to the same period in 2020. The increase in cost of sales is attributed to a $4.3 million and $4.8 million increase in subscription and transaction costs and equipment costs respectively. The increase in cost of sales was primarily driven by an increase in transaction processing fees and equipment sales corresponding with an increase in processing volumes and equipment sales respectively.

Gross margin. Total gross margin decreased from 32.1% for the three months ended December 31, 2020 to 31.3% for the three months ended December 31, 2021.  The decrease in gross margin was primarily as a result of a change in revenue mix of higher transaction fees during the current quarter offset slightly by an increase in the gross margin on equipment sales driven by the rollout of the ePort Engage devices which are priced more competitively relative to the equipment sales in the same period last year.

Operating Expenses

	Three months ended December 31,		Percent Change
Category ($ in thousands)	2021	2020
Sales and marketing	$1,745	$1,520	14.8%
Technology and product development	5,780	3,783	52.8%
General and administrative expenses	7,672	8,528	(10.0)%
Depreciation and amortization	1,113	1,052	5.8%
Total operating expenses	$16,310	$14,883	9.6%

Total operating expenses.  Operating expenses increased by $1.4 million for the three months ended December 31, 2021 compared to the same period in 2020. This change is attributed primarily to an increase of $2.0 million in technology and product development expenses and a $0.9 million decrease in general and administrative expenses. The change in total operating expenses reflects the Company's overall objectives to reduce general and administrative expenses and utilizing savings to invest in innovative technologies and products and increase marketing spend to penetrate new and existing customers with our products and services. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses were consistent for the three months ended December 31, 2021 and December 31, 2020.

Technology and product development. Technology and product development expenses increased approximately $2.0 million for the three months ended December 31, 2021, as compared to the same period in 2020. The increase was driven primarily by the Company's objectives of investing in innovative technologies and to further strengthen our network environment and platform through utilizing a combination of company personnel and external consultants.

General and administrative expenses. General and administrative expenses decreased approximately $0.9 million for the three months ended December 31, 2021, as compared to the same period in 2020. The decrease in general and administrative expenses was primarily driven by a $0.6 million decrease in professional fees due to reduced reliance on external consultants who previously supported the Company’s accounting, financial reporting and legal functions.

Depreciation and amortization. Depreciation and amortization expenses were consistent for the three months ended December 31, 2021 and December 31, 2020.

Other Income (Expense), Net

	Three months ended December 31,		Percent Change
($ in thousands)	2021	2020
Other income (expense):
Interest income	$445	$325	36.9%
Interest expense	(475)	(596)	(20.3)%
Other income (expense)	(16)	—	(100.0)%
Total other income (expense), net	$(46)	$(271)	83.0%

Other income (expense), net.  Other income (expense), net increased $0.2 million for the three months ended December 31, 2021 as compared to the same period in 2020. The increase in interest income was driven by a larger finance receivables amount on our balance sheet as of December 31, 2021 compared to December 31, 2020. The decrease in interest expense is primarily attributable to an amendment to the 2021 JPMorgan Credit Facility in March 2021 which lowered the interest rate on our outstanding debt.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

Revenues and Gross Profit

	Six months ended December 31,		Percent Change
($ in thousands)	2021	2020
Revenues:
Subscription and transaction fees	$81,812	$66,322	23.4%
Equipment sales	15,059	8,840	70.4%
Total revenues	96,871	75,162	28.9%

Costs of sales:
Cost of subscription and transaction fees	50,944	39,953	27.5%
Cost of equipment sales	15,062	8,668	73.8%
Total costs of sales	66,006	48,621	35.8%

Gross profit:
Subscription and transaction fees	30,868	26,369	17.1%
Equipment sales	(3)	172	(101.7)%
Total gross profit	$30,865	$26,541	16.3%

Gross margin:
Subscription and transaction fees	37.7%	39.8%
Equipment sales	(0.02)%	1.9%
Total gross margin	31.9%	35.3%

Revenues.  Total revenues increased by $21.7 million for the six months ended December 31, 2021 compared to the same period in 2020. The increase in revenues is attributed to a $15.5 million and $6.2 million increase in subscription and transaction fees and equipment sales, respectively.

The increase in subscription and transaction fees is primarily driven by increased processing volumes, with an approximately 34% increase in total dollar volumes for the six months ended December 31, 2021 compared to the same period in 2020. We are currently exceeding pre-pandemic (COVID-19) levels of processing volumes. We continue to benefit from a broader macroeconomic recovery across the United States and as businesses, schools and other organizations across the country continue to maintain normal levels of operations. Increase in revenues is also attributed to continued focus of management to grow our Seed services to our customer base and an increase in the Active Devices count compared to the same period last year.

The increase in equipment sales relates to more equipment shipments in the current quarter compared to same period last year driven by customers focused on liquidity during fiscal year 2021 due to the pandemic with many committing to 4G device upgrades but holding off on delivery until closer to the discontinuation of 3G network support in 2022. We expect equipment revenue to continue increasing through the 3G network discontinuation date in North America through the end of the 2022 calendar year.

Cost of sales. Cost of sales increased $17.4 million for the six months ended December 31, 2021 compared to the same period in 2020. The increase in cost of sales is attributed to a $11.0 million and $6.4 million increase in subscription and transaction costs and equipment costs respectively. The increase in cost of sales was primarily driven by an increase in transaction processing fees and equipment sales corresponding with an increase in processing volumes and equipment sales respectively.

Gross margin. Total gross margin decreased from 35.3% for the six months ended December 31, 2020 to 31.9% for the six months ended December 31, 2021.  The decrease in gross margin was primarily as a result of a change in revenue mix of higher transaction fees during the current year and an out of period adjustment of $0.8 million recorded as a reduction of equipment costs in the prior period.

Operating Expenses

	Six months ended December 31,		Percent Change
Category ($ in thousands)	2021	2020
Sales and marketing	$4,084	$3,119	30.9%
Technology and product development	11,169	6,997	59.6%
General and administrative expenses	14,936	20,525	(27.2)%
Depreciation and amortization	2,135	2,120	0.7%
Total operating expenses	$32,324	$32,761	(1.3)%

Total operating expenses.  Operating expenses as a whole remained consistent for the six months ended December 31, 2021 compared to the same period in 2020. The decrease of $0.4 million is attributed to a decrease of $5.6 million in general and administrative expenses, offset by a $4.2 million increase in technology and product development expenses and a $1.0 million increase in sales and marketing costs. The change in total operating expenses reflects the Company's overall objectives to reduce general and administrative expenses and utilizing savings to invest in innovative technologies and products and increase marketing spend to penetrate new and existing customers with our products and services. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $1.0 million for the six months ended December 31, 2021, as compared to the same period in 2020 and relates primarily to higher sales and marketing employee headcount in the current year to support our expanding business and service offerings in the United States and internationally.

Technology and product development. Technology and product development expenses increased approximately $4.2 million for the six months ended December 31, 2021, as compared to the same period in 2020. The increase was driven primarily by the Company's objectives of investing in innovative technologies and to further strengthen our network environment and platform through utilizing a combination of company personnel and external consultants.

General and administrative expenses. General and administrative expenses decreased approximately $5.6 million for the six months ended December 31, 2021, as compared to the same period in 2020. The decrease in general and administrative expenses was primarily driven by a $2.9 million decrease in professional fees due to reduced reliance on external consultants who previously supported the Company’s accounting, financial reporting and legal functions and a $1.8 million change relating to the network incident in the prior year, which is described below.

During the six months ended December 31, 2020, the Company experienced a network incident on its transaction processing platform. The Company incurred $1.1 million of non-recurring costs relating to the outage that were included in general and administrative expenses in the prior period and were not included in the current quarter. The Company filed a claim with its insurance provider for the outage related expenses and recovered $0.7 million in the current year which was recorded as a reduction of general and administrative expenses for the current year.

Depreciation and amortization. Depreciation and amortization expenses were consistent for the six months ended December 31, 2021 and December 31, 2020.

Other Income (Expense), Net

	Six months ended December 31,		Percent Change
($ in thousands)	2021	2020
Other income (expense):
Interest income	$918	$675	36.0%
Interest expense	(953)	(3,881)	(75.4)%
Other income (expense)	(75)	—	(100.0)%
Total other income (expense), net	$(110)	$(3,206)	96.6%

Other income (expense), net.  Other income (expense), net increased $3.1 million for the six months ended December 31, 2021 as compared to the same period in 2020. The higher interest expense for the six months ended December 31, 2020 was primarily related to the recognition of the remaining balance of unamortized debt issuance costs and debt discount associated with the senior secured term loan facility with Antara Capital Master Fund LP of $2.6 million into interest expense, when the Antara Term Facility was fully paid and terminated.

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

Below is a reconciliation of U.S. GAAP net loss to Adjusted EBITDA:

	Three months ended December 31,
($ in thousands)	2021	2020
U.S. GAAP net loss	$(468)	$(2,902)
Less: interest income	(445)	(325)
Plus: interest expense	475	596
Plus: income tax provision	102	49
Plus: depreciation expense included in costs of sales for rentals	254	515
Plus: depreciation and amortization expense in operating expenses	1,113	1,052
EBITDA	1,031	(1,015)
Plus: stock-based compensation (a)	1,368	1,640
Plus: asset impairment charge (b)	—	333
Adjustments to EBITDA	1,368	1,973
Adjusted EBITDA	$2,399	$958

(a)    As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b)    As an adjustment to EBITDA, we have excluded the non-cash impairment charges related to long-lived operating lease assets because we believe that these do not represent charges that are related to our core operations.

	Six months ended December 31,
($ in thousands)	2021	2020
U.S. GAAP net loss	$(1,760)	$(9,515)
Less: interest income	(918)	(675)
Plus: interest expense	953	3,881
Plus: income tax provision	191	89
Plus: depreciation expense included in costs of sales for rentals	518	1,054
Plus: depreciation and amortization expense in operating expenses	2,135	2,120
EBITDA	1,119	(3,046)
Plus: stock-based compensation (a)	3,129	3,149
Plus: asset impairment charge (b)	—	333
Adjustments to EBITDA	3,129	3,482
Adjusted EBITDA	$4,248	$436

(a)    As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b)    As an adjustment to EBITDA, we have excluded the non-cash impairment charges related to long-lived operating lease assets because we believe that these do not represent charges that are related to our core operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $76.3 million as of December 31, 2021; (2) the cash that may be provided by operating activities; and (3) up to $5 million available to be drawn on the 2021 JPMorgan Revolving Facility.

The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $17.6 million in the aggregate as of December 31, 2021. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

The Company believes that its current financial resources will be sufficient to fund its current twelve-month operating budget from the date of issuance of these condensed consolidated financial statements.

Below are charts that reflect our cash liquidity and outstanding debt as of December 31, 2021 and June 30, 2021:

Cash Flows

See Condensed Consolidated Statement of Cash Flows in Part I, Item 1 of this Quarterly Report for details on the changes in cash and cash equivalents classified by operating, investing and financing activities during our respective reporting periods.

Net cash provided by (used in) operating activities

For the six months ended December 31, 2021, net cash used by operating activities was $4.2 million which reflects our net loss of $1.8 million, $10.1 million of cash utilized by working capital accounts, partially offset by non-cash operating charges of $7.6 million. The change in working capital accounts is primarily driven by cash used of $7 million to increase our inventory on hand, reduction of accounts payable and accrued expenses of approximately $4.6 million offset by cash provided by a reduction of accounts receivable of $1.4 million in the period. The increase in inventory is a result of the Company planning ahead for customers who are continuing to upgrade 3G devices to 4G as the 3G network sunset date approaches in 2022 and purchases for our new ePort Engage devices. Cash used in accrued expenses of $4.6 million is primarily attributable to the reduction of trade accounts payable. Cash used in working capital is offset by the decrease in accounts receivable of $1.4 million as payments for the increased equipment sales generated during the quarter ended June 30, 2021 were received. Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, and provisions for expected losses.

For the six months ended December 31, 2020, net cash used by operating activities was $0.7 million which reflects our net loss of $9.5 million, $3.1 million of cash utilized by working capital accounts, partially offset by non-cash operating charges of $12.0 million. Non-cash operating charges primarily consisted of the recognition of $2.7 million in unamortized issuance costs and debt discount related to the repayment of the 2020 Antara Term Facility, $3.1 million in stock-based compensation, and depreciation and amortization expenses of $3.2 million.

Net cash used in investing activities

Net cash used in investing activities was $7.3 million for the six months ended December 31, 2021. Increase in cash used is due to the cash paid for the Yoke acquisition of $2.9 million and $4.4 million for increased property and equipment balances driven primarily by the Company's continued focus on investing in innovative technologies and products.

Net cash used in investing activities was $1.0 million for the six months ended December 31, 2020 which was primarily used to increase property and equipment.

Net cash used in financing activities

Net cash used in financing activities was $0.3 million for the six months ended December 31, 2021 which was primarily due to $0.4 million in repayments on outstanding debt mostly attributable to the 2021 JPMorgan Credit Facility.

Net cash used in financing activities was $1.9 million for the six months ended December 31, 2020. During the period, the Company refinanced its debt agreements and paid $1.2 million as a prepayment penalty and commitment termination fee to Antara as part of the repayment of the 2020 Antara Term Facility and paid $0.5 million of debt issuance costs as a result of entering into the 2021 JPMorgan Credit Facility.

CONTRACTUAL OBLIGATIONS

During the six months ended December 31, 2021, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

CRITICAL ACCOUNTING POLICIES

During the six months ended December 31, 2021, there were no significant changes to our critical accounting policies from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective as of December 31, 2021.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

The information required by this Item is incorporated herein by reference to the Notes to condensed consolidated financial statements, Note 13 – Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3. Defaults Upon Senior Securities.

There were no defaults on any senior securities. The total liquidation preference including accrued and unpaid dividends on our Series A Convertible Preferred Stock as of December 31, 2021 was $21.8 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Amended and Restated Articles of Incorporation.

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 10, 2021)

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, filed with the SEC on February 4, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021, (2) the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2021 and 2020, (3) the Condensed Consolidated Statements of Shareholders’ Equity for the three-month and six-month periods ended December 31, 2021 and 2020, (4) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended December 30, 2021 and 2020, and (5) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, filed with the SEC on February 4, 2022, is formatted as Inline iXBRL and contained in Exhibit 101.
______________________________________
*     Filed herewith.
**    Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: February 4, 2022	/s/ Sean Feeney
Sean Feeney
Chief Executive Officer

Date: February 4, 2022	/s/ R. Wayne Jackson
R. Wayne Jackson
Chief Financial Officer