Form 10-Q
period 2022-03-31
CANTALOUPE, INC.
filed 2022-05-06
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022 there were 71,111,008 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

Part I. Financial Information
Item 1. Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

($ in thousands, except share data)	March 31, 2022 (Unaudited)	June 30, 2021

Assets
Current assets:
Cash and cash equivalents	$75,086	$88,136
Accounts receivable, net	29,802	27,470
Finance receivables, net	6,586	7,967
Inventory, net	13,650	5,292
Prepaid expenses and other current assets	3,737	2,414
Total current assets	128,861	131,279

Non-current assets:
Finance receivables due after one year, net	13,214	11,632
Property and equipment, net	11,284	5,570
Operating lease assets	2,661	3,049
Intangibles, net	18,777	19,992
Goodwill	66,656	63,945
Other assets	2,792	2,205
Total non-current assets	115,384	106,393

Total assets	$244,245	$237,672

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$37,552	$36,775
Accrued expenses	26,603	26,460
Current obligations under long-term debt	771	675
Deferred revenue	1,970	1,763
Total current liabilities	66,896	65,673

Long-term liabilities:
Deferred income taxes	195	179
Long-term debt, less current portion	14,010	13,644
Operating lease liabilities, non-current	2,763	3,645
Total long-term liabilities	16,968	17,468

Total liabilities	83,864	83,141
Commitments and contingencies (Note 13)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $22,113 and $21,447 at March 31, 2022 and June 30, 2021, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized	—	—
Common stock, no par value, 640,000,000 shares authorized, 71,097,674 and 71,258,047 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	468,248	462,775
Accumulated deficit	(311,005)	(311,382)
Total shareholders’ equity	157,243	151,393
Total liabilities, convertible preferred stock and shareholders’ equity	$244,245	$237,672
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands, except per share data)	2022	2021	2022	2021
Revenues:
Subscription and transaction fees	$42,143	$34,686	$123,956	$101,008
Equipment sales	8,157	8,074	23,215	16,913
Total revenues	50,300	42,760	147,171	117,921

Costs of sales:
Cost of subscription and transaction fees	25,291	20,463	76,234	60,415
Cost of equipment sales	8,809	9,593	23,871	18,262
Total costs of sales	34,100	30,056	100,105	78,677

Gross profit	16,200	12,704	47,066	39,244

Operating expenses:
Sales and marketing	1,937	1,754	6,021	4,873
Technology and product development	5,532	4,425	16,701	11,422
General and administrative	6,788	7,552	21,724	28,076
Depreciation and amortization	1,062	991	3,197	3,111
Total operating expenses	15,319	14,722	47,643	47,482

Operating income (loss)	881	(2,018)	(577)	(8,238)

Other income (expense):
Interest income	445	302	1,363	978
Interest expense	852	(88)	(100)	(3,970)
Other income (expense)	(7)	—	(83)	—
Total other income (expense), net	1,290	214	1,180	(2,992)

Income (loss) before income taxes	2,171	(1,804)	603	(11,230)
Provision for income taxes	(35)	(44)	(226)	(133)

Net income (loss)	2,136	(1,848)	377	(11,363)
Preferred dividends	(334)	(334)	(668)	(668)
Net income (loss) applicable to common shares	$1,802	$(2,182)	$(291)	$(12,031)

Net earnings (loss) per common share
Basic and diluted	$0.03	$(0.03)	$0.00	$(0.18)

Weighted average number of common shares outstanding used to compute net income (loss) per share applicable to common shares
Basic	71,083,044	67,112,511	71,076,022	65,617,458
Diluted	71,486,718	67,112,511	71,076,022	65,617,458
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Nine Month Period Ended March 31, 2022

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2021	71,258,047	$462,775	$(311,382)	$151,393
Stock-based compensation and exercises (net)	20,958	1,762	—	1,762
Retirement of common stock	(319,823)	—	—	—
Net loss	—	—	(1,291)	(1,291)
Balance, September 30, 2021	70,959,182	464,537	(312,673)	151,864
Stock-based compensation and exercises (net)	28,316	1,453	—	1,453
Net loss	—	—	(468)	(468)
Balance, December 31, 2021	70,987,498	465,990	(313,141)	152,849
Stock-based compensation and exercises (net)	110,176	2,258	—	2,258
Net income	—	—	2,136	2,136
Balance, March 31, 2022	71,097,674	$468,248	$(311,005)	$157,243

Nine Month Period Ended March 31, 2021

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2020	65,196,882	$401,240	$(303,025)	$98,215
Impact of adoption of ASC 326	—	—	348	348
Stock-based compensation and exercises (net)	56,083	1,502	—	1,502
Net loss	—	—	(6,613)	(6,613)
Balance, September 30, 2020	65,252,965	402,742	(309,290)	93,452
Stock based compensation and exercises (net)	32,709	1,691	—	1,691
Net loss	—	—	(2,902)	(2,902)
Balance, December 31, 2020	65,285,674	404,433	(312,192)	92,241
Issuance of common stock in relation to private placement, net of offering costs incurred of $2,598	5,730,000	52,410	—	52,410
Exercise of warrants	12,154	—	—	—
Stock-based compensation and exercises (net)	53,485	3,216	—	3,216
Net loss	—	—	(1,848)	(1,848)
Balance, March 31, 2021	71,081,313	$460,059	$(314,040)	$146,019
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
($ in thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$377	$(11,363)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	4,624	6,366
Amortization of debt issuance costs and discounts	68	2,696
Provision for expected losses	2,519	1,286
Provision for inventory reserve	334	768
Depreciation and amortization included in operating expenses	3,197	3,111
Depreciation included in costs of sales for rental equipment	738	1,055
Property and equipment write-off	—	1,658
Other	402	1,192
Changes in operating assets and liabilities:
Accounts receivable	(4,415)	(6,031)
Finance receivables	(627)	(252)
Inventory	(8,691)	2,297
Prepaid expenses and other assets	(1,909)	(1,343)
Accounts payable and accrued expenses	(206)	7,218
Operating lease liabilities	(547)	(795)
Deferred revenue	207	(28)
Net cash (used in) provided by operating activities	(3,929)	7,835

Cash flows from investing activities:
Cash paid for acquisition	(2,966)	—
Purchase of property and equipment	(7,198)	(1,281)
Proceeds from sale of property and equipment	—	12
Net cash used in investing activities	(10,164)	(1,269)

Cash flows from financing activities:
Proceeds from debt facilities, net of issuance costs	738	14,550
Repayment of debt facilities	(437)	(15,554)
Proceeds from private placement	—	55,008
Payment of equity issuance costs	—	(2,598)
Proceeds from exercise of common stock options	849	77
Payment of third-party debt issuance costs	(107)	—
Payment of Antara prepayment penalty and commitment termination fee	—	(1,200)
Net cash provided by financing activities	1,043	50,283

Net (decrease) increase in cash and cash equivalents	(13,050)	56,849
Cash and cash equivalents at beginning of year	88,136	31,713
Cash and cash equivalents at end of period	$75,086	$88,562

Supplemental disclosures of cash flow information:
Interest paid in cash	$542	$804

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2022. Actual results could differ from estimates. The balance sheet at June 30, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform with current year presentation.

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

Below is a brief description of the various categories within Operating expenses:

•Sales and marketing: Sales and marketing expenses consist primarily of our sales and marketing team personnel costs which include non-capitalized wages, bonuses, stock-based compensation, sales commissions, severance costs, benefits, and employer taxes. In addition, this category includes fees paid for advertising, trade shows and external consultants who assist in outreach initiatives designed to build brand awareness and showcase the value of our products and services to our opportunity markets.

•Technology and product development: Technology and product development expenses consist primarily of our technology and product team personnel costs and fees paid to external consultants relating to innovating and maintaining our portfolio of products and services and strengthening our network environment and platform. These costs include but are not limited to engineering, platform and software development, fees for software licenses, contract labor and other technology and product related items.

•General, and administrative: General and administrative expenses consist primarily of our customer support, business operations, finance, legal, human resources and other administrative personnel costs and fees paid to external consultants for these respective departments. In addition, this category includes rent and occupancy costs and other miscellaneous costs incurred in the course of operating the business.

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

The following table represents a roll forward of the allowance for doubtful accounts for accounts and finance receivables for the three and nine months ending March 31, 2022:

	Three months ended March 31,
	2022		2021
($ in thousands)	Accounts Receivable	Finance Receivable	Accounts Receivable	Finance Receivable
Balance, beginning of period	$7,161	$1,062	$7,855	$909
Provision for expected losses	981	225	—	—
Write-offs	(1,022)	(138)	(827)	—
Balance, end of period	$7,120	$1,149	$7,028	$909

	Nine months ended March 31,
	2022		2021
($ in thousands)	Accounts Receivable	Finance Receivable	Accounts Receivable	Finance Receivable
Balance, beginning of period	$6,614	$1,109	$7,676	$150
Impact of adoption of ASC 326*	—	—	(757)	409
Provision for expected losses	2,094	425	936	350
Write-offs	$(1,588)	$(385)	$(827)	$—
Balance, end of period	$7,120	$1,149	$7,028	$909

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

Lessor Classification

In July 2021, the FASB issued ASU 2021-05, “Lessors – Certain Leases with Variable Lease Payments” which requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning July 1, 2022. The Company has evaluated the impact of this accounting standard and does not expect there to be a material effect at adoption to our condensed consolidated financial statements.

Accounting for Debt and Equity Instruments

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies accounting for convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related earnings per share ("EPS") guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning July 1, 2022. The Company has evaluated the impact of this accounting standard and does not expect there to be a material effect at adoption to our condensed consolidated financial statements.

3. LEASES

Lessee Accounting
The Company has operating leases for office space, warehouses, and office equipment. At March 31, 2022, the Company had the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Balance Sheet Classification	As of March 31, 2022	As of June 30, 2021

Assets:	Operating lease assets	$2,661	$3,049

Liabilities:
Current	Accrued expenses	1,501	1,166
Long-term	Operating lease liabilities, non-current	2,763	3,645
Total lease liabilities		$4,264	$4,811

Components of lease cost are as follows:

($ in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021

Operating lease costs*	$462	$471

($ in thousands)	Nine months ended March 31, 2022	Nine months ended March 31, 2021

Operating lease costs*	1,347	1,535
* Includes short-term lease and variable lease costs, which are not material.
Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Nine months ended March 31, 2022	Nine months ended March 31, 2021

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,257	$1,155

Non-cash activity:
Lease assets obtained in exchange for new operating lease liabilities	$471	$—

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases
Remainder of 2022	$430
2023	1,758
2024	1,029
2025	707
2026	628
Thereafter	265
Total lease payments	4,817
Less: Imputed interest	(553)
Present value of lease liabilities	$4,264

Lessor Accounting

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	March 31, 2022	June 30, 2021
Cost	$22,516	$26,753
Accumulated depreciation	(20,627)	(24,487)
Net	$1,889	$2,266

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of March 31, 2022 are disclosed within Note 6 - Finance Receivables.

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

Based on similar operational characteristics, the Company's revenue is disaggregated as follows:

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2022	2021	2022	2021
Transaction fees	$27,509	$21,002	$80,704	$61,133
Subscription fees	14,634	13,684	43,252	39,875
Subscription and transaction fees	42,143	34,686	123,956	101,008
Equipment sales	8,157	8,074	23,215	16,913
Total revenues	$50,300	$42,760	$147,171	$117,921

Disaggregation of revenues for the previously reported quarters for fiscal year-ended June 30, 2021 utilizing the above described methodology is presented as follows:

	Three months ended				Year ended June 30, 2021
($ in thousands)	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Transaction fees	$19,677	$20,454	$21,002	$24,365	$85,498
Subscription fees	13,431	12,760	13,684	13,869	53,744
Subscription and transaction fees	33,108	33,214	34,686	38,234	139,242
Equipment sales	3,769	5,071	8,074	10,783	27,697
Total revenues	$36,877	$38,285	$42,760	$49,017	$166,939

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

The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of March 31, 2022

2022	$3,677
2023	13,562
2024	9,434
2025	5,737
2026	3,837
Thereafter	1,223
Total	$37,470

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended March 31,	Three months ended March 31,
($ in thousands)	2022	2021

Deferred revenue, beginning of the period	$1,745	$1,648
Deferred revenue, end of the period	1,970	1,670
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	87	97

	Nine months ended March 31,	Nine months ended March 31,
($ in thousands)	2022	2021

Deferred revenue, beginning of the period	$1,763	$1,698
Deferred revenue, end of the period	1,970	1,670
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	301	274

The change in the contract liability balances period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

At March 31, 2022, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $2.1 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. At June 30, 2021, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $2.0 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired.

During the three and nine months ended March 31, 2022, amortization of capitalized contract costs was $0.2 million and $0.5 million. During the three and nine months ended March 31, 2021, amortization of capitalized contract costs was $0.2 million and $0.4 million.

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

The consideration transferred for the acquisition includes payments of $3 million in cash at the close of the transaction and $1 million in deferred cash payment due on or before July 30, 2022 based on the achievement of certain sales growth targets. As of the date of the acquisition and as of March 31, 2022, we expect to pay the entire deferred cash payment and we have accrued a contingent consideration liability of $1 million which is included within Accrued expenses in our Condensed Consolidated Balance Sheet.

Additionally in connection with the acquisition, the Company will issue common stock to the former owners of Yoke based on the achievement of certain sales growth targets for software licenses through July 31, 2024 and continued employment as of the respective measurement dates. The accounting treatment for these awards in the context of the business combination is to recognize the awards as a post-combination expense and were not included in the purchase price. We will begin recognizing compensation expense for these awards over the requisite service period when it becomes probable that the performance condition would be satisfied pursuant to ASC 718. At each reporting date, we assess the probability of achieving the sales targets and fulfilling the performance condition. As of March 31, 2022, we determined that it is not probable that the performance condition would be satisfied and, accordingly, have not recognized compensation expense related to these awards for the nine months ended March 31, 2022.

The following table summarizes the total consideration paid for Yoke, total net assets acquired, identifiable assets and goodwill recognized at the acquisition date:

($ in thousands)	Amount
Consideration
Cash	$2,966
Contingent consideration arrangement	1,000
Fair value of total consideration transferred	3,966

Recognized amounts of identifiable assets
Total net assets acquired	21
Identifiable intangible assets	1,235
Total identifiable net assets	1,256

Goodwill	$2,710

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

6. FINANCE RECEIVABLES

The Company's finance receivables consist of financed devices under the QuickStart program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of March 31, 2022 and June 30, 2021, finance receivables consist of the following:

($ in thousands)	March 31, 2022	June 30, 2021
Current finance receivables, net	$6,586	$7,967
Finance receivables due after one year, net	13,214	11,632
Total finance receivables, net of allowance of $1,149 and $1,109, respectively	$19,800	$19,599

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

At March 31, 2022, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$7,194	$3,186	$4,241	$3,321	$986	$198	$19,126
30 days and under	32	15	41	28	5	—	121
31-60 days	81	34	59	41	10	2	227
61-90 days	62	26	46	32	6	2	174
Greater than 90 days	533	213	237	255	47	16	1,301
Total finance receivables	$7,902	$3,474	$4,624	$3,677	$1,054	$218	$20,949

At June 30, 2021, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$6,736	$3,970	$3,942	$3,081	$1,358	$31	$19,118
30 days and under	19	67	90	93	11	1	281
31-60 days	4	9	22	2	1	—	38
61-90 days	10	42	66	54	10	—	182
Greater than 90 days	46	69	490	419	54	11	1,089
Total finance receivables	$6,815	$4,157	$4,610	$3,649	$1,434	$43	$20,708

At March 31, 2022, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$7,190	$3,122	$4,207	$3,182	$918	$199	$18,818
Low ratio customers	712	352	417	495	136	19	2,131
Total finance receivables	$7,902	$3,474	$4,624	$3,677	$1,054	$218	$20,949

At June 30, 2021, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$6,415	$3,824	$3,793	$2,920	$1,290	$24	$18,266
Low ratio customers	400	333	817	729	144	19	2,442
Total finance receivables	$6,815	$4,157	$4,610	$3,649	$1,434	$43	$20,708

The following table represents a rollforward of the allowance for finance receivables for the nine months ending March 31, 2022 and 2021:

	Nine months ended March 31,
($ in thousands)	2022	2021

Balance at June 30	$1,109	$150
Impact of adoption of ASC 326*	—	409
Provision for expected losses	425	350
Write-offs	(385)	—
Balance at March 31	$1,149	$909
*

* The Company adopted Financial Instruments - Credit Losses (Topic 326) on July 1, 2020.

Cash to be collected on our performing finance receivables due for each of the fiscal years are as follows:

($ in thousands)
2022	$2,829
2023	6,881
2024	5,874
2025	4,440
2026	2,552
Thereafter	728
Total amounts to be collected	23,304
Less: interest	(2,355)
Less: allowance for receivables	(1,149)
Total finance receivables	$19,800

7. EARNINGS (LOSS) PER SHARE CALCULATION

Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share, applicable only to periods ended with reported income, is computed by dividing net income by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method. The calculation of basic and diluted earnings (loss) per share is presented below:

	Three months ended March 31,
($ in thousands, except per share data)	2022	2021

Numerator for basic and diluted loss per share
Net earnings (loss)	$2,136	$(1,848)
Preferred dividends	(334)	(334)
Net earnings (loss) applicable to common shareholders	1,802	(2,182)

Denominator for basic loss per share - Weighted average shares outstanding	71,083,044	67,112,511
Effect of dilutive potential common shares	403,674	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	71,486,718	67,112,511

Basic and diluted earnings (loss) per share	$0.03	$(0.03)

	Nine months ended March 31,
($ in thousands, except per share data)	2022	2021

Numerator for basic and diluted loss per share
Net loss	$377	$(11,363)
Preferred dividends	(668)	(668)
Net loss applicable to common shareholders	(291)	(12,031)

Denominator for basic loss per share - Weighted average shares outstanding	71,076,022	65,617,458
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	71,076,022	65,617,458

Basic and diluted loss per share	$0.00	$(0.18)
Potentially anti-dilutive shares excluded from the calculation of diluted loss per share were approximately 5 million for the three and nine months ended March 31, 2022 and approximately 4 million for the three and nine months ended March 31, 2021.

8. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of March 31, 2022
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	$1,705	$(1,058)	$647	1 - 7 years
Developed technology	11,819	(8,288)	3,531	5 - 6 years
Customer relationships	19,339	(4,740)	14,599	5 - 18 years
Total intangible assets	$32,863	$(14,086)	$18,777

Goodwill	66,656	—	66,656	Indefinite

	As of June 30, 2021
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	1,640	(840)	800	3 - 7 years
Developed technology	10,939	(6,890)	4,049	5 - 6 years
Customer relationships	19,049	(3,906)	15,143	10 - 18 years
Total intangible assets	$31,628	$(11,636)	$19,992

Goodwill	63,945	—	63,945	Indefinite

During the three and nine months ended March 31, 2022, there was $0.8 million and $2.5 million in amortization expense related to intangible assets, respectively, that was recognized. The Company recognized $2.7 million in goodwill and $1.2 million in newly acquired intangible assets in association with the Yoke acquisition as referenced in Note 5 - Acquisition.

During the three and nine months ended March 31, 2021, there was $0.8 million and $2.4 million for each respective period in amortization expense related to intangible assets that was recognized.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is a single reporting unit for purposes of testing goodwill for impairment. During the three and nine months ended March 31, 2022 and March 31, 2021, the Company did not recognize any impairment charges related to goodwill.

9. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of March 31, 2022 and June 30, 2021 consisted of the following:

	As of March 31,	As of June 30,
($ in thousands)	2022	2021

JPMorgan Credit Facility*	$15,000	$14,437
Other obligations	65	113
Less: unamortized issuance costs and debt discount	(284)	(231)
Total	14,781	14,319
Less: debt and other financing arrangements, current	(771)	(675)
Debt and other financing arrangements, noncurrent	$14,010	$13,644
* See discussion below on amendment to the JPMorgan Credit Facility.

Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands)	2022	2021	2022	2021
JPMorgan Credit Facility*	$221	$301	$679	$776
Interest expense related to change in sales tax reserve	(1,074)	(178)	(582)	511
Other interest expense	1	(35)	3	(96)
2020 Antara Term Facility	—	—	—	2,779
Total interest expense	$(852)	$88	$100	$3,970
* See discussion below on amendment to JPMorgan Credit Facility.

JPMorgan Chase Bank Credit Facility

JP Morgan Credit Agreement dated August 14, 2020 and amendment dated March 2, 2021

On August 14, 2020, the Company repaid all amounts outstanding under the $30.0 million senior secured term loan facility (“2020 Antara Term Facility”) with Antara Capital Master Fund LP (“Antara”) and entered into a credit agreement with JPMorgan Chase Bank, N.A.(the “2021 JPMorgan Credit Agreement”).

The 2021 JPMorgan Credit Agreement provided for a $5 million secured revolving credit facility (the “2021 JPMorgan Revolving Facility”) and a $15 million secured term facility (the “2021 JPMorgan Secured Term Facility” and together with the 2021 JPMorgan Revolving Facility, as amended, the “2021 JPMorgan Credit Facility”), which included an uncommitted expansion feature that allowed the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $5 million.

The 2021 JPMorgan Credit Facility had a three year maturity, with interest determined, at the Company’s option, on a base rate of LIBOR or Prime Rate plus an applicable spread tied to the Company’s total leverage ratio and having ranges between 2.75% and 3.75% for Prime rate loans and between 3.75% and 4.75% for LIBOR rate loans. In the event of default, the interest rate may be increased by 2.00%. The 2021 JPMorgan Credit Facility carries a commitment fee of 0.50% per annum on the unused portion. From August 14, 2020 through March 2, 2021, the applicable interest rate was Prime Rate plus 3.75%. On March 2, 2021, the Company entered into an amendment (the “First Amendment”) to the 2021 JPMorgan Credit Facility lowering the interest rate charged to the Company. In conjunction with the First Amendment, the Company elected to convert its loans to a Eurodollar borrowing which is subject to a LIBOR based interest rate. As of December 31, 2021, the total applicable interest rate for the 2021 JPMorgan Secured Term Facility was 5%.

The Company’s obligations under the 2021 JPMorgan Credit Facility were secured by first priority security interests in substantially all of the assets of the Company. The 2021 JPMorgan Credit Agreement included customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including a financial covenant requiring the Company to maintain an adjusted quick ratio of not less than 2.75 to 1.00 beginning January 1, 2021, and not less than 3.00 to 1.00 beginning April 1, 2021, and a financial covenant requiring the Company to maintain, as of the end of each of its fiscal quarters commencing with the fiscal quarter ended December 31, 2021, a total leverage ratio of not greater than 3.00 to 1.00.

JP Morgan amended and restated Credit Agreement dated March 17, 2022

On March 17, 2022, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. which provides for a $15 million secured revolving credit facility (the “Amended Revolving Facility”) and a $25 million secured term facility (the “Amended Secured Term Facility” and together with the Amended Revolving Facility, the “Amended JPMorgan Credit Facility”), and fully replaces our previous 2021 JPMorgan Credit Facility. The Amended Secured Term Facility includes a $10 million increase from the 2021 JPMorgan Secured Term Facility which is available for a period of up to twelve months following the Closing Date.

The proceeds of the Amended JPMorgan Credit Facility may be used to refinance certain existing indebtedness of the Company and its subsidiaries, to finance the working capital needs, and for general corporate purposes (including permitted acquisitions), of the Company and its subsidiaries.

The Amended JPMorgan Credit Facility has a four year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans; provided that until June 30, 2022 the applicable margin shall be 2.75% for base rate loans and 3.75% for SOFR loans. Subject to the occurrence of a material acquisition and the Company’s total leverage ratio exceeding 3.00 to 1.00, the interest rate on the loans may increase by 0.25%. In an event of default, the interest rate may be increased by 2.00%. The Amended JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. As of March 31, 2022, the total applicable interest rate for the Amended Secured Term Facility is 4.4%.

The Amended JPMorgan Credit Facility includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires the Company to maintain, at all times, a total leverage ratio of not more than 3.00 to 1.00 on the last day of any fiscal quarter. The other financial covenant is conditional on a material acquisition occurring: if a material acquisition occurs, the Company is required to maintain a total leverage ratio not greater than 4.00 to 1.00 for the next four fiscal quarters following the material acquisition.

The Amended Secured Term Facility was accounted for as a modification of the 2021 JPMorgan Secured Term Facility. The previously unamortized debt issuance costs remain capitalized, the new fees paid to the creditor were capitalized, and allocated third-party costs incurred allocated to the term facility were charged to expense. We have also evaluated that the borrowing capacity of the Amended Revolving Facility is greater than the borrowing capacity of the 2021 JPMorgan Revolving Facility. The previously unamortized debt issuance costs remain capitalized, the new fees paid to the creditor and allocated third-party costs were capitalized. The Company capitalized $0.3 million of issuance costs related to the Amended JPMorgan Credit Facility during the three and nine months ended March 31, 2022.

The Company was in compliance with its financial covenants for the Amended JPMorgan Credit Facility as of March 31, 2022.

References to "JPMorgan Credit Facility" in the Condensed Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of the Form 10-Q specifically refers to the 2021 JPMorgan Credit Facility prior to March 17, 2022 and to the Amended JPMorgan Credit Facility subsequent to and as of March 17, 2022.

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

On August 14, 2020, the Company repaid all amounts outstanding under the 2020 Antara Term Facility and entered into the 2021 JPMorgan Credit Agreement described above. The Company de-recognized $2.6 million of unamortized debt issuance costs and debt discount associated with the 2020 Antara Team Facility during the nine months ended March 31, 2021.

10. ACCRUED EXPENSES
Accrued expenses consisted of the following as of March 31, 2022 and June 30, 2021:

	As of March 31,	As of June 30,
($ in thousands)	2022	2021

Sales tax reserve	$14,500	$17,099
Accrued compensation and related sales commissions	3,211	4,233
Operating lease liabilities, current	1,501	1,166
Accrued professional fees	4,595	1,739
Accrued taxes and filing fees payable	959	1,450
Contingent consideration arrangement for the Yoke acquisition*	1,000	—
Other accrued expenses	837	773
Total accrued expenses	$26,603	$26,460
* See Note 5 - Acquisition for description of the contingent consideration arrangement.
11. INCOME TAXES

For the three months ended March 31, 2022, the Company recorded an income tax provision of $35 thousand. For the nine months ended March 31, 2022, the Company recorded an income tax provision of $226 thousand. As of March 31, 2022, the Company reviewed the existing deferred tax assets and continues to record a full valuation against its deferred tax assets. The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of March 31, 2022, the Company had a total unrecognized income tax benefit of $0.5 million. The provision is based upon actual loss before income taxes for the nine months ended March 31, 2022, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

For the three months ended March 31, 2021, the Company recorded an income tax provision of $44 thousand. For the nine months ended March 31, 2021, the Company recorded an income tax provision of $133 thousand. As of March 31, 2021, the Company reviewed the existing deferred tax assets in light of the COVID-19 pandemic and recorded a full valuation against its deferred tax assets. The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of March 31, 2021, the Company had a total unrecognized income tax benefit of $0.2 million. The provision is based upon actual loss before income taxes for the nine months ended March 31, 2021, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

12. EQUITY

STOCK OPTIONS

The Company estimates the grant date fair value of the stock options with service conditions (i.e., a condition that requires an employee to render services to the Company for a stated period of time to vest) it grants using a Black-Scholes valuation model. The Company’s assumption for expected volatility is based on its historical volatility data related to market trading of its own common stock. The Company uses the simplified method to determine expected term, as the Company does not have adequate historical exercise and forfeiture behavior on which to base the expected life assumption and the Company accounts for forfeitures as they occur. The dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected option term of each stock option.

The fair value of options granted during the nine months ended March 31, 2022 and 2021 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

	Nine months ended March 31,
	2022	2021
Expected volatility (percent)	73.2% - 73.6%	76.2% - 77.3%
Weighted average expected life (years)	4.5	4.5
Dividend yield (percent)	0.0%	0.0%
Risk-free interest rate (percent)	1.0% - 1.2%	0.2% - 0.4%
Number of options granted	777,000	660,000
Weighted average exercise price	$9.28	$8.03
Weighted average grant date fair value	$5.34	$4.72

Stock based compensation related to stock options with an established grant date for the three and nine months ended March 31, 2022 was $0.9 million and $2.3 million, respectively, and for the three and nine months March 31, 2021 was $1.3 million and $3.8 million, respectively.

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

For these performance based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a "Grant Date" as defined in ASC Topic 718 Compensation — Stock Compensation, has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. The total expense recognized for the three and nine months ended March 31, 2022 for these awards was $0.1 million and $1.0 million, respectively. The total expense recognized for the three and nine months ended March 31, 2021 for these awards was $0.8 million.

COMMON STOCK AWARDS

Two employees of Hudson Executive Capital LP (“Hudson Executive”), a greater than 10% shareholder and a related party of the Company, entered into consulting agreements with the Company in August and September of 2020, respectively, under which the consultants provided financial and strategic analysis and advisory services to the Company's CEO through July 31, 2021. As consideration for the services, in March 2021 the consultants were granted a total of 80,000 restricted stock units. The total expense recognized for the three and nine months ended March 31, 2021 for these agreements was $0.8 million. In September 2021, the Company extended these consulting agreements through July 31, 2022 and, in connection therewith, the consultants were granted an additional 20,000 restricted stock units. On February 2, 2022, the Board of Directors of the Company appointed one of the above mentioned employees of Hudson Executive as a director of the Company, effective immediately. In connection with the appointment to the Board, the consulting agreement for that individual was terminated, effective February 2, 2022. The total expense recognized for the three and nine months ended March 31, 2022 for these consulting agreements was $36 thousand and $0.2 million, respectively.

The total expense recognized for common stock awards (excluding the consulting agreement described separately above) for the three and nine months ended March 31, 2022 was $0.5 million and $1.3 million, respectively, and for the three and nine months ended March 31, 2021 was $0.3 million and $0.9 million, respectively.

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

WARRANTS

During the nine months ended March 31, 2021, the Company had outstanding warrants of 23,978, all of which were exercisable at $5.00 per share and with an expiration date of March 29, 2021. The warrants were exercised in March 2021 and 12,154 shares were issued pursuant to a cashless exercise option election made by the holder.

The Company had no outstanding or exercised warrants during the nine months ended March 31, 2022.

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

Purchase Commitments

As of March 31, 2022, the Company had firm commitments to purchase inventory of approximately $21 million over the next three years.

14. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company and a recurring monthly subscription fee for the analytics services. The total expense recognized within Cost of subscription and transaction fees for the three and nine months ended March 31, 2022 for these arrangements was $0.3 million and $1.1 million respectively.

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
•failure to comply with the financial covenants in the JPMorgan Credit Facility;
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
•geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine;
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

The Company's fiscal year ends June 30. The Company generates revenue in multiple ways. During the three months ended March 31, 2022 and March 31, 2021, we derived approximately 84% and 81% respectively, from subscription and transaction fees and 16% and 19%, respectively, from equipment sales. During the nine months ended March 31, 2022 and March 31, 2021, we derived approximately 84% and 86%, respectively, from subscription and transaction fees and 16% and 14%, respectively, from equipment sales.
Active Devices (as defined below) operating on the Company’s platform and using our services include those resulting from the sale, subscription, or financing of our point of sale ("POS") electronic payment devices, telemetry devices or certified payment software or the servicing of similar third-party installed POS terminals or telemetry devices. Customers can obtain POS electronic payment devices from us in the following ways:
•Purchasing devices directly from the Company or one of its authorized resellers;
•Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty-month sales-type leases directly from the Company; and
•Participating in a monthly bundled subscription under the Company's Cantaloupe ONE program, which are 36-month rental agreements that transition to month-to-month agreements after the initial subscription commitment period.

Third Quarter 2022 Highlights

Highlights of the Company for the fiscal quarter ended March 31, 2022 are below:
•22,818 Active Customers (as defined below) and 1.1 million Active Devices (as defined below) on our service.
•Continued success and rollout of the ePort Engage Series, with the release of the ePort Engage Combo to the market in March 2022. The ePort Engage Combo, the latest iteration of the ePort Engage series and touchscreen devices, provides customers an all-in-one card reader and telemeter; a digital touchscreen and payment platform to install directly over the existing bill acceptor.
•The Company announced the general availability of the newly enhanced Yoke Micro Market Platform upgrade that includes new features and functionality for Yoke Pay, Yoke POS, and the Yoke Portal. This next generation platform is being upgraded into all existing Yoke customer locations, along with serving as the newly available product for customers to start deploying in the market.
•Cantaloupe announced and launched a bundled subscription model, the Cantaloupe ONE Platform which provides operators the flexibility and predictability of a monthly, fixed subscription amount covering the hardware and service fees.
•The Company made progress on the partnership announced with HIVERY, a data-science company that specializes in Artificial Intelligence ("AI") technology to streamline category management for retailers in the consumer packaged goods industry.
•Entered into an amended and restated credit agreement (the "Amended JP Morgan Credit Facility") with JP Morgan Chase Bank, N.A. in March 2022 that provides for a $15 million secured revolving credit facility and a $25 million secured term facility, which replaces our previous 2021 JPMorgan Credit Facility.
As of March 31, 2022, we have over 200 employees across the United States and offices in Malvern, Pennsylvania and Atlanta, Georgia.

COVID-19 Update

The Company, its employees, and its customers operate in geographic locations in which its business operations and financial performance continues to be affected by the COVID-19 pandemic. While businesses, schools and other organizations re-open, which has led to increased foot-traffic to distributed assets containing our electronic payment solutions, the emergence of new strains and variants and resurgence of the virus, such as the outbreak of the Omicron variant in early 2022, have and may in the future lead to additional shutdowns and closures that impact our operations and financial results. Such impacts to our financial statements have in the past included, and may in the future include the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation for the three and nine months ended March 31, 2022. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

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

	As of and for the three months ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Devices:
Active Devices (thousands)	1,125	1,123	1,115	1,094	1,085

Customers:
Active Customers	22,818	21,315	20,738	19,834	18,763

Volumes:
Total Number of Transactions (millions)	258.6	261.7	257.9	241.6	213.4
Total Dollar Volume of Transactions (millions)	562	555.3	553.4	515.0	412.7

Highlights for the quarter ended March 31, 2022 include:
•1.12 million Active Devices compared to 1.08 million in the same quarter last year, an increase of approximately 40 thousand Active Devices, or 4%;
•22,818 Active Customers on our service compared to 18,763 in the same quarter last year, an increase of 4,055 Active Customers, or 22%; and
•Total Dollar Volumes continue to remain strong and consistent with the quarter ended December 31, 2021 and 36% higher compared to the average processing volumes for the quarter ended March 31, 2021. See "Revenue and Gross Profit" in Management’s Discussion and Analysis of Financial Condition and Results of Operations above for additional information.

FINANCIAL HIGHLIGHTS

The following tables summarize our results of operations and significant changes in our financial performance for the periods presented:

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues and Gross Profit

	Three months ended March 31,		Percent Change
($ in thousands)	2022	2021
Revenues:
Subscription and transaction fees	$42,143	$34,686	21.5%
Equipment sales	8,157	8,074	1.0%
Total revenues	50,300	42,760	17.6%

Costs of sales:
Cost of subscription and transaction fees	25,291	20,463	23.6%
Cost of equipment sales	8,809	9,593	(8.2)%
Total costs of sales	34,100	30,056	13.5%

Gross profit:
Subscription and transaction fees	16,852	14,223	18.5%
Equipment sales	(652)	(1,519)	(57.1)%
Total gross profit	$16,200	$12,704	27.5%

Gross margin:
Subscription and transaction fees	40.0%	41.0%
Equipment sales	(8.0)%	(18.8)%
Total gross margin	32.2%	29.7%

Revenues.  Total revenues increased by $7.5 million for the three months ended March 31, 2022 compared to the same period in 2021 substantially all of which is attributable to the $7.5 million increase in subscription and transaction fees.

The increase in subscription and transaction fees is primarily driven by increased processing volumes, with an approximately 36% increase in total dollar volumes for the current fiscal year quarter relative to the prior year quarter. We are currently exceeding pre-pandemic (COVID-19) levels of processing volumes. We continue to benefit from a broader macroeconomic recovery across the United States as businesses, schools and other organizations across the country continue to maintain normal levels of operations. Increase in revenues is also attributed to continued focus of management to grow our recurring services to our customer base and a 3% increase in the Active Devices count compared to the same period last year.

Equipment sales have remained consistent compared to the same period last year as customers in both periods continued to upgrade their devices to be 4G compliant as it gets closer to the discontinuation of 3G network support in 2022. We expect equipment revenue to continue increasing through the 3G network discontinuation date in North America through the end of the 2022 calendar year.

Cost of sales. Cost of sales increased $4.0 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase in cost of sales is attributed primarily to a $4.8 million increase in subscription and transaction costs offset by a $0.8 million decrease in equipment costs. The increase in subscription and transaction costs was primarily driven by an increase in transaction processing fees corresponding with an increase in processing volumes. The decrease in equipment costs is in line with management's strategy to maintain a flat margin on equipment sales.

Gross margin. Total gross margin increased from 29.7% for the three months ended March 31, 2021 to 32.2% for the three months ended March 31, 2022.  The increase in gross margin was primarily a result of a change in revenue mix of higher transaction fees during the current quarter compared to the same period in 2021. Even though transaction processing is inherently a lower margin revenue stream than our subscription model, we were able to operate at a higher margin for that specific product than the prior year due to the improvements in our payment processor and payment networks pricing that reduced our costs of sales. Furthermore, we have seen an increase in average price per transaction relative to the same period in the prior year which is additive to our gross margin.

Operating Expenses

	Three months ended March 31,		Percent Change
Category ($ in thousands)	2022	2021
Sales and marketing	$1,937	$1,754	10.4%
Technology and product development	5,532	4,425	25.0%
General and administrative expenses	6,788	7,552	(10.1)%
Depreciation and amortization	1,062	991	7.2%
Total operating expenses	$15,319	$14,722	4.1%

Total operating expenses.  Operating expenses increased by $0.6 million for the three months ended March 31, 2022 compared to the same period in 2021. This change is attributed primarily to an increase of $1.1 million in technology and product development expenses, $0.2 million increase in sales and marketing partially offset by a $0.8 million decrease in general and administrative expenses. The change in total operating expenses reflects the Company's overall objectives to reduce general and administrative expenses and utilize savings to invest in innovative technologies and products and increase marketing spend to penetrate new and existing customers with our products and services. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses were relatively consistent for the three months ended March 31, 2022 and March 31, 2021.

Technology and product development. Technology and product development expenses increased approximately $1.1 million for the three months ended March 31, 2022, as compared to the same period in 2021. The increase was driven primarily by the Company's objectives of investing in innovative technologies and to further strengthen our network environment and platform through utilizing a combination of company personnel and external consultants.

General and administrative expenses. General and administrative expenses decreased approximately $0.8 million for the three months ended March 31, 2022, as compared to the same period in 2021. The decrease in general and administrative expenses was primarily driven by a decrease of $1.3 million in stock based compensation expense related to a combination of forfeitures, lower Company stock price and valuation of performance based options, a decrease of $0.8 million in professional fees due to reduced reliance on external consultants who previously supported the Company’s accounting, financial reporting and legal functions, and a decrease of $0.8 million change in sales tax reserve. The above decreases were partially offset by an increase in bad debt expense of approximately $1 million, an increase of $0.6 million in cash compensation expense and a settlement of customer related expenses of $0.5 million in the prior year.

Depreciation and amortization. Depreciation and amortization expenses were relatively consistent for the three months ended March 31, 2022 and March 31, 2021.

Other Income (Expense), Net

	Three months ended March 31,		Percent Change
($ in thousands)	2022	2021
Other income (expense):
Interest income	$445	$302	47.4%
Interest expense	852	(88)	(1,068.2)%
Other income (expense)	(7)	—	(100.0)%
Total other income (expense), net	$1,290	$214	(502.8)%

Other income (expense), net.  Other income (expense), net increased $1.1 million for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in interest income was driven by a larger finance receivables amount on our balance sheet as of March 31, 2022 compared to March 31, 2021.

The reduction in interest expense is primarily attributable to a $0.9 million change in the interest component of the sales tax reserve compared to the same period in the prior fiscal year. The change in the sales tax reserve was driven by the expiration of statute of limitations and other factors considered by management while establishing the reserve.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

Revenues and Gross Profit

	Nine months ended March 31,		Percent Change
($ in thousands)	2022	2021
Revenues:
Subscription and transaction fees	$123,956	$101,008	22.7%
Equipment sales	23,215	16,913	37.3%
Total revenues	147,171	117,921	24.8%

Costs of sales:
Cost of subscription and transaction fees	76,234	60,415	26.2%
Cost of equipment sales	23,871	18,262	30.7%
Total costs of sales	100,105	78,677	27.2%

Gross profit:
Subscription and transaction fees	47,722	40,593	17.6%
Equipment sales	(656)	(1,349)	(51.4)%
Total gross profit	$47,066	$39,244	19.9%

Gross margin:
Subscription and transaction fees	38.5%	40.2%
Equipment sales	(2.8)%	(8.0)%
Total gross margin	32.0%	33.3%

Revenues.  Total revenues increased by $29.3 million for the nine months ended March 31, 2022 compared to the same period in 2021. The increase in revenues is attributed to a $22.9 million and $6.3 million increase in subscription and transaction fees and equipment sales, respectively.

The increase in subscription and transaction fees is primarily driven by increased processing volumes, with an approximately 24% increase in total dollar volumes for the nine months ended March 31, 2022 compared to the same period in 2021. We are currently exceeding pre-pandemic (COVID-19) levels of processing volumes. We continue to benefit from a broader macroeconomic recovery across the United States as businesses, schools and other organizations across the country continue to maintain normal levels of operations. Increase in revenues is also attributed to continued focus of management to grow our recurring services to our customer base and a slight increase in the Active Devices count compared to the same period last year.

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

Cost of sales. Cost of sales increased $21.4 million for the nine months ended March 31, 2022 compared to the same period in 2021. The increase in cost of sales is attributed to a $15.8 million and $5.6 million increase in subscription and transaction costs and equipment costs respectively. The increase in cost of sales was primarily driven by an increase in transaction processing fees and equipment sales corresponding with an increase in processing volumes and equipment sales respectively.

Gross margin. Total gross margin decreased from 33.3% for the nine months ended March 31, 2021 to 32.0% for the nine months ended March 31, 2022.  The decrease in gross margin was primarily as a result of a change in revenue mix with transaction fees making a larger percentage of our total revenues and subscription fees making up a lower percentage of our total revenues during the current year. Transaction processing is inherently a lower margin revenue stream than our subscription model resulting in a reduction of gross margin. We were able to offset a portion of the decrease in the total gross margin with an increase in our transaction fees margin by lowering costs for our payment processor and payment networks. Additionally, we have seen an increase in average price per transaction relative to the same period in the prior year, which is additive to our gross margin.

Operating Expenses

	Nine months ended March 31,		Percent Change
Category ($ in thousands)	2022	2021
Sales and marketing	$6,021	$4,873	23.6%
Technology and product development	16,701	11,422	46.2%
General and administrative expenses	21,724	28,076	(22.6)%
Depreciation and amortization	3,197	3,111	2.8%
Total operating expenses	$47,643	$47,482	0.3%

Total operating expenses.  Operating expenses as a whole remained consistent for the nine months ended March 31, 2022 compared to the same period in 2021. The increase of $0.2 million is attributed to a decrease of $6.4 million in general and administrative expenses, offset by a $5.3 million increase in technology and product development expenses and a $1.1 million increase in sales and marketing costs. The change in total operating expenses reflects the Company's overall objectives to reduce general and administrative expenses and utilize savings to invest in innovative technologies and products and increase marketing spend to penetrate new and existing customers with our products and services. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $1.1 million for the nine months ended March 31, 2022, as compared to the same period in 2021 and relates primarily to an increase in advertising, trade show costs and sales and marketing employee headcount in the current year to support our expanding business and service offerings in the United States and internationally.

Technology and product development. Technology and product development expenses increased approximately $5.3 million for the nine months ended March 31, 2022, as compared to the same period in 2021. The increase was driven primarily by the Company's objectives of investing in innovative technologies and to further strengthen our network environment and platform through utilizing a combination of company personnel and external consultants.

General and administrative expenses. General and administrative expenses decreased approximately $6.4 million for the nine months ended March 31, 2022, as compared to the same period in 2021. The decrease in general and administrative expenses was primarily driven by a $3.8 million decrease in professional fees due to reduced reliance on external consultants who previously supported the Company’s accounting, financial reporting and legal functions, a $1.8 million change relating to the network incident in the prior year, a $2 million change in sales tax reserve, $0.4 million decrease in compensation and benefits partially offset by an increase in bad debt expense of approximately $1.2 million and an increase in travel and expense costs of $0.5 million during the current year.

Depreciation and amortization. Depreciation and amortization expenses were consistent for the nine months ended March 31, 2022 and March 31, 2021.

Other Income (Expense), Net

	Nine months ended March 31,		Percent Change
($ in thousands)	2022	2021
Other income (expense):
Interest income	$1,363	$978	39.4%
Interest expense	(100)	(3,970)	(97.5)%
Other income (expense)	(83)	—	(100.0)%
Total other income (expense), net	$1,180	$(2,992)	139.4%

Other income (expense), net.  Other income (expense), net increased $4.2 million for the nine months ended March 31, 2022 as compared to the same period in 2021. The higher interest expense for the nine months ended March 31, 2021 was primarily related to the recognition of the remaining balance of unamortized debt issuance costs and debt discount associated with the senior secured term loan facility with Antara Capital Master Fund LP of $2.6 million into interest expense, when the Antara Term Facility was fully repaid and terminated. The remaining reduction in interest expense was mainly due to a $1.1 million change in the interest component of the sales tax reserve compared to the same period in the prior fiscal year. The change in the sales tax reserve was driven by the expiration of statute of limitations and other factors considered by management while establishing the reserve.

Non-GAAP Financial Measures - Adjusted EBITDA

Adjusted EBITDA (as defined below) is a non-GAAP financial measure which is not required by or defined under GAAP. We use this non-GAAP financial measure for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that this non-GAAP financial measure provides useful information about our operating results, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to metrics used by our management in its financial and operational decision making. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including our net income or net loss or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with our net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of our profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, we utilize Adjusted EBITDA as a metric in our executive officer and management incentive compensation plans.
We define Adjusted EBITDA as U.S. GAAP net income (loss) before (i) interest income, (ii) interest expense on debt and reserves, (iii) income tax expense, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, and (vii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations.

Below is a reconciliation of U.S. GAAP net loss to Adjusted EBITDA:

	Three months ended March 31,
($ in thousands)	2022	2021
U.S. GAAP net income (loss)	$2,136	$(1,848)
Less: interest income	(445)	(302)
Plus: interest expense	(852)	88
Plus: income tax provision	35	44
Plus: depreciation expense included in costs of sales for rentals	220	2
Plus: depreciation and amortization expense in operating expenses	1,062	991
EBITDA	2,156	(1,025)
Plus: stock-based compensation (a)	1,495	3,216
Adjustments to EBITDA	1,495	3,216
Adjusted EBITDA	$3,651	$2,191

(a)    As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.

	Nine months ended March 31,
($ in thousands)	2022	2021
U.S. GAAP net income (loss)	$377	$(11,363)
Less: interest income	(1,363)	(978)
Plus: interest expense	100	3,970
Plus: income tax provision	226	133
Plus: depreciation expense included in costs of sales for rentals	738	1,055
Plus: depreciation and amortization expense in operating expenses	3,197	3,111
EBITDA	3,275	(4,072)
Plus: stock-based compensation (a)	4,624	6,366
Plus: asset impairment charge (b)	—	333
Adjustments to EBITDA	4,624	6,699
Adjusted EBITDA	$7,899	$2,627

(a)    As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b)    As an adjustment to EBITDA, we have excluded the non-cash impairment charges related to long-lived operating lease assets because we believe that these do not represent charges that are related to our core operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $75.1 million as of March 31, 2022; (2) the cash that may be provided by operating activities; and (3) up to $15 million available to be drawn on the Amended JPMorgan Credit Facility.

The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $14.5 million in the aggregate as of March 31, 2022. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

The Company believes that its current financial resources will be sufficient to fund its current twelve-month operating budget from the date of issuance of these condensed consolidated financial statements.

Below are charts that reflect our cash liquidity and outstanding debt as of March 31, 2022 and June 30, 2021:

Cash Flows

See Condensed Consolidated Statement of Cash Flows in Part I, Item 1 of this Quarterly Report for details on the changes in cash and cash equivalents classified by operating, investing and financing activities during our respective reporting periods.

Net cash provided by (used in) operating activities

For the nine months ended March 31, 2022, net cash used in operating activities was $3.9 million, which primarily reflects our net income of $0.4 million and $16.2 million of cash utilized by working capital accounts, partially offset by non-cash operating charges of $11.9 million. The change in working capital accounts is primarily driven by cash used of $9 million to increase our inventory on hand, increase in accounts receivable of $4.4 million, reduction of accounts payable and accrued expenses of approximately $0.2 million, and an increase in prepaid expenses and other assets of $1.9 million. The increase in inventory is a result of the Company planning ahead for customers who are continuing to upgrade 3G devices to 4G as the 3G network sunset date approaches in 2022 and purchases for our new ePort Engage devices. Cash used in accrued expenses of $0.2 million is primarily attributable to the reduction of accounts payable and accrued expenses. Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, and provisions for expected losses.

For the nine months ended March 31, 2021, net cash provided by operating activities was $7.8 million which reflects our net loss of $11.4 million, $1.1 million of cash utilized by working capital accounts, partially offset by non-cash operating charges of $18.1 million. Non-cash operating charges primarily consisted of the recognition of $2.7 million in unamortized issuance costs and debt discount related to the repayment of the 2020 Antara Term Facility, $6.4 million in stock-based compensation, and depreciation and amortization expenses of $4.2 million.

Net cash used in investing activities

Net cash used in investing activities was $10.2 million for the nine months ended March 31, 2022. Increase in cash used is due to the cash paid for the Yoke acquisition of $3 million and $7.2 million for increased property and equipment balances driven primarily by the Company's continued focus on investing in innovative technologies and products.

Net cash used in investing activities was $1.3 million for the nine months ended March 31, 2021 which was primarily used to increase property and equipment.

Net cash used in financing activities

Net cash provided by financing activities was $1.0 million for the nine months ended March 31, 2022 which was primarily due to $0.7 million in proceeds from the Amended JPMorgan Credit Facility and $0.8 million in proceeds related to stock exercises, offset by $0.4 million in repayments on outstanding debt attributable to the Amended JPMorgan Credit Facility.

Net cash used in financing activities was $50.3 million for the nine months ended March 31, 2021. For the nine months ended March 31, 2021, the Company raised $52.4 million of proceeds (net of issuance costs) through a private placement transaction with respect to the sale of an aggregate of 5,730,000 shares of the Company’s common stock to accredited investors. The Company paid $1.2 million as a prepayment penalty and commitment termination fee to Antara as part of the repayment of the

2020 Antara Term Facility and paid $0.5 million of debt issuance costs as a result of entering into the 2021 JPMorgan Credit Facility.

CONTRACTUAL OBLIGATIONS

During the nine months ended March 31, 2022, we entered into an amended credit agreement with JPMorgan Chase Bank, N.A. See Note 9 - Debt and Other Financing Arrangements to the condensed consolidated financial statements for a description of the amendment. There were no other significant changes from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

CRITICAL ACCOUNTING POLICIES

During the nine months ended March 31, 2022, there were no significant changes to our critical accounting policies from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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
On March 17, 2022, the Company entered into an amended credit agreement with JPMorgan Chase Bank, N.A. See Note 9 - Debt and Other Financing Arrangements to the condensed consolidated financial statements for a description of the amendment.
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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective as of March 31, 2022.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3. Defaults Upon Senior Securities.

There were no defaults on any senior securities. The total liquidation preference including accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2022 was $22.1 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q filed on February 4, 2022.

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 10, 2021).

10.1	Credit Amendment, by and among the Company, its subsidiaries and JPMorgan Chase Bank, N.A., dated March 17, 2022 (incorporated by reference to Exhibit 10.1 to form 8-K filed on March 23, 2022).

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of March 31, 2022 and June 30, 2021, (2) the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2022 and 2021, (3) the Condensed Consolidated Statements of Shareholders’ Equity for the three-month and nine-month periods ended March 31, 2022 and 2021, (4) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2022 and 2021, and (5) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022, is formatted as Inline iXBRL and contained in Exhibit 101.
______________________________________
*     Filed herewith.
**    Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: May 6, 2022	/s/ Sean Feeney
Sean Feeney
Chief Executive Officer

Date: May 6, 2022	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer