Form 10-K
period 2022-06-30
CANTALOUPE, INC.
filed 2022-10-19
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).   Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2021, was $513.2 million.
As of October 14, 2022, there were 71,218,130 outstanding shares of Common Stock, no par value.

Selected portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2023 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of June 30, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CANTALOUPE, INC.

PART I
In this Annual Report on Form 10-K, or Annual Report, and unless otherwise indicated, the terms "Cantaloupe", the "Company", "CTLP", "we", "us", "our", "our company" and "our business" refer to Cantaloupe, Inc., formerly known as USA Technologies, Inc.
The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Due to rounding, figures in tables may not sum exactly.
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
•failure to comply with the financial covenants in the Amended JPMorgan Credit Facility (as defined below);
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
•whether our suppliers would increase their prices, reduce their output or change their terms of sale; and
•the risks associated with the currently pending investigation, potential litigation or possible regulatory action arising from the 2019 Investigation (as defined below) and its findings, from the failure to timely file our periodic reports with the Securities and Exchange Commission, from the restatement of the affected financial statements, from allegations related to the registration statement for the follow-on public offering, or from potential litigation or other claims arising from these events.
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

Item 1. Business.
OVERVIEW

Cantaloupe, Inc., previously known as USA Technologies, Inc., is organized under the laws of the Commonwealth of Pennsylvania. We are a digital payments and software services company that provides end-to-end technology solutions for the unattended retail market. We are transforming the unattended retail world by offering a single platform for self-service commerce which includes integrated payments processing and software solutions that handle inventory management, pre-kitting, route logistics, warehouse and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, car wash, electric vehicle charging stations, commercial laundry, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.

We derive the majority of our revenues from subscription and transaction fees resulting from transactions on, as well as connectivity and telemetry services provided by, our ePort® cashless devices, Seed™ software, and our Quick Connect API services. These services include digital payment processing, loyalty programs, inventory management, route logistics optimization, warehouse and accounting management, and intelligent merchandising. Devices operating on the Company’s platform and using our services include those resulting from the sale, finance or a monthly bundled subscription (Cantaloupe ONE program) of our point of sale ("POS") electronic payment devices, telemetry devices or certified payment software or the servicing of similar third-party installed POS terminals or telemetry devices. The majority of ePort customers pay a monthly service fee plus a blended percentage rate on transaction volumes. Transaction fees on volumes processed through the Company’s payment devices, are the most significant driver of the Company’s revenues.

Our customers range from global food service organizations to small businesses that operate primarily in self-serve retail markets including food and beverage vending, micro-markets, amusement and arcade machines, commercial laundry, air/vacuum, car wash, electric vehicle, and various other self-serve kiosk applications as well as equipment developers or manufacturers who incorporate our hardware, software, and services into their product offerings.
THE INDUSTRY

We offer a variety of solutions in unattended retail, which enable the acceptance of digital payments and allow our customers to simplify inventory, analytics, warehouse, logistics, and back-office management. We believe the following industry trends are driving growth in demand for digital payment systems and advanced logistics management in general and more specifically within the markets we serve:

•Increased adoption of cashier-less models via vending machines or self-service kiosks to meet demand for and more use of fast, simple and seamless digital purchase and payment experiences;

•Rising consumer demand for transaction convenience, safety, and security which we have seen in the growth in digital payment adoption, especially contactless payments, in the wake of the COVID-19 pandemic; and

•Ongoing labor challenges drive increased utility of actionable operational business intelligence from new technologies like artificial intelligence and machine learning to drive operational efficiencies and operational transparency through modern, cloud-based logistics and inventory management solutions.

Shift Toward Digital Payments Is Here to Stay.

One lasting impact of COVID-19 was the creation of a ‘new normal’ for businesses and shoppers alike, accelerating the secular shift to self-service commerce. According to “The Visa Back to Business Global Study: 2022 Small Business Outlook” (the "Visa Study"); 73% of small businesses surveyed said that new forms of digital payments are fundamental to their growth. In addition, according to the Visa Study, 41% of consumers surveyed said they either plan to shift to using only digital payments within the next two years, or are already cashless. Lastly, 82% of small businesses surveyed said they will accept digital options in 2022 and nearly half (46%) of consumers surveyed expect to use digital payments more often in 2022, with just 4% saying they will use them less. The acceleration towards digital payments amongst surveyed consumers was primarily driven by benefits such as easier online shopping, personal safety and convenience.

Increasing Consumer Interest in Self-Service Models
Cashier-less stores that minimize or remove human intervention have shifted consumer expectations on retail shopping experiences. A consumer survey of 2,000 people across the United States performed by the Company and CITE Research in 2021 found that 83% of consumers who increased unattended retail usage during the pandemic expect to continue using it at elevated levels when the pandemic was over. And consumers are not just looking for traditional food and beverage offerings through unattended, as 82% of respondents cited an interest in purchasing nontraditional items through vending machines, with the interest significantly increasing since the last survey in 2019. Clothing and health and beauty products had the greatest two-year increase with 70% - 71% of respondents interested in purchasing these items from vending machines in 2021 compared to 55% for clothing and 64% for health and beauty in 2019 respectively.
OUR SOLUTION
We continue to transform the unattended retail market by offering one integrated solution for payments processing, logistics, and back-office management. Our platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising, and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers can run their businesses more proactively, predictably, and competitively. We offer customers several different ways to connect and manage their distributed assets. These range from our ePort cashless hardware, Seed platform, and our Quick Connect web services. Our platform is designed to transmit from our customers’ terminal or location payment information for processing, sales, and performance data for asset optimization and reporting to our customers within the Seed platform, as well as third-party software solutions, providing greater control and visibility of their business. Through our platform, we enable customers to easily manage assets, make changes, and push updates all remotely, ensuring they run as efficiently as possible.

PRODUCTS AND SERVICES

Our hardware includes ePort, the Company’s integrated payment device, as well as Yoke POS, the Company’s point-of-sale terminal, which are both currently deployed in self-service, unattended market applications such as vending, micro-markets, amusement, arcade, commercial laundry, air/vacuum, car wash, and others. Our ePort products which come in a variety of styles, facilitates digital payments by capturing payment information and transmitting it to our platform for authorization with the payment system (e.g., credit card processors). Additionally, our ePort devices send sales data into the Seed platform for advanced reporting, including remote asset management. ePort has earned a reputation for quality, reliability, and innovation.

Our Yoke POS product provides a tablet-like experience for consumers to purchase goods through a self-checkout model. Additionally, Yoke POS processes transactions and sends sales data into the Yoke Portal for reporting and kiosk management. We offer a variety of hardware through purchase, finance, or subscription with our new Cantaloupe ONE Platform.

•ePort G11 Cashless Kit, is a 4G LTE digital payment device that enables faster processing and enhanced functionality for payment and consumer engagement applications. It supports functionality that requires higher speeds and large data loads, operates on the AT&T and Verizon networks, and has built-in NFC (contactless) support for mobile payments, traditional credit and debit cards, in addition to EMV-contactless.

•The ePort G10-Chip, is a digital reader that accepts contact EMV (chip cards) and contactless EMV (tap) payment methods, along with other standard forms of digital payments that include credit/debit card, and mobile wallet. The reader functions with the existing G11 telemeter and reports into the Seed platform similar to a G11 Cashless Kit (see below for a description of the Seed platform).

•ePort Engage Series, which includes the ePort Engage and ePort Engage Combo, are the next generation of digital touchscreen devices and provide retailers the ability to captivate consumers in new ways and enables truly frictionless purchasing. The ePort Engage Series offers best-in-class networking, security and interactivity, including acceptance of contact EMV (chip cards) and contactless EMV (tap) payment methods. The devices can be fitted in a range of hardware configurations, including vending, kiosks, amusement, and electric vehicle charging stations

•Yoke POS, is a scalable, cost-friendly point-of-sale solution for any micro market or self-service business. The simplified checkout experience provides consumers with a fast and convenient solution to purchase goods via digital payments or the Yoke loyalty card. The Yoke POS displays unique customer promotions or offers, and loyalty points for Yoke loyalty card members, all at the point-of-sale or directly in the Yoke Pay mobile app.

We offer integrated software services that leverage payment or asset tracking devices in the field to connect into our feature-rich platform for advanced data management, analytics, route scheduling, and other offerings:

•The Seed platform is a cloud-based asset management and optimization solution that provides advanced analytics, dynamic route scheduling, automated pre-kitting, proactive equipment management, intelligent merchandising, inventory management, warehouse purchasing, and accounting management. The Seed platform has a reputation for providing innovative software features and functionality that solve every day customer challenges. It includes Seed Live for sales reporting and asset management, Seed Cashless+ for small business owner advanced management tools, Seed Pro for logistics optimization; Seed Office for back-office management; Seed Markets for integrated micro market management; and Seed Delivery for integrated online ordering and office coffee service ("OCS") optimization.

•Add-on software services within the Seed platform include Remote Price Change ("RPC"), HIVERY Enhance, and integration with e-commerce partners Tech2Success and Supply Wizards. RPC saves customers time and money by enabling them to manage prices for products in their machines remotely through Seed. With the HIVERY Enhance integration, customers on Seed Pro and Seed Office can receive powerful new product recommendations and targeted space-to-sales optimization with HIVERY’s artificial intelligence and machine learning technology. Our e-commerce integration partners, Tech2Success and Supply Wizards, enable customers to integrate their online stores to Seed for inventory and warehouse management. RPC and HIVERY Enhance are the latest innovations for unattended retail through our Seed suite of services.

•The Yoke Portal is our web-based kiosk management solution for Yoke POS that gives customers complete access and control over their micro market locations and kiosks. Additionally, within the Yoke Portal customers can customize promotions and loyalty programs per location, creating new ways to engage consumers at the point-of-sale or via the Yoke Pay app.

•Quick Connect is a web service that allows a client application to securely interface with the Company’s payment processing and asset managing services.

•Additional services include loyalty programs, campus card integrations, digital ad-management, and data warehouse services.

We support our offerings through a number of professional services and back-office functions:

•Professional Services. For our larger customers we offer a variety of professional services to get them onto and use the platform easily and seamlessly. Services include planning, project management, deployment, installation support, Seed implementation, and marketing and performance evaluation.

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

COMPETITION

The unattended retail industry is highly competitive with service providers ranging from well-established enterprises to early stage companies within the financial technology and software services industries. The markets for Cantaloupe’s products and services are characterized by evolving industry standards, aggressive pricing, continuous innovation, and changing consumer trends. Many of the company’s competitors are challenging Cantaloupe’s industry leading position, particularly when it comes to pricing, emulating products, services, and marketing, as well as addressing consumer trends. However, we believe we have competitive strengths that position us favorably.

Consumers are expecting more from their shopping experience, with access to buy what they want, when they want, with the ability to pay with any shape or form of digital currency. This has led to a multitude of new devices on the market to enable a more engaging experience at the POS. In addition, micro markets are becoming one of the largest growth sectors in the convenience services industry, with large competitors owning a majority of the current market share. While we believe we have a strong competitive offering that positions us favorably in software services for unattended retail, competitors are entering the market with modernized back-end systems that are focused on the user interface along with real-life product planogram possibilities.

MARKETS WE SERVE
While the below key verticals represent only a fraction of our total market potential, as described below, these are the areas where we have gained the most traction to date.
Vending. According to the 2020 Census of the Convenience Services Industry (conducted biannually), a study conducted by the NAMA Foundation and research firm Technomic, the US Convenience Services Industry, which consists of vending machines, micro markets, OCS and pantry services, represented total annual revenues of approximately $16 billion in 2020 compared to total annual revenues of approximately $27 billion in 2019, reflecting a reduction of approximately $11 billion and 40%. This was due to the impact of the coronavirus pandemic. The Convenience Services Industry is expected to be 64% larger in 2022 compared to 2020, and operators expect a full recovery to 2019 industry levels (pre-pandemic levels) by 2022-2023. In 2020, 80% of the Convenience Services Industry's total annual revenues came from the Vending vertical while Micro Markets, OCS and Pantry Services verticals represented approximately 12%, 7% and 1% of total annual revenues respectively.

Micro Markets and Kiosks. According to the Automatic Merchandiser’s State of the Industry Annual Report published in July 2022, the vending and micro market business operators surveyed indicated that the number of micro market locations served increased 70% in 2021. This demonstrates that while COVID-19 impacted growth and new location placements in 2020, micro markets continued to experience a significant level of growth coming out of the pandemic. We believe the desire to diversify product offerings to employees, while giving them their own convenience store with a micro market, will continue to increase. Our primary opportunity in the micro markets vertical is providing a fully integrated solution to our customers which includes a point-of-sale platform and leveraging the Seed Markets offering to optimize our customers payments and logistics services including integrated route scheduling, warehouse pre-picking, and reporting. While micro markets continue to grow in the traditional vending and food service industry, self-service kiosks are also on the rise. According to the 2022 Kiosk Marketplace Census Report, the 2021 Zebra Technologies’ Global Shopper Study found that nearly half (47%) of shoppers used retail self-checkouts, a 7% year-on-year increase, and 91% of these said they will continue using the technology.

Vehicle Services. Our primary opportunities in the vehicle services markets relate to businesses that provide air, vacuum, car wash, electric car charging and parking services. In these sectors we can provide customers with cashless payment terminals, payment processing, telemetry services for data and connectivity services, as well as software solutions to improve business optimization. Currently, we partner with a leader in the air vending services by equipping their machines with our cashless acceptance devices.

Amusement and Entertainment. Our current customers and primary opportunities in the amusement and entertainment markets are typically classified as “street/route business,” which are standalone businesses that are open to the general public and that offer card/coin-operated games such as claw machines, amusement park machines (i.e. body dryers), bowling alleys and bar entertainment (e.g. digital music machines and dart machines). Currently, we partner with one of the largest independent claw machine providers to enable them with cashless acceptance devices and payment processing.

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

OUR GROWTH OPPORTUNITY

Our primary objective is to continue to enhance our position as a leading provider of technology that enables electronic payment transactions, advanced logistics management, and value-added services primarily at small-ticket, self-service retail locations such as vending, kiosks, electric vehicle charging. commercial laundry, and other similar markets. We plan to execute our growth strategy organically and through strategic acquisitions. Key elements of our strategy are to:

Maximize Growth in Existing Customers/Partners. Our current customers have seen the benefits of our products and services and we believe they continue to represent the largest opportunity to scale recurring revenue and connections, through the addition of new products and services, as well as expanding our footprint of current product offerings. We are continuously enhancing our solutions and services with additional features and functionality that create add-on service offerings to existing customers such as RPC, HIVERY Enhance integration and Yoke POS. We believe our continued innovation will lead to further adoption of Cantaloupe’s solutions and services in the unattended POS payments market.

Capitalize on the Emerging Contactless, EMV, NFC, and Growing Mobile Payments Trends. With more than 90% of our digital connected base enabled to accept NFC payments (including mobile wallets), we believe that continued consumer preference towards contactless payments, including mobile wallets like Apple Pay, Google Pay and Samsung Pay, represent a significant opportunity for the Company to further drive adoption in the current markets as well as new unattended kiosk applications in which we can provide services and solutions. Through innovation we’ll seek to offer consumers more ways to pay leveraging digital wallets such as pay with crypto, or other digital-like applications.

Expand into Micro Markets. With the Company’s Yoke’s POS platform, we will continue to penetrate into the growing vertical of micro markets both in near-vending channels as well as small business retail. Self-service or self-checkout is on the rise and with our seamlessly integrated offering or standalone solution of Yoke POS, we believe we are positioned well to deliver a scalable micro market solution for businesses of all kinds. We plan to differentiate ourselves by providing a single platform to manage consumer and operational aspects of micro markets, while also integrating multiple service providers for flexibility and ultimate ease to our customers.

Further Penetrate Attractive Adjacent Markets. We plan to continue to introduce our turn-key solutions and services to various adjacent markets such as the small business retail market to enable self-checkout solutions, along with other key growth verticals like electric car charging where we’ll leverage our expertise in digital payment solutions and telemetry services for data and asset management services. We plan to leverage the Seed platform to extend route optimization tools into other verticals where static schedules are not optimal for service visits. In addition, Seed Pro’s patented dynamic route scheduling capabilities can support optimal servicing and decreased operational costs.

Capitalize on Opportunities in International Markets. We are currently focused on the U.S. and Canadian markets for our ePort devices, Yoke POS terminals, and the Seed platform, but will seek to establish a presence in unattended retail markets to provide electronic payments and logistics optimization outside of the U.S. and Canada. In order to do so, we have dedicated sales resources to spearhead international opportunities, starting with Latin America, and Europe.

Comprehensive Service and Support. In addition to its industry-leading ePort digital payments system, Yoke POS terminal, Seed logistics software, the Company seeks to provide its customers with a comprehensive platform designed to encourage optimal return on investment through business planning and performance optimization; acceptance of crypto payments, and a loyalty and rewards program for consumer engagement; sales data and machine alerts; DEX data transmission; and the ability to extend digital payments capabilities and the full suite of services across multiple aspects of an operator’s business including the micro-markets contract food industry, online and mobile payments.
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

As of June 30, 2022, we are marketing and selling our products primarily through our full and part-time sales and marketing staff consisting of 44 people.
IMPORTANT RELATIONSHIPS
Our most important relationships are with our almost 24,000 customers, which are governed by services agreements that provide for terms and conditions of purchase, rental, subscription or lease of the devices, licensing of our solutions, and processing services. Under the terms, we typically collect our fees from settled funds, including activation fees, monthly service fees, and transaction processing fees. Our relationships with certain large customers are governed by customized terms and conditions contained within individually negotiated services agreements.
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
We have established reseller relationships with select solution providers for add-on features and services within our traditional offerings

As part of our strategy to expand our sales reach while optimizing resources, we have agreements with select resellers within the industries we serve.

Lastly, we have a number of key technology vendors supporting our network environment and technology, our product development and our product offerings.
MANUFACTURING AND SUPPLY CHAIN
We utilize independent third-party manufacturing partners to produce the substantial majority of our hardware products that we market and sell to our customers. Production by our manufacturing partners is performed in accordance with our product specifications, quality control and compliance standards. For the years ended June 30, 2022 and June 30, 2021 our manufacturing activities principally took place in the United States and Mexico.
Our internal processes center around quality assurance of materials and testing of finished goods received from our contract manufacturers.

As supply chains worldwide continue to recover from COVID-19-related disruptions, the technology industry has experienced delays within supply chain. We have not experienced significant disruptions to date; however we are continually monitoring and evaluating manufacturing partners to accommodate our expected growth and minimize potential risks of disruption within our supply chain operations.
TRADEMARKS, PROPRIETARY INFORMATION, AND PATENTS
The Company owns US federal and foreign registrations for the following trademarks and service marks: Because Machines Can’t Cry For Help®, Blue Light Sequence (design only)Business Express®, Cantaloupe circle logo (design only), Cantaloupe Systems®, Cantaloupe Systems & design (Cantaloupe circle logo), CM2iQ®, COMPUVEND®, EnergyMiser®, ePort®, ePort Connect®, ePort Mobile & design, eSuds®, Intelligent Vending®, Routemaster®, Seed®, Seed & design, Seed Office®, SnackMiser®, TransAct®, USA Technologies®, USA Technologies & design, USALIVE®, VendingMiser®, VendPro®, VM2iQ®, Warehouse Master®, and YOKE®.

Much of the technology developed or to be developed by the Company is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, the Company has entered into confidentiality agreements with its key employees.

From the incorporation of our Company in 1992, through June 30, 2022, 136 patents have been granted to the Company or its subsidiaries. Of the 136 patents, 50 are still in force at June 30, 2022. Our patents expire between 2022 and 2038.

ACTIVE DEVICES AND ACTIVE CUSTOMERS

In order to present meaningful information on our business, we report Active Devices and Active Customers. Active Devices are devices that have communicated with us or have had a transaction in the last twelve months. Included in the number of Active Devices are devices that communicate through other devices that communicate or transact with us. A self-service retail location that utilizes an ePort cashless payment device as well as Seed management services constitutes only one device. We define Active Customers as all customers with at least one active device

We had 23,991 Active Customers and 1.14 million Active Devices connected to our service as of June 30, 2022 compared to 19,834 Active Customers and 1.09 million Active Customers as of June 30, 2021.

HUMAN CAPITAL MANAGEMENT

As of June 30, 2022, the Company had 225 full-time employees compared to 181 full-time employees as of June 30, 2021. This represents a headcount increase of approximately 24% over prior year. Headcount growth has occurred primarily in our Sales, Customer Support and Technology departments. The headcount increase aligns with the Company's overall objectives to reduce general and administrative expenses and utilize savings to invest in innovative technologies and products, increase marketing spend to penetrate new and existing customers with our products and services and provide highest levels of customer service. We believe our ability to attract and retain qualified employees in all areas of our business is critical to our future success and growth. We seek employees who share a passion for our technology and its ability to improve our customers’ businesses.

We believe our ability to attract and retain the most qualified candidates in all areas of our business is critical to our future success and growth, and we strive for a well-balanced and diverse workforce. In addition to standard Company-wide Compliance trainings, we prioritize and continue to invest in helping our employees grow professionally in their career. We offer a combination of interactive professional development trainings, access to on demand online courses through our learning management System, and group learning programs.

We offer our employees wages and benefit packages that we believe are competitive with others throughout our industry. In addition to salaries, we provide benefits that include a 401(k) retirement savings plan, healthcare and insurance benefits, health savings and flexible spending accounts, tuition reimbursement, paid time off, as well as other benefits including access to mental health benefits, and a paid parental leave policy.

We continue to prioritize the health and safety of our employees through the COVID-19 pandemic. We continue to regularly adapt and review and policies and procedures established at the beginning of COVID-19 and communicate updates regularly internally to our employees. We have kept in place the additional safety measures for employees continuing critical on-site work at either the Company or customers’ locations and offer flexible remote or hybrid working arrangements. We have taken, and will continue to take, actions in accordance with the applicable local guidance, such as the guidance provided by the

Centers for Disease Control and Prevention in the United States, to protect our employees so they can safely and effectively perform their work duties.

Annually we request our employees to complete a Company-wide employee engagement survey. The survey is facilitated internally through our Human Resources department. The survey reflects questions to gauge employee sentiments toward current trends and issues including company direction and strategy, communication by management, individual development, team culture, and overall satisfaction. With the information provided by the annual engagement survey, leadership is provided key insights and valuable feedback which we continue to implement in our Company-wide action plans with the intent to focus on key areas to prioritize, enhance, and drive continued increase in employee engagement, learning and development, and professional growth for our employees.
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
Risks related to our business and our industry:

•General economic, market or business conditions unrelated to our operating performance, including global supply chain disruptions and inflationary pressures could adversely affect our business and results of operations.
•We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.

•The COVID-19 pandemic has and may continue to significantly and adversely impact our business.

•Impacts of widespread inflation could negatively affect our industry.

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
•We engage in the outsourcing of engineering work, including outsourcing of software work overseas.

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
•Our efforts to expand into international markets may not be successful; our products and services may not gain traction in new markets; managing international operations may be challenging or may fail.

•Geopolitical conflicts, including the conflict between Russia and Ukraine, may adversely affect our business and results of operations.
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
•We may not fully realize the benefits of acquisitions, it may take longer than we anticipate for us to achieve those benefits, they may be difficult to integrate, may disrupt our business, or divert management attention and may adversely affect our financial condition.
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

•Matters relating to or arising from the restatement and the 2019 Investigation, including adverse publicity and potential concerns from our customers, and enforcement proceedings could continue to have an adverse effect on our business and financial condition.

•Remaining regulatory matters may require significant time and attention, result in substantial expenses and lead to adverse publicity.

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

Risks related to our business and our industry

General economic, market or business conditions unrelated to our operating performance, including global supply chain disruptions and inflationary pressures could adversely affect our business and results of operations.
The global payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, spending, and discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate, supply chain disruptions, inflationary pressure or interest rate fluctuations, may adversely affect our financial performance by reducing the number or active devices, active customers and total number of transactions using our payment solutions.
A downturn in the economy and other adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. These trends could include the following:
•low levels of consumer and business confidence typically associated with recessionary environments may result in decreased spending by consumers;
•high unemployment may result in decreased spending by consumers;
•budgetary concerns in the United States and other countries could affect sovereign credit ratings, and impact consumer confidence and spending;
•supply chain disruptions may result in decreased spending by consumers whose ability to provide goods and services is materially impacted;
•supply chain disruptions could impact our ability to purchase devices for existing or prospective customers;
•current and potential future inflationary pressures may adversely impact spending by consumers;
•emerging market economies tend to be more sensitive to adverse economic trends than the more established markets we serve;
In addition, climate-related events, including extreme weather events and natural disasters and their effect on critical infrastructure in the U.S. or internationally, could have similar adverse effects on our customers and our operations.
Furthermore, shareholders, customers and other stakeholders have begun to consider how corporations are addressing environmental, social and governance (“ESG”) issues. Government regulators, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing. These shifts in investing priorities may result in adverse effects on the trading price of our common stock if investors determine that the Company has not made sufficient progress on ESG matters. We could also face potential negative ESG-related publicity in traditional media or social media if shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters.
We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.
We experienced losses from inception through June 30, 2012, and from fiscal year 2015 through fiscal year 2022. For fiscal years 2022, 2021, and 2020, we incurred a net loss of $1.7 million, $8.7 million, and $40.6 million, respectively. In light of our recent history of losses as well as the length of our history of losses, profitability in the foreseeable future is not assured. Until we achieve profitability, we will be required to use our cash and cash equivalents on hand and may raise capital to meet cash flow requirements including the issuance of common stock or debt financing. Additionally, if we continue to incur losses in the future, the price of our common stock can be expected to fall.
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

The impact of inflation could negatively affect our business, our industry, and our customer base.

Our own costs, including labor, hardware, services, technology providers, and other variable expenses could be severely impacted by severe, widespread or continuing inflation. Our customer base includes many small businesses, some of which operate on tight margins. Our customers may not successfully navigate a rising cost environment, causing collection issues or bankruptcies. Inflation could seriously erode the discretionary buying decisions of consumers, impacting size of purchases or volumes at our unattended points of sale.
If we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

Our success depends on our ability to develop new products and services to address the rapidly evolving market for cashless payments and cloud and mobile solutions for the self-service retail markets. Rapid and significant technological changes continue to confront the industries in which we operate, including developments in proximity payment devices. These new services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. There can be no assurance that any new products or services we develop and offer to our customers will achieve significant commercial acceptance. Our ability to develop new products and services may be inhibited by industry-wide standards, payment card networks, existing and future laws and regulations, resistance to change from our customers, challenges of integration with a wide variety of legacy end-point machines, or third parties’ intellectual property rights. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

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

Substantially all of the service contracts with our customers are terminable for any or no reason upon thirty to sixty days’ advance notice.

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

Our current core business is highly concentrated among several large customers in the vending industry. We have made inroads into other adjacent markets including micro-markets, laundry, gaming, entertainment, vehicle services, and other commercial payments applications and continued expansion into these markets is a substantial piece of our potential future growth prospects. Changing technology, customer preferences, and competitor actions may limit our ability to successfully grow and expand beyond our core business.

We face significant risks to our business when we engage in the outsourcing of engineering work, including outsourcing of software work overseas, which, if not properly managed, could result in the loss of valuable intellectual property and increased costs due to inefficient and poor work product, which could harm our business, including our financial results, reputation, and brand.

We may, from time-to-time, outsource engineering work related to the design, development, and operations of our products and services, typically to save money and gain access to additional engineering resources. We have worked, and expect to work in the future, with companies located in jurisdictions outside of the U.S., including, but not limited to Ukraine, Columbia, and India. If we are unable to properly manage and oversee the outsourcing of engineering and other work to third parties located internationally that operate under different laws and regulations than those in the U.S., we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents and trade names. Additionally, instead of saving money, we could in fact incur significant additional costs because of inefficient engineering services and poor work product. As a result, our business would be harmed, including our financial results, reputation, and brand.

Our ability to commercially manage the transition from the 3G network could lead to competitive disadvantage in the marketplace.

Our transition away from the 3G wireless network is nearing completion as the cellular service providers phase these networks out in North America through the end of the 2022 calendar year. This transition has and will continue to affect many of our active devices and has required significant customer retention programs and resources to ensure that our existing customer base is properly transitioned to the new platform. This change affects our industry and will also lead to changes with our competitors and their customers. Our ability to successfully transition the remaining impacted devices and provide the new platform for our existing and new customers is critical to our strategy, our network and to the competitive landscape in the marketplace.
The loss of one or more of our key customers could significantly reduce our revenues, results of operations, and increase net losses.
We have derived, and believe we will continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Customer concentrations for the years ended June 30, 2022, 2021 and 2020 were as follows:

	For the year ended June 30,
Single customer	2022	2021	2020
Total revenue	14%	16%	16%

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

We are expending significant resources into certain international initiatives. Our efforts may fail, adversely affecting our results.
As we expand into international markets, we may not be successful, or our plans may be delayed. Our Company is inexperienced in managing international operations. Our products will need to be localized in some cases and if our localization efforts fail or are delayed or our products and services do not gain traction in new markets, our business could be adversely affected.

Geopolitical conflicts, including the conflict between Russia and Ukraine, may adversely affect our business and results of operations.

While we do not currently have employees, customers or corporate offices in impacted areas, we have worked, and expect to work in the future, with companies located in jurisdictions outside of the U.S., including, but not limited to Ukraine. In addition, we are focused on international expansion. As a result, our operations and international expansion efforts could be impacted by economic, political and other conditions resulting from the current conflict between Russia and Ukraine, which could, among other things, lead to a reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation, volatility in global financial markets, increased cyber disruptions or attacks, higher supply chain costs and increased tensions between the United States and countries in which we operate, which could result in charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses, and could adversely affect our financial position and results of operations. To the extent the invasion of Ukraine by Russia adversely affects our business, it may also have the effect of heightening many other risks disclosed in this Form 10-K, any of which could have a material adverse effect on our business and results of operations.

Operational and liquidity
We depend on our key personnel and, if they leave us, or if we are unable to attract highly skilled personnel, our business could be adversely affected.

Our success and future growth also depends, to a significant degree, on the skills and continued services of our management team. Further, due to the complexity of the work required to make needed improvements within the Company, it may be difficult for us to retain existing senior management and new hires, sales personnel, and development and engineering personnel critical to our ability to execute our business plan, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. We may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge, or while new personnel integrate into our business and transition into their respective roles. Our future success also depends on our ability to attract and motivate highly skilled technical, managerial, sales, marketing and customer service personnel, including members of our management team. The labor market has been very challenging this fiscal year, with several key functions and departments experiencing high turnover. These changes are disruptive and expensive. Continued turnover could prevent us from achieving, or significantly delay achievement, of our business and operational goals and could adversely affect our business and results of operations.

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

In addition, our processing systems may experience errors, interruptions, delays or damage from a number of causes, including, but not limited to, power outages, hardware, software and network failures, internal design, manual or usage errors, terrorism, workplace violence or wrongdoing, catastrophic events, climate-related events such as natural disasters and severe weather conditions. The steps we take to deter and mitigate these risks, including annual validation of our compliance with the Payment Card Industry Data Security Standard, may not be successful, and any resulting compromise or loss of data or systems could adversely impact the marketplace acceptance of our products and services, and could result in significant remedial expenses to not only assess and repair any damage to our systems, but also to reimburse customers for losses that occur from service interruptions or the fraudulent use of confidential data. Additionally, we could become subject to significant fines, litigation, and loss of reputation, potentially impacting our financial results.

In addition, following an acquisition, we take steps to ensure our data and system security protection measures cover the acquired business as part of our integration process. As such, there may be a period of increased cybersecurity risk during the period between closing an acquisition and the completion of our data and system security integration.

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

We rely on agreements with other large payment processing organizations, primarily Fiserv Inc., JPMorgan Chase & Co., and Global Payments, Inc. to enable us to provide card authorization, data capture and transmission, settlement and merchant accounting services for the customers we serve. The termination by our card processing providers of their arrangements with us or their failure to perform their services efficiently and effectively would adversely affect our relationships with the customers whose accounts we serve and may cause those customers to terminate their processing agreements with us.

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
As of June 30, 2022, the United States Government and other countries have granted us 136 patents, of which 50 are still in force. We have a number of pending patent applications, and will consider filing applications for additional patents covering aspects of our future developments, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. There can be no assurance that:
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

At June 30, 2022, we had a net working capital surplus of $57.4 million and cash and cash equivalents of $68.1 million. We had net cash (used in) provided by operating activities of $(8.7) million, $8.2 million, and $(14.1) million for fiscal years ended 2022, 2021, and 2020, respectively. We may need additional funds to continue these operations. We may also need additional capital to respond to unusual or unanticipated non-operational events. Such non-operational events include but are not limited to shareholder class action lawsuits, government inquiries or enforcement actions that could potentially arise from the circumstances that gave rise to our restatements, extended filing delays in filing our periodic reports and the impact of

COVID-19 on our business. Should the financing that we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and future prospects.
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
The Amended JPMorgan Credit Facility has a four year maturity and includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires the Company to maintain, at all times, a total leverage ratio of not more than 3.00 to 1.00 on the last day of any fiscal quarter. The other financial covenant is conditional on a material acquisition occurring: if a material acquisition occurs, the Company is required to maintain a total leverage ratio not greater than 4.00 to 1.00 for the next four fiscal quarters following the material acquisition.

The Company was in compliance with its financial covenants as of June 30, 2022. Failure to comply with the foregoing financial covenants, if not cured or waived, will result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owed under the 2022 JPMorgan Credit Agreement and could have a material adverse impact on our business, liquidity position and financial position.

We cannot be certain that our future operating results will be sufficient to ensure compliance with the financial covenants in our 2022 JPMorgan Credit Agreement or to remedy any defaults. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make the accelerated payments required under the 2022 JPMorgan Credit Agreement.

Acquisitions may adversely affect our financial condition.

We could acquire additional products, technologies, or businesses to complement or expand our business. We may be unable to negotiate favorable terms in a timely manner or at all. Negotiation and integration of these types of potential business combinations could divert management’s time and resources. In addition, we may encounter unanticipated costs, operational challenges, or potential disruption of our business and diversion of management’s attention from our core business. We may not realize the anticipated benefits from an acquisition. We could reduce the cash that would otherwise be available to fund operations or other purposes, or we could incur debt, potentially on unfavorable terms.
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

The accounting review of our previously issued financial statements and the audits of prior fiscal years have been time-consuming and expensive, has resulted in claims and lawsuits, and may result in additional expense and/or litigation.

In fiscal year 2019, the Audit Committee, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of then-current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “2019 Investigation”).

We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the 2019 Investigation, the review of our accounting, the audits, the restatements of previously filed financial statements, bank consents, the remediation of deficiencies in our internal control over financial reporting, the proxy solicitation, and professional services fees to assist the Company with accounting and compliance activities in fiscal year 2020 following the filing of the 2019 Form 10-K. To the extent that steps we have taken to take to reduce errors in accounting determinations are not successful, we could be forced to incur significant additional time and expense. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, results of operations and financial condition.

Although we have completed the restatement, we cannot guarantee that we will not be subject to future claims, investigations, proceedings, inquiries from regulators and enforcement proceedings. Any future claims, investigations, inquiries or proceedings will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional costs.

Our management has been, and may in the future be, required to devote significant time and attention to litigation and claims, and this and any additional matters that arise could have a material adverse impact on our results of operations and financial condition as well as on our reputation.

Matters relating to or arising from the restatement and the 2019 Investigation, including adverse publicity and potential concerns from our customers, and enforcement proceedings could continue to have an adverse effect on our business and financial condition.

We have previously restated our consolidated financial statements as of and for the fiscal year 2017 and our unaudited consolidated financial statements for the quarterly periods ended September 30, 2016, December 31, 2016, March 31, 2017, September 30, 2017, December 31, 2017, and March 31, 2018. As a result, we have been and could continue to be the subject of negative publicity focusing on the restatement and adjustment of our financial statements, and may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment and the ability for us to be a long-term provider to our customers. The continued occurrence of any of the foregoing could harm our business and have an adverse effect on our financial condition. Additionally, as a result of the restatements, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. If litigation or enforcement proceedings did occur, we may incur additional substantial defense costs regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

Remaining regulatory matters relating to U.S. Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) inquiries may require significant time and attention, result in substantial expenses and lead to adverse publicity.

In the third quarter of fiscal year 2020, the Company responded to a subpoena received from the DOJ that sought records regarding Company activities related to the 2019 Investigation. We cooperated fully with the DOJ’s queries. The DOJ staff has notified us during fiscal year 2022 that they have concluded their investigation and that they do not intend to proceed with any further investigation or enforcement. Since fiscal year 2019, the Company has received inquiries from the SEC into the facts and circumstances of the 2019 Investigation and has fully cooperated with these inquiries.

Potential SEC enforcement could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any civil action commenced against us could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil sanctions against us or certain of our former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. These matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Additionally, as a result of these inquiries, we could be the subject of negative publicity including negative reactions from our customers or others with whom we do business.

We and certain of our former officers and directors could be subject to future claims and lawsuits, which could require significant additional management time and attention, result in significant additional legal expenses or result in government enforcement actions.

We and certain of our former officers and directors may become subject to further litigation, government investigations or proceedings arising from the 2019 Investigation. Future litigation, investigation or other actions that may be filed or initiated against us or our former officers or directors may be time consuming and expensive. We cannot predict what losses we may incur in these matters, and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to these matters.

To date, we have incurred significant costs in connection with litigation, investigations and with the special litigation committee proceedings. Any legal proceedings, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm, and will likely involve significant defense and other costs. We have entered into indemnification agreements with certain of our former directors and officers, and our bylaws require us to indemnify each of our directors and officers. Further, our insurance may not cover all claims that have been or may be brought against us, and insurance coverage may not continue to be available to us at a reasonable cost. As a result, we have been and may continue to be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could materially adversely affect our business, prospects, results of operations and financial condition.

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could cause a loss of confidence in our financial reporting and adversely affect the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. Section 404 of the Sarbanes-Oxley Act requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. As discussed in Item 9A, our internal controls over financial reporting were not effective as of June 30, 2022 due to the existence of multiple material weakness in such controls. Management is in the process of remediating the material weaknesses. We cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective as of June 30, 2023. If we are unable to adequately maintain our internal control over financial reporting in the future, we may not be able to accurately report our financial results, which could cause investors to lose confidence in our reported financial information, negatively affecting the trading price of our common stock, or our ability to access the capital markets. Refer to Part II, Item 9A for additional information regarding the material weaknesses that have been identified and our remediation plans.

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
Although we are currently included in the Russell 2000® Index, there is a risk that we could be dropped from inclusion when the list of public companies included in the Russell 2000® Index is reconstituted in May 2023 if our market capitalization falls below the minimum necessary for inclusion, which could result in a decline in demand for our common stock and, accordingly, the trading price of our common stock following such event.

Upon certain fundamental transactions involving the Company, such as a merger or sale of substantially all of our assets, we may be required to distribute the liquidation preference then due to the holders of our Series A Preferred Stock which would reduce the amount of the distributions otherwise to be made to the holders of our common stock in connection with such transactions.
Our articles of incorporation provide that upon a merger or sale of substantially all of our assets or upon the disposition of more than 50% of our voting power, the holders of at least 60% of the preferred stock may elect to have such transaction treated as a liquidation and be entitled to receive their liquidation preference. Upon our liquidation, the holders of our preferred stock are entitled to receive a liquidation preference prior to any distribution to the holders of common stock which, as of June 30, 2022 was approximately $22.1 million.

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

Location	Approximate Monthly Base Rent	Lease Expiration	Approximate Size
Atlanta, Georgia	$21,000 - $22,000	June 2023	11,900 sq. ft.
Malvern, Pennsylvania	$57,000 - $61,000	November 2023	27,000 sq. ft.
Metairie, Louisiana*	$15,000 - $16,000	July 2024	7,800 sq. ft.
Denver, Colorado*	$45,000 - $53,000	December 2026	16,700 sq. ft.

* These office space locations are no longer utilized by the Company and have been sub-leased.
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

Except as set forth in Note 18 to the consolidated financial statements in Part II, Item 8 of this Annual Report, we are not aware of any material pending legal or governmental proceedings as of the filing date of this Annual Report to which we are party, other than routine litigation incidental to our business.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on The NASDAQ Global Market under the symbol “CTLP”. As of October 14, 2022, there were 510 holders of record of our common stock and 230 record holders of the preferred stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.
The holders of the common stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s common stock or preferred stock. No dividend may be paid on the common stock until all accumulated and unpaid dividends on the preferred stock have been paid. As of June 30, 2022, such accumulated unpaid dividends amounted to approximately $17.7 million. The preferred stock is also entitled to a liquidation preference over the common stock which equaled approximately $22.1 million as of June 30, 2022.
PERFORMANCE GRAPH
The following graph shows a comparison of the 5‑year cumulative total shareholder return for our common stock with The US Small-Cap Russell 2000® Index and the S&P 500 Information Technology Index in the United States. The graph assumes a $100 investment on June 30, 2017 in our common stock and in the Small-Cap Russell 2000® Index and the S&P 500 Information Technology Index, including reinvestment of dividends.
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
COMPARISON OF 5‑YEAR CUMULATIVE TOTAL RETURN
Among Cantaloupe, Inc., The US Small-Cap Russell 2000® Index, and The S&P 500 Information Technology Index

Five Year Total Return
300
250
200
150
100
50
Total Return per Share (in dollars)
2017
2018
2019
2020
2021
2022
Fiscal Year Ended June 30,
Cantaloupe, Inc.
S&P 500 Information Technology Index
US Small-Cap Russell 2000 Index

Total Return For:	Jun-17	Jun-18	Jun-19	Jun-20	Jun-21	Jun-22

Cantaloupe, Inc.	$100	$269	$143	$135	$228	$108
US Small-Cap Russell 2000® Index	$100	$116	$111	$102	$163	$121
S&P 500 Information Technology Index	$100	$130	$146	$196	$276	$236
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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under “Item 1A. Risk Factors.” For further discussion of the business, industry, our products and services, competitive strengths, and growth strategy, see “Item 1. Business.” Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended June 30, 2022 and June 30, 2021. Discussion of fiscal year 2021 items and the year-over year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended June 30, 2021 and June 30, 2020 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was previously filed with the SEC on September 3, 2021.
Certain prior period amounts have been reclassified to conform with current year presentation. The changes in presentation did not affect our total revenues, total costs of sales, gross profit, total operating expenses, operating loss, net loss or net loss per common share. For further information on the presentation changes, see Item 1. Financial Statements — Note 2. Accounting Policies.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Furthermore, the period to period comparison of our historical results is not necessarily indicative of the results that may be expected in the future.
OVERVIEW OF THE COMPANY
Cantaloupe, Inc., previously known as USA Technologies, Inc., is organized under the laws of the Commonwealth of Pennsylvania. We are a digital payments and software services company that provides end-to-end technology solutions for the unattended retail market. We are transforming the unattended retail world by offering a single platform for self-service commerce which includes integrated payments processing and software solutions that handle inventory management, pre-kitting, route logistics, warehouse and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, car wash, electric vehicle charging stations, commercial laundry, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.
The Company's fiscal year ends June 30. The Company generates revenue in multiple ways. During the fiscal years ended June 30, 2022 and June 30, 2021, we derived approximately 82% and 83% respectively, of our revenue from subscription and transaction fees and approximately 18% and 17%, respectively, of our revenue from equipment sales. Active Devices on our service include point of sale ("POS") electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Customers can obtain POS electronic payment devices from us in the following ways:
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
Highlights
Highlights of the Company for the fiscal year ended June 30, 2022 are below:
•Approximately 24 thousand Active Customers and 1.14 million Active Devices (as defined in Item 1. Business) connected to our service.
•In August 2021, we completed the acquisition of certain assets and liabilities of Delicious Nutritious LLC, doing business as Yoke Payments ("Yoke"), a micro market payments company. Through the acquisition, Yoke's POS platform offers self-checkout while seamlessly integrating with Cantaloupe’s inventory management and payment processing platforms. During the year, we implemented the newly enhanced Yoke Micro Market Platform upgrade that includes new features and functionality for Yoke Pay, Yoke POS, and the Yoke Portal.

•A successful rollout of the ePort Engage and ePort Engage Combo devices which began shipping during the current fiscal year. ePort Engage series is our next generation of digital touchscreen devices for the market which provides retailers the ability to captivate consumers in new ways and enables truly frictionless purchasing.
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
•The Company announced a partnership with HIVERY, a data-science company that specializes in Artificial Intelligence ("AI") technology to streamline category management for retailers in the consumer packaged goods industry. The partnership aims to provide the Company's Seed customers an enhanced merchandising technology leveraging AI and Machine Learning to improve vending machine performance. The integration was available to customers as of June 30, 2022.
•The Company expanded its machine compatibility for remote price change (RPC), a feature within the Seed suite of services that enables customers to make price changes to products at vending machines remotely. Customers started subscribing to RPC in the quarter ended June 30, 2022.
COVID-19 Update

The Company, its employees, and its customers operate in geographic locations in which its business operations and financial performance continues to be affected by the COVID-19 pandemic. While businesses, schools and other organizations re-open, which has led to increased foot-traffic to distributed assets containing our electronic payment solutions, the emergence of new strains and variants and resurgence of the virus, such as the outbreak of the Omicron variant in early calendar year 2022, have and may in the future lead to additional shutdowns and closures that impact our operations and financial results. Such impacts to our financial statements have in the past included, and may in the future include the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation for the year ended June 30, 2022. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”, "GAAP"), and they conform to general practices in our industry. The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.
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
Accounting policies currently deemed critical to our business operations and the understanding of our results of operations are listed below. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our consolidated financial statements included in this Annual Report.

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
The Company enters into arrangements with multiple performance obligations, which may include various combinations of equipment and services. Our equipment and service deliverables qualify as separate performance obligations and can be sold on a standalone basis. A deliverable constitutes a separate unit of accounting when it has standalone value and, where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within the Company’s control. For these multiple deliverable arrangements, the Company allocates revenue to the deliverables based on their relative standalone selling prices. To the extent that a deliverable is subject to specific guidance on whether and/or how to allocate the consideration in a multiple element arrangement, that deliverable is accounted for in accordance with such specific guidance. The Company limits the amount of revenue recognition for delivered items to the amount that is not contingent on the future delivery of products or services or meeting other future performance obligations.
Capitalization of internal-use software and cloud computing arrangements. We have significant expenditures associated with the technological maintenance and improvement of our network and technology offerings. These expenditures include both the cost of internal employees, who spend portions of their time on various technological projects, and the use of external temporary labor and consultants. Capitalization of internal-use software occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. We are required to assess these expenditures and make a determination as to whether the costs should be expensed as incurred or are subject to capitalization. In making these determinations, we consider the stage of the development project, the probability of successful development and if the development is resulting in increased features and functionality. In addition, if we determine that a project qualifies for capitalization, the amount of capitalization is subject to various estimates, including the amount of time spent on the development work and the cost of internal employees and external consultants. Internal-use software is included within Property and equipment, net on our Consolidated Balance Sheets and is amortized over its estimated useful life, which is typically 3 to 7 years.
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements) following the internal-use software capitalization criteria described above. Our cloud computing arrangements involve services we use to support internal corporate functions, our platforms and technology offerings. Capitalized costs relating to cloud computing arrangements are included within Prepaid expenses and other current assets or Other assets on our Consolidated Balance Sheets and are amortized on a straight-line basis over the estimated useful life, which is typically 3 to 5 years.
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
The Company has selected April 1 as its annual goodwill impairment testing date. The Company has concluded there has been no impairment of goodwill during the years ended June 30, 2022, 2021, or 2020. As of the date of our annual impairment test for fiscal year 2022, the fair value of our reporting unit exceeded its carrying value by a significant margin. Subsequent to our annual impairment test, no indicators of impairment were identified. As of June 30, 2022, if our estimate of the fair value of our reporting unit was 10% lower, no goodwill impairment would have existed.
Impairment of Long-Lived Assets. We review long-lived assets, such as finite-lived intangible assets, property and equipment and operating lease right-of-use assets for potential impairment, when there is evidence that events or changes in circumstances which indicate that the carrying value of an asset may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. If actual market value is less favorable than that estimated by management, additional write-downs may be required. We recorded an impairment charge relating to our operating lease right-of-use assets of $1.6 million for the fiscal year ended June 30, 2021. There were no material impairment charges recorded for the fiscal year ended June 30, 2022.
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
Sales tax reserve. The Company has recorded a contingent liability for sales tax, included in accrued expenses in the Consolidated Balance Sheets. On a quarterly basis, the Company accrues interest on the unpaid balance. The estimated liability is adjusted upon the payment of sales tax related to the accrual, the changes in state tax laws that may impact the accrual and the expiration of the statute of limitations for open years under review. The liability includes significant judgments and estimates that may change in the future, and the actual liability may be different from our current estimate. Changes to the sales tax reserve amount are recorded within general and administrative expenses and interest expense in the Consolidated Statements of Operations and accrued expenses in the Consolidated Balance Sheets.

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
Total Number Of Transactions and Total Dollar Volume of Transactions

Transactions are defined as electronic payment transactions that are processed by our technology-enabled solutions. Management uses Total Number of Transactions and Total Dollar Volume of Transactions to monitor recovery from the COVID-19 pandemic and to evaluate the effectiveness of our new customer strategy and ability to leverage existing customers and partners.

	As of and for the years ended
	June 30, 2022	June 30, 2021	June 30, 2020
Devices:
Active Devices (thousands)	1,137	1,094	1,079

Customers:
Active Customers	23,991	19,834	17,249

Volumes:
Total Number of Transactions (millions)	1,052.8	868.7	881.1
Total Dollar Volume of Transactions (millions)	2,286.7	1,756.6	1,729.4

Highlights for the fiscal year ended June 30, 2022 include:
•1.14 million Active Devices as of June 30, 2022 compared to 1.09 million as of June 30, 2021, an increase of approximately 43 thousand Active Devices, or 4.0%;
•23,991 Active Customers to our service as of June 30, 2022 compared to 19,834 as of June 30, 2021, an increase of 4,157 Active Customers, or 21%.
•2.3 billion in dollar volume of transactions for the year ended June 30, 2022 compared to 1.8 billion for the year ended June 30, 2021, an increase of $0.53 billion, or 30%.

FINANCIAL HIGHLIGHTS
The following tables and charts summarize our results of operations and significant changes in our financial performance for the periods presented:

Revenues and Gross Profit

	Year Ended June 30,			Percent Change
($ in thousands)	2022	2021	2020	2022 v. 2021	2021 v. 2020
Revenues:
Subscription and transaction fees	$168,850	$139,242	$133,167	21.3%	4.6%
Equipment sales	36,352	27,697	29,986	31.2%	(7.6)%
Total revenue	205,202	166,939	163,153	22.9%	2.3%

Costs of sales:
Cost of subscription and transaction fees	103,392	83,617	82,980	23.6%	0.8%
Cost of equipment sales	37,615	29,296	33,900	28.4%	(13.6)%
Total costs of sales	141,007	112,913	116,880	24.9%	(3.4)%

Gross profit:
Subscription and transaction fees	65,458	55,625	50,187	17.7%	10.8%
Equipment sales	(1,263)	(1,599)	(3,914)	21.0%	59.1%
Total gross profit	$64,195	$54,026	$46,273	18.8%	16.8%

Gross margin:
Subscription and transaction fees	38.8%	39.9%	37.7%
Equipment sales	(3.5)%	(5.8)%	(13.1)%
Total gross margin	31.3%	32.4%	28.4%
Revenues
Total revenues for the year ended June 30, 2022 was $205.2 million, consisting of $168.9 million of subscriptions and transactions fees and $36.4 million of equipment sales, compared to $166.9 million for the year ended June 30, 2021, consisting of $139.2 million of subscription and transaction fees and $27.7 million of equipment sales. The $38.3 million increase in total revenue from the prior year was attributable to a $29.6 million increase in subscription and transaction fees and a $8.7 million increase in equipment sales. The increase in subscription and transaction fees is primarily driven by increased processing volumes, with an approximately 30% increase in total dollar volumes for the year ended June 30, 2022 compared to the prior year. We are currently exceeding pre-pandemic (COVID-19) levels of processing volumes. We continue to benefit from a broader macroeconomic recovery across the United States as businesses, schools and other organizations across the country continue to maintain normal levels of operations. Increase in revenues is also attributed to continued focus of management to grow our recurring services to our customer base and a 4% in the Active Devices count compared to last year.

The increase in equipment sales relates to more equipment shipments in the current year compared to last year driven by continued upgrades by our customers from 3G to 4G network compatible devices and customers upgrading their hardware devices to the latest payment technology security standards. We expect equipment revenue to continue to be a significant contributor to our total revenues through the 3G network discontinuation date in North America through the end of the 2022 calendar year.
Costs of sales
Costs of sales increased $28.1 million for the year ended June 30, 2022 compared to the year ended June 30, 2021. The increase in costs of sales is attributed to a $19.8 million and $8.3 million increase in subscription and transaction costs and equipment costs respectively. The increase in cost of subscription and transaction fees was primarily driven by an corresponding increase in transaction processing fees. Similarly, the increase in the cost of equipment sales was driven by an increase in the volume of equipment sold during the current fiscal year.

Gross Margin
Total gross margin decreased from 32.4% for year ended June 30, 2021 compared to 31.3% for the year ended June 30, 2022.  The decrease in gross margin was primarily a result of a change in revenue mix with a higher percent of our total revenue being transaction fees, which is inherently a lower margin revenue stream. We were able to offset a portion of this decrease with an increase in our transaction fees margin by lowering costs for our payment processor and payment networks. Additionally, we have seen an increase in average price per transaction relative to the same period in the prior year, which is additive to our gross margin.
Lastly we did improve the gross margin on equipment sales driven by the rollout of the ePort Engage devices which are priced to have higher margins relative to the equipment sales last year.
Operating Expenses

	Year ended June 30,			Percent Change
Category ($ in thousands)	2022	2021	2020	2022 v. 2021	2021 v. 2020
Sales and marketing	$8,908	$6,935	$6,571	28.4%	5.5%
Technology and product development	21,877	15,935	15,094	37.3%	5.6%
General and administrative expenses	30,519	35,754	40,083	(14.6%)	(10.8%)
Investigation, proxy solicitation and restatement expenses	1,196	—	19,810	100%	(100%)
Depreciation and amortization	4,352	4,107	4,307	6.0%	(4.6%)
Total operating expenses	$66,852	$62,731	$85,865	6.6%	(26.9%)
Total operating expenses.  Operating expenses increased by $4.1 million for the year ended June 30, 2022 compared to the year ended June 30, 2021. The change is primarily attributed to a $5.9 million increase in technology and product development expenses, a $2.0 million increase in sales and marketing costs and a $1.2 million increase in investigation, proxy solicitation and restatement expenses offset by a decrease of $5.2 million in general and administrative expenses. Outside of the non-recurring investigation, proxy solicitation and restatement expenses; the change in total operating expenses reflects the Company's overall objectives to reduce general and administrative expenses and utilize savings to invest in innovative technologies and products and increase marketing spend to penetrate new and existing customers with our products and services. See further details within individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $2.0 million for the year ended June 30, 2022 compared to the year ended June 30, 2021. The change is primarily attributed to an increase of approximately $1.4 million in advertising and trade show costs. The increase in trade show costs was due to our participation in industry conventions throughout FY22, along with launching our first Cantaloupe Innovation Summit in August 2022. These events were leveraged to drive increased sales and customer retention, while showcasing the latest innovations for self-service operators. Additional spending went into lead generation activities tied to advertising in trade publications, search, and retargeting campaigns to drive increased small- and medium-business (SMB) opportunities. The increase in expenses is also attributed to a $0.4 million increase in sales and marketing employee compensation expense which comprised of headcount increases and additional sales commissions costs incurred in the current year. The increased compensation expense supports our expanding business and service offerings in the United States and internationally.

Technology and product development. Technology and product development expenses increased approximately $5.9 million for the year ended June 30, 2022 compared to the year ended June 30, 2021. The increase was driven primarily by the Company's objectives of investing in innovative technologies, specifically advancing mobile enhancements across the Seed platform (including Seed Warehouse App, Seed Driver App) and the mobile loyalty platform for consumers. Other innovations include continuous improvements and machine acceptance of remote price change, integration with HIVERY Enhance for leveraging artificial intelligence/machine learning technology and new ePort hardware devices that were launched during the year. Additional expenses in technology were incurred to further strengthen our network environment and platform by preparing and transitioning to Amazon Web Services (completed in July 2022), which will provide our customers greater stability, reliability, and overall higher performance on processing transactions and transmitting data.

General and administrative expenses. General and administrative expenses decreased approximately $5.2 million for the year ended June 30, 2022 compared to the year ended June 30, 2021. The decrease in general and administrative expenses was primarily driven by a $5.4 million decrease in professional fees due to reduced reliance on external consultants who previously supported the Company’s accounting, financial reporting and legal functions, a $1.6 million change relating to the network incident in the prior year, a $1.6 million lease impairment charge in the prior year, a $1.9 million decrease in stock compensation, partially offset by a $0.9 million increase in salary and bonuses, an increase in bad debt expense of approximately $2.1 million, a $0.9 million change in sales tax reserve and an increase in travel and expense costs of $0.6 million during the current year.
Investigation, proxy solicitation and restatement expenses. In fiscal year 2019, the Audit Committee, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of then-current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements. Additionally, in fiscal year 2019, significant financial reporting issues were identified which were unrelated to the internal investigation and which resulted in further adjustments to the Company’s previously issued or prior fiscal years’ unissued financial statements. As a result of the findings, the Company restated its consolidated financial statements as of and for the fiscal year 2017 and our unaudited consolidated financial statements for the quarterly periods ended September 30, 2016, December 31, 2016, March 31, 2017, September 30, 2017, December 31, 2017, and March 31, 2018.
Investigation, proxy solicitation and restatement expenses were incurred primarily in fiscal year 2020 and 2019 in connection with the 2019 Investigation and the restatements of previously filed financial statements, bank consents, the remediation of deficiencies in our internal control over financial reporting, the proxy solicitation, and professional services fees to assist with accounting and compliance activities in fiscal year 2020 following the filing of the 2019 Form 10-K.
The Company did not incur any material investigation, proxy solicitation and restatement expenses for the year ended June 30, 2021. For the fiscal year ended June 30, 2022, the Company and former officers incurred additional legal charges primarily relating to responding to inquiries from the U.S. Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) in regards to the 2019 Investigation. See Note 18 to the consolidated financial statements in Part II, Item 8 of this Annual Report for further information on the above mentioned matters.
Depreciation and amortization. Depreciation and amortization expense was predominantly consistent for the fiscal years ended June 30, 2022 and June 30, 2021.
Other income (expense), Net

	Year ended June 30,			Percent Change
Category ($ in thousands)	2022	2021	2020	2022 v. 2021	2021 v. 2020
Other income (expense):
Interest income	$1,884	$1,159	$1,595	62.6%	(27.3%)
Interest expense	$(524)	$(4,013)	$(2,597)	(86.9%)	54.5%
Other income (expense)	(220)	3,224	—	100.0%	NM
Total other income (expense), net	$1,140	$370	$(1,002)	208.1%	(136.9%)
____________
NM — not meaningful
Other income (expense), Net
Total other income (expense), net for the fiscal year ended June 30, 2022 was $1.1 million, compared to $0.4 million for the fiscal year ended June 30, 2021. The $0.7 million increase in Other income (expense), net from the prior fiscal year was primarily attributable to a $0.7 million increase in interest income, a $3.5 million decrease in Interest expense offset by a $(3.4) million decrease in Other income.
Interest income. The increase in interest income is primarily driven by a larger finance receivables amount on our balance sheet as of June 30, 2022 compared to June 30, 2021 and June 30, 2020.
Interest expense. The higher interest expense for the for the fiscal year ended June 30, 2021 was primarily related to the recognition of the remaining balance of unamortized debt issuance costs and debt discount associated with the senior secured term loan facility with Antara Capital Master Fund LP of $2.6 million into interest expense, when the Antara Term Facility was fully repaid and terminated. The remaining reduction in interest expense was mainly due to a $0.8 million change in the interest component of the sales tax reserve in fiscal year 2022 compared to the fiscal year 2021. The change in the sales tax reserve was driven by the expiration of statute of limitations and other factors considered by management while establishing the reserve.

Other income (expense): The higher other income for the fiscal year ended June 30, 2021 was primarily attributed to Company receiving notification from the Small Business Administration that the $3.1 million Paycheck Protection Program loan and related accrued interest were forgiven in full. The Company recorded the forgiveness as a gain on debt extinguishment in our consolidated financial statements resulting in the increase in Other Income for the fiscal year ended June 30, 2021.
Non-GAAP Financial Measures - Adjusted EBITDA
"Adjusted EBITDA” (as defined is a non-GAAP financial measure which is not required by or defined under GAAP. We use this non-GAAP financial measure for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that this non-GAAP financial measure provides useful information about our operating results, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to metrics used by our management in its financial and operational decision making. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including our net income or net loss or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with our net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of our profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, we utilize Adjusted EBITDA as a metric in our executive officer and management incentive compensation plans.
We define Adjusted EBITDA as U.S. GAAP net loss before (i) interest income (ii) interest expense on debt and reserves (iii) income tax expense (iv) depreciation (v) amortization (vi) stock-based compensation expense (vii) fees and charges that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs that are not indicative of our core operations and (viii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations including asset impairment charges and gain on extinguishment of debt.

Below is a reconciliation of U.S. GAAP net loss to Adjusted EBITDA for the fiscal years ended June 30, 2022, 2021, and 2020:

	Year ended June 30,
($ in thousands)	2022	2021	2020

Net loss	$(1,703)	$(8,705)	$(40,595)
Less: interest income	(1,884)	(1,159)	(1,595)
Plus: interest expense	524	4,013	2,597
Plus: income tax provision	186	370	1
Plus: depreciation expense included in cost of sales for rentals	973	1,404	2,711
Plus: depreciation and amortization expense in operating expenses	4,352	4,107	4,307
EBITDA	2,448	30	(32,574)
Plus: stock-based compensation (a)	6,248	9,075	3,029
Plus: investigation, proxy solicitation and restatement expenses (b)	1,196	—	19,810
Plus: asset impairment charge (c)	—	1,578	—
Less: gain on extinguishment of debt (d)	—	(3,065)	—
Adjustments to EBITDA	7,444	7,588	22,839
Adjusted EBITDA	$9,892	$7,618	$(9,735)
(a) As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b) As an adjustment to EBITDA, we have excluded the fees incurred in connection with the costs and expenses related to the 2019 Investigation, financial statement restatement activities, and proxy solicitation costs because we believe that they represent charges that are not related to our core operations.
(c) As an adjustment to EBITDA, we have excluded the non-cash impairment charges related to long-lived operating lease right-of-use assets because we believe that these do not represent charges that are related to our core operations.
(d) As an adjustment to EBITDA, we have excluded the one-time gain related to the forgiveness of our PPP loan.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $68.1 million as of June 30, 2022; (2) the cash that may be provided by operating activities; and (3) up to $15 million available to be drawn on the Amended Revolving Facility (defined below) with JPMorgan Chase Bank, N.A. (4) up to an additional $10 million available through March 2023 to be drawn on the Amended Secured Term Facility (defined below) with JPMorgan Chase Bank, N.A.
During the year ended June 30, 2022, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. which provides for a $15 million secured revolving credit facility (the “Amended Revolving Facility”) and a $25 million secured term facility (the “Amended Secured Term Facility” and together with the Amended Revolving Facility, the “Amended JPMorgan Credit Facility”), and fully replaces our previous 2021 JPMorgan Credit Facility. For additional discussion on the amended credit facility see Note 11 to our Consolidated Financial Statements.
The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $14.7 million in the aggregate as of June 30, 2022. The Company continues to evaluate these liabilities and the amount and timing of any such payments.
The Company believes that its current financial resources will be sufficient to fund its current twelve-month operating budget from the date of issuance of these consolidated financial statements.
Below are charts that reflect our cash liquidity and outstanding debt for the years ended June 30, 2022, 2021, and 2020.
Cash Flows
See Consolidated Statements of Cash Flows in Item 8 of this Annual Report for details on the changes in cash and cash equivalents classified by operating, investing and financing activities during our respective reporting periods.

Net cash provided by (used in) operating activities
Cash used in operating activities was $8.7 million for the year ended June 30, 2022 compared to cash provided by operating activities of $8.2 million for the year ended June 30, 2021. The $8.7 million cash used in operating activities reflects our net loss of $1.7 million, $22.5 million utilized by changes in working capital accounts offset by $15.5 million in non-cash operating charges.
Cash utilized by working capital accounts of approximately $22 million was principally a function of a $14.1 million increase in inventory, $13.6 million increase in accounts receivable, $4.3 million increase in prepaids and other assets, offset by an increase of $12.2 million to accounts payable and accrued expenses. Increase in inventory is driven by increased equipment sales as well as strategic planning to mitigate potential supply chain disruptions. The Company has increased inventory on hand in order to efficiently fulfill orders as they are placed and as we anticipate orders for customers who are continuing to upgrade 3G devices to 4G as the 3G network sunset date approaches near the end of calendar year 2022. Increase in cash utilized by accounts receivable of was as a result of increased sales and processing volumes during fiscal year 2022; offset by an increase in accounts payable and accrued expenses which was comprised of funds owed to customers as a result of larger processing volumes in fiscal year 2022.
Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, and amortization of our intangible assets.
Net cash used in investing activities
Cash used in investing activities was $12.2 million for the year ended June 30, 2022 compared to cash used of $1.8 million in the same period in the prior year. Increase in cash used is due to the cash paid for the Yoke acquisition of $3 million and $9.3 million for increased property and equipment balances driven primarily by the Company's continued focus on investing in innovative technologies and products.
Cash used in investing activities was $1.8 million for the year ended June 30, 2021 which was primarily used to increase property and equipment.
Net cash provided by financing activities
Cash provided by financing activities was $0.9 million for the year ended June 30, 2022 compared to cash provided of $50.1 million in the prior year. During the prior fiscal year, the Company raised $52.4 million of proceeds (net of issuance costs) through a private placement transaction with respect to the sale of an aggregate of 5,730,000 shares of the Company’s common stock to accredited investors (described below). The Company paid $1.2 million as a prepayment penalty and commitment termination fee to Antara as part of the repayment of the 2020 Antara Term Facility and paid $0.5 million of debt issuance costs as a result of entering into the 2021 JPMorgan Credit Facility.

CONTRACTUAL OBLIGATIONS
As of June 30, 2022, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments Due by Fiscal Year
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt and financing obligations (a)	$17,789	$809	$2,436	$14,544	$—
Operating lease obligations (b)	4,387	1,758	1,736	893	—
Purchase obligations (c)	21,450	12,200	9,250	—	—
Total contractual obligations	$43,626	$14,767	$13,422	$15,437	$—
(a)    Our debt and financing obligations include both principal and interest obligations. As of June 30, 2022, an interest rate of 5% was used to compute the amount of the contractual obligations for interest on the Amended JPMorgan Credit Agreement. See Note 11 to the consolidated financial statements for further information.
(b)    Operating lease obligations represent our undiscounted operating lease liabilities as of June 30, 2022. See Note 3 to the consolidated financial statements for further information.
(c)    Purchase obligations primarily represent firm commitments to purchase inventory. See Note 18 to the consolidated financial statements for further information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2022 we are exposed to market risk related to changes in interest rates on our outstanding borrowings. On March 17, 2022, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. which provides for a $15 million secured revolving credit facility (the “Amended Revolving Facility”) and a $25 million secured term facility (the “Amended Secured Term Facility” and together with the Amended Revolving Facility, the “Amended JPMorgan Credit Facility”), and fully replaces our previous 2021 JPMorgan Credit Facility. The Amended JPMorgan Credit Facility has a four year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans; provided that until June 30, 2022 the applicable margin shall be 2.75% for base rate loans and 3.75% for SOFR loans. An increase of 100 basis points in SOFR Rate would not have a material impact on our interest expense or consolidated financial statements.

We are also exposed to market risk related to changes in interest rates on our cash investments. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of June 30, 2022.

Item 8. Financial Statements and Supplementary Data.
CANTALOUPE, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cantaloupe, Inc.
Malvern, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cantaloupe, Inc. (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated October 19, 2022 expressed an adverse opinion thereon.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Identification of Performance Obligations

As described in Notes 2 and 4 to the consolidated financial statements, the Company recognized consolidated revenues for the year ended June 30, 2022 of $205 million. The Company sells or leases point-of-sale devices (hardware) and provides an end-to-end payment solution, which integrates hardware, software, and payment processing in the unattended retail market. The Company’s contracts with customers may have multiple performance obligations, which requires management to make certain estimates and assumptions about the nature and extent of those performance obligations. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, which maybe at a point in time, or over time.

We identified revenue recognition, specifically related to management’s identification of the performance obligations within its customer contracts, as a critical audit matter. The principal considerations for our determination included the volume of the Company’s contracts and variability within those contracts that may contain multiple products and services, together with the significant judgment involved in management’s identification of performance obligations. Auditing these elements was especially challenging due to the extent of audit effort and the degree of auditor judgment required to address these matters.

The primary procedures we performed to address this critical audit matter included:
•Testing a sample of revenue contracts by obtaining and evaluating underlying source documents relevant to revenue recognition. For those selected contracts, evaluating management’s identification of the performance obligations, including consideration of terms and conditions that may give rise to a material right.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.
Richmond, Virginia
October 19, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cantaloupe, Inc.
Malvern, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Cantaloupe, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as “the financial statements”) and our report dated October 19, 2022 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to management’s failure to design and maintain effective controls over financial reporting, specifically related to (1) entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements, including insufficient identification and assessment of risks impacting the design, implementation, and operating effectiveness of internal controls over financial reporting, and insufficient evaluation and determination as to whether the components of internal control were present and functioning based upon evidence maintained for activity level controls, including management review controls, across substantially all of the Company’s financial statement areas; (2) effective information technology controls related to user access, program change management, and segregation of duties for systems supporting the Company’s accounting and reporting processes, and controls necessary to validate the completeness and accuracy of key reports used within activity level controls across substantially all financial statement areas; and (3) controls over recorded revenue and related accounts, including controls over the appropriate identification of performance obligations within customer contracts, allocation of transaction price to those performance obligations, identification of transactions requiring gross presentation, input of executed contract terms into the Company's information systems that perform revenue recognition, including the completeness and accuracy for reports used in the operation of controls over revenue recognition.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated October 19, 2022 on those financial statements.

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

/s/ BDO USA, LLP

Richmond, Virginia
October 19, 2022

Cantaloupe, Inc.
Consolidated Balance Sheets

	As of June 30,
($ in thousands, except share data)	2022	2021

Assets
Current assets:
Cash and cash equivalents	$68,125	$88,136
Accounts receivable, net	37,695	27,470
Finance receivables, net	6,721	7,967
Inventory, net	19,754	5,292
Prepaid expenses and other current assets	4,285	2,414
Total current assets	136,580	131,279

Non-current assets:
Finance receivables due after one year, net	14,727	11,632
Property and equipment, net	12,784	5,570
Operating lease assets	2,370	3,049
Intangibles, net	17,947	19,992
Goodwill	66,656	63,945
Other assets	4,568	2,205
Total non-current assets	119,052	106,393

Total assets	$255,632	$237,672

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$48,440	$36,775
Accrued expenses	28,154	26,460
Current obligations under long-term debt	692	675
Deferred revenue	1,893	1,763
Total current liabilities	79,179	65,673

Long-term liabilities:
Deferred income taxes	186	179
Long-term debt, less current portion	13,930	13,644
Operating lease liabilities, non-current	2,366	3,645
Total long-term liabilities	16,482	17,468

Total liabilities	$95,661	$83,141
Commitments and contingencies (Note 18)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $22,115 and $21,447 at June 30, 2022 and 2021, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized	—	—
Common stock, no par value, 640,000,000 shares authorized, 71,188,053 and 71,258,047 shares issued and outstanding at June 30, 2022 and 2021, respectively	469,918	462,775
Accumulated deficit	(313,085)	(311,382)
Total shareholders’ equity	156,833	151,393
Total liabilities, convertible preferred stock and shareholders’ equity	$255,632	$237,672
See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Operations

	Year ended June 30,
($ in thousands, except shares and per share data)	2022	2021	2020

Revenues:
Subscription and transaction fees	$168,850	$139,242	$133,167
Equipment sales	36,352	27,697	29,986
Total revenues	205,202	166,939	163,153

Costs of sales:
Cost of subscription and transaction fees	103,392	83,617	82,980
Cost of equipment sales	37,615	29,296	33,900
Total costs of sales	141,007	112,913	116,880

Gross profit	64,195	54,026	46,273

Operating expenses:
Sales and marketing	8,908	6,935	6,571
Technology and product development	21,877	15,935	15,094
General and administrative	30,519	35,754	40,083
Investigation, proxy solicitation and restatement expenses	1,196	—	19,810
Depreciation and amortization	4,352	4,107	4,307
Total operating expenses	66,852	62,731	85,865

Operating loss	(2,657)	(8,705)	(39,592)

Other income (expense):
Interest income	1,884	1,159	1,595
Interest expense	(524)	(4,013)	(2,597)
Other income (expense)	(220)	3,224	—
Total other income (expense), net	1,140	370	(1,002)

Loss before income taxes	(1,517)	(8,335)	(40,594)
Provision for income taxes	(186)	(370)	(1)

Net loss	(1,703)	(8,705)	(40,595)
Preferred dividends	(668)	(668)	(668)
Net loss applicable to common shares	$(2,371)	$(9,373)	$(41,263)

Net loss per common share
Basic and diluted	$(0.03)	$(0.14)	$(0.66)
Weighted average number of common shares outstanding used to compute net loss per share applicable to common shares
Basic and diluted	71,091,790	67,002,438	62,980,193

See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2019	60,008,481	$376,853	$(262,430)	$114,423

Stock-based compensation and exercises (net)	752,808	3,110	—	3,110
Issuance of common stock in relation to private placement, net of offering costs incurred of $1,102	3,800,000	16,777	—	16,777
Issuance of common stock to Hudson Executive Capital LP	635,593	4,500	—	4,500
Net loss	—	—	(40,595)	(40,595)
Balance, June 30, 2020	65,196,882	$401,240	$(303,025)	$98,215
Impact of adoption of ASC 326	—	—	348	348
Stock-based compensation and exercises (net)	319,011	9,145	—	9,145
Issuance of common stock in relation to private placement, net of offering costs incurred of $2,618	5,730,000	52,390	—	52,390
Exercise of warrants	12,154	—	—	—
Net loss	—	—	(8,705)	(8,705)
Balance, June 30, 2021	71,258,047	462,775	(311,382)	151,393

Stock-based compensation and exercises (net)	249,829	7,143	—	7,143
Retirement of stock	(319,823)	—	—	—
Net loss	—	—	(1,703)	(1,703)
Balance, June 30, 2022	71,188,053	469,918	(313,085)	156,833

See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30,
($ in thousands)	2022	2021	2020

Cash flows from operating activities:
Net loss	$(1,703)	$(8,705)	$(40,595)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	6,248	9,075	3,029
Amortization of debt issuance costs and discounts	148	2,735	1,283
Reimbursement of shareholder proxy solicitation costs	—	—	4,500
Provision for expected losses	3,471	1,236	2,958
Provision for inventory reserve	(397)	693	681
Depreciation and amortization included in operating expenses	4,352	4,107	4,307
Depreciation included in cost of sales for rental equipment	973	1,405	2,710
Property and equipment write-off	—	1,658	—
Gain on extinguishment of debt	—	(3,065)	—
Operating lease right-of-use asset impairment	—	1,578	—
Other	686	1,104	2,103
Changes in operating assets and liabilities:
Accounts receivable	(13,649)	(10,126)	1,818
Finance receivables	(1,884)	(1,877)	547
Inventory	(14,064)	3,142	1,463
Prepaid expenses and other assets	(4,262)	(847)	(563)
Accounts payable and accrued expenses	12,153	7,013	2,988
Operating lease liabilities	(907)	(1,014)	(1,384)
Deferred revenue	130	65	16
Net cash (used in) provided by operating activities	(8,705)	8,177	(14,139)

Cash flows from investing activities:
Purchase of property and equipment	(9,260)	(1,838)	(2,538)
Cash paid for acquisition	(2,966)	—	—
Proceeds from sale of property and equipment	—	10	44
Net cash used in investing activities	(12,226)	(1,828)	(2,494)

Cash flows from financing activities:
Proceeds from long-term debt issuance by Antara, net of issuance costs paid to Antara	—	—	14,248
Proceeds from equity issuance by Antara, net of issuance costs paid to Antara	—	—	17,879
Proceeds from PPP Loan	—	—	3,065
Payment of third-party debt issuance costs	(107)	—	(1,980)
Proceeds from long-term debt issuance by JPMorgan Chase Bank, N.A., net of debt issuance costs	738	14,550	—
Repayment of long-term debt	(606)	(15,744)	(2,522)
Proceeds from (repayments of) Revolving Credit Facility	—	—	(10,000)
Proceeds from private placement	—	55,008	—
Payment of equity issuance costs	—	(2,618)	—
Payment of Antara prepayment penalty and commitment termination fee	—	(1,200)	—
Proceeds from exercise of common stock options	895	78	192
Net cash provided by financing activities	920	50,074	20,882

Net (decrease) increase in cash and cash equivalents	(20,011)	56,423	4,249
Cash and cash equivalents at beginning of year	88,136	31,713	27,464
Cash and cash equivalents at end of year	$68,125	$88,136	$31,713

Supplemental disclosures of cash flow information:
Interest paid in cash	$755	$1,055	$1,314

See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Notes to Consolidated Financial Statements
1. BUSINESS

Cantaloupe, Inc., previously known as USA Technologies, Inc., is organized under the laws of the Commonwealth of Pennsylvania. We are a digital payments and software services company that provides end-to-end technology solutions for the unattended retail market. We are transforming the unattended retail world by offering a single platform for self-service commerce which includes integrated payments processing and software solutions that handle inventory management, pre-kitting, route logistics, warehouse and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, car wash, electric vehicle charging stations, commercial laundry, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.

Impact of COVID-19

The Company, its employees, and its customers operate in geographic locations in which its business operations and financial performance continues to be affected by the COVID-19 pandemic. While businesses, schools and other organizations re-open, which has led to increased foot-traffic to distributed assets containing our electronic payment solutions, the emergence of new strains and variants and resurgence of the virus, such as the outbreak of the Omicron variant in early calendar year 2022, have and may in the future lead to additional shutdowns and closures that impact our operations and financial results. Such impacts to our financial statements have in the past included, and may in the future include the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation for the year ended June 30, 2022. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

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
BASIS OF PRESENTATION AND PREPARATION
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.
The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.
Consolidated Statements of Operations: operating expenses presentation

Beginning in fiscal year 2022, the Company revised its presentation of operating expenses within its Consolidated Statements of Operations by disaggregating the previously disclosed Selling, general, and administrative costs into Sales and marketing,

Technology and product development, and General and administrative costs. The updated presentation is intended to provide additional transparency to the readers of the financial statements and better align the Company’s financial performance with how management views and monitors business operations and makes strategic decisions. Prior period amounts for fiscal year 2021 and 2020 have been reclassified to conform with current year presentation.

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
Consolidated Statements of Operations: updated caption

Beginning in fiscal year 2022, the Company revised the previously reported revenue caption of License and transaction fees to Subscription and transaction fees within its Consolidated Statements of Operations to provide a more accurate description of the revenue stream and align with commonly used terminology by industry participants. No changes were made to the revenue recognition accounting policies or previously reported amounts included within the Company’s June 30, 2021 Annual Report on Form 10-K.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates these estimates on an ongoing basis.
Estimates, judgments, and assumptions in these consolidated financial statement include, but are not limited to, those related to revenue recognition, capitalization of internal-use software and cloud computing arrangements, evaluation of goodwill and long-lived assets impairment, allowances for accounts and finance receivables, inventory reserves, loss contingencies, income taxes, deferred income tax assets and liabilities, and sales tax reserve.
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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable include amounts due to the Company for sales of equipment, other amounts due from customers, merchant service receivables, contract manufacturers, and unbilled amounts due from customers, net of the allowance for uncollectible accounts. The Company maintains an allowance for doubtful accounts for losses resulting from the inability of its customers to make required payments, including from a shortfall in the customer transaction fund flow from which the Company would normally collect amounts due. The provision for doubtful accounts relating to Accounts receivable balances is recorded within general and administrative expenses in the Consolidated Statements of Operations.
The allowance is calculated under an expected loss model. We estimate our allowance using an aging analysis of the receivables balances, primarily based on historical loss experience, as there have been no significant changes in the mix or risk characteristics of the receivable revenue streams used to calculate historical loss rates. We also take into consideration that receivables for monthly service fees that are collected as part of the flow of funds from our transaction processing service have a lower risk profile than receivables for equipment and service fees billed under the Company’s standard payment terms of 30 to 60 days from invoice issuance, and adjust our aging analysis to incorporate those risk assessments. Accounts receivables are considered past due if the invoices are not collected based on the respective standard payment terms as agreed to with the customers.
Current conditions are analyzed at each measurement date as we reassess whether our receivables continue to exhibit similar risk characteristics as the prior measurement date, and determine if the reserve calculation needs to be adjusted for new developments, such as a customer’s inability to meet its financial obligations. Lastly, we also factor reasonable and supportable economic expectations into our allowance estimate for the asset’s entire expected life.
The Company writes off receivable balances against the allowance for doubtful accounts when management determines the balance is uncollectible and the Company ceases collection efforts. For the year ended June 30, 2022, the Company experienced increased write-offs compared to the year ended June 30, 2021, as management determined collection of older aged accounts receivable balances was not probable. These older aged accounts receivables balances were predominantly reserved for already as part of the Company's allowance for doubtful accounts estimate.
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
FINANCE RECEIVABLES
The Company offers extended payment terms to certain customers for equipment sales under its Quick Start Program. Agreements under the Quick Start Program are accounted for as sales-type leases. Accordingly, the discounted future minimum lease payments are classified as finance receivables in the Company’s Consolidated Balance Sheets. Finance receivables or Quick Start leases are generally for a sixty month term. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

Finance receivables are carried at their contractual amount net of allowance for doubtful accounts. On July 1, 2020, we adopted Topic 326. The effects of implementation of this standard is discussed below under "Measurement of Credits Losses on Financial Instruments". The provision for doubtful accounts relating to Finance receivables is recorded within general and administrative expenses in the Consolidated Statements of Operations.
The allowance is calculated under an expected loss model. We estimate our allowance utilizing historical experience of payment performance, current conditions of the customer, and reasonable and supportable economic forecasts of collectability for the asset’s entire expected life, which is generally a sixty month term for finance receivables. Historical loss experience is utilized as there have been no significant changes in the mix or risk characteristics of the receivable revenue streams used to calculate historical loss rates. Current conditions are analyzed at each measurement date to reassess whether our receivables continue to exhibit similar risk characteristics as the prior measurement date, and determine if the reserve calculation needs to be adjusted for new developments, such as a customer’s inability to meet its financial obligations. Finance receivables are charged off against the allowance for credit losses when management determines that the finance receivables are uncollectible and the Company ceases collection efforts.

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
The Company establishes allowances for slow-moving inventory based upon quality considerations and assumptions about future demand and market conditions. The allowance is recorded within Cost of equipment sales in our Consolidated Statements of Operations. The inventory reserve was $2.5 million and $3.5 million for the years ended June 30, 2022 and 2021, respectively.
PROPERTY AND EQUIPMENT, NET
Property and equipment are recorded at either cost or, in the instance of an acquisition, the estimated fair value on the date of the acquisition, and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term. Depreciation expense on our property and equipment, excluding property and equipment used for rentals, is included in “Depreciation and amortization” in the Consolidated Statements of Operations. Depreciation expense on our property and equipment used for rentals is included in “Cost of Subscription and transaction fees” in the Consolidated Statements of Operations. Additions and improvements that extend the estimated lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred.
GOODWILL
The Company’s goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. Goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. We test goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that impairment may have occurred. Goodwill is reviewed for impairment utilizing either a qualitative or a quantitative goodwill impairment test. When we perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. An impairment charge is recognized for the amount by which, if any, the carrying value exceeds the reporting unit’s fair value. However, the loss recognized cannot exceed the reporting unit’s goodwill balance.
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
The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill during the years ended June 30, 2022, 2021, or 2020. Subsequent to our annual impairment test, no indicators of impairment were identified.
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
There were no indefinite-lived intangible assets at June 30, 2022 or 2021.

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
The Company has concluded that the carrying amount of intangible assets is recoverable as of June 30, 2022 and 2021. The Company recorded an impairment charge relating to our right-of-use assets of $1.6 million for the year ended June 30, 2021.
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
CONCENTRATION OF RISKS
Concentration of revenue with customers subject the Company to operating risks. Approximately 14%, 16% and 16% of the Company’s revenue for the years ended June 30, 2022, 2021 and 2020, respectively, were concentrated with one customer. The Company’s customers are principally located in the United States.
Accounts receivable from one single contract manufacturer represented 16% and 5% of accounts receivables, net of allowance, as of June 30, 2022 and 2021, respectively.
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

The Company’s business model is to act as the Merchant of Record for its sellers. We provide cashless vending payment services in exchange for monthly service fees, in addition to collecting usage-based consideration for completed transactions. The contracts we enter into with third-party suppliers provide us with the right to access and direct their services when processing a transaction. The Company combines the services provided by third-party suppliers to enable customers to accept cashless payment transactions, indicating that it controls all inputs in directing their use to create the combined service. Additionally, the Company sells cashless payment devices (e.g., e-Ports, Seed), which are either directly sold or leased through the Company's QuickStart or Cantaloupe ONE programs.
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
Equipment sales represent a separate performance obligation, the majority of which is satisfied at a point in time through outright sales or sales-type leases when the equipment is delivered to the customer. Revenues related to Cantaloupe ONE equipment are recognized over time as the customer obtains the right to use the equipment through an operating lease. Clients are billed for equipment sales on a monthly basis, with payment due based on the Company’s standard payment terms which is typically within 30 to 60 days of invoice issuance.
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
Contract Costs
The Company incurs costs to obtain contracts with customers, primarily in the form of commissions to sales employees. The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if it expects to recover these costs. The Company currently does not incur material costs to fulfill its obligations under a contract once it is obtained but before transferring goods or services to the customer. Contract costs are amortized on a systematic basis consistent with the transfer to the customer of the goods or services to which the asset relates. A straight-line or proportional amortization method is used depending upon which method best depicts the pattern of transfer of the goods or services to the customer. The Company’s contracts frequently contain performance obligations satisfied at a point in time and overtime. In these instances, the Company amortizes the contract costs proportionally with the timing and pattern of revenue recognition. Amortization of costs to obtain a contract are included within sales and marketing expenses within the Consolidated Statements of Operations. In addition, these contract costs are evaluated for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs.
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
Revenue from the sale of QuickStart lease of equipment is recognized when equipment is shipped to the customer. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. Subscription fees for access to the Company’s devices and network services are recognized on a monthly basis. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for subscription and transaction fee refunds on a monthly basis.

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

Equipment Rental
The Company offers its customers a rental program for its hardware devices, Cantaloupe ONE platform. Cantaloupe ONE terms are 36 months rental agreements that transition to month-to-month agreements after the initial subscription commitment period. In accordance with ASC 842, “Leases”, the Company classifies the rental agreements as operating leases, with service fee revenue related to the leases included in subscription and transaction fees in the Consolidated Statements of Operations. Costs for the Cantaloupe ONE revenue, which consist of depreciation expense on the Cantaloupe ONE equipment, are included in cost of services in the Consolidated Statements of Operations. Equipment utilized by the Cantaloupe ONE program is included in property and equipment, net on the Consolidated Balance Sheets.
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
The Company reviews its ROU assets for events or changes in circumstances that may indicate that the carrying amount of such assets may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of an ROU exceeds its net realizable value, the asset will be written down to its fair value. The Company recorded a right-of-use asset impairment charge relating to optimizing its corporate real estate footprint of $1.6 million for the year ended June 30, 2021. The Company did not recognize an impairment charge related to the right-of-use assets for the year ended June 30, 2022.
Lessor Accounting
The Company offers its customers financing for the lease of our POS electronic payment devices through our QuickStart program. We account for these transactions as sales-type leases. Our sales-type leases generally have a non-cancellable term of 60 months. Certain leases contain an end-of-term purchase option that is generally insignificant and is reasonably certain to be exercised by the lessee. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases, typically our Cantaloupe ONE rental program. Cantaloupe ONE agreements are 36-month rental agreements that transition to month-to-month agreements after the initial subscription commitment period.

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

Lessor consideration is allocated between lease components and the non-lease components using the requirements under Topic 606. Revenue from sales-type leases is recognized upon shipment to the customer and the interest portion is deferred and recognized as earned. The revenues related to the sales-type leases are included in Equipment sales in the Consolidated Statements of Operations and a portion of the lease payments as interest income. Revenue from operating leases is recognized ratably over the applicable service period with service fee revenue related to the leases included in Subscription and transaction fees in the Consolidated Statements of Operations.
SHIPPING AND HANDLING
Shipping and handling fees billed to our customers in connection with sales are recorded as revenue. The costs incurred for shipping and handling of our product are recorded as cost of equipment.
RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses are expensed as incurred and primarily consist of personnel, contractors and product development costs. Research and development expenses, which are included within the technology and product development expenses and general and administrative expenses in the Consolidated Statements of Operations, were approximately $3.5 million, $3.9 million and $3.8 million, for the fiscal years ended June 30, 2022, 2021, and 2020, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.
CAPITALIZATION OF INTERNAL-USE SOFTWARE AND CLOUD COMPUTING ARRANGEMENTS

We have significant expenditures associated with the technological maintenance and improvement of our network and technology offerings. These expenditures include both the cost of internal employees, who spend portions of their time on various technological projects, and the use of external temporary labor and consultants. Capitalization of internal-use software occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. We are required to assess these expenditures and make a determination as to whether the costs should be expensed as incurred or are subject to capitalization. In making these determinations, we consider the stage of the development project, the probability of successful development and if the development is resulting in increased features and functionality. In addition, if we determine that a project qualifies for capitalization, the amount of capitalization is subject to various estimates, including the amount of time spent on the development work and the cost of internal employees and external consultants. Internal-use software is included within Property and equipment, net on our Consolidated Balance Sheets and is amortized over its estimated useful life, which is typically 3 to 7 years.

We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements) following the internal-use software capitalization criteria described above. Our cloud computing arrangements involve services we use to support internal corporate functions, our platforms and technology offerings. Capitalized costs relating to cloud computing arrangements are included within Prepaid expenses and other current assets or Other assets on our Consolidated Balance Sheets and are amortized on a straight-line basis over the estimated useful life, which is typically 3 to 5 years.
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
These costs are recorded within operating expenses in the Consolidated Statements of Operations.

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

If the assessment of a contingency indicates it is probable that a loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. Expected legal costs associated with assessing or potentially settling a contingent liability are expensed as incurred.
SALES TAX RESERVE
The Company has recorded a contingent liability for sales tax, included in accrued expenses in the Consolidated Balance Sheets. On a quarterly basis, the Company accrues interest on the unpaid balance. The estimated liability is adjusted upon the payment of sales tax related to the accrual, the changes in state tax laws that may impact the accrual and the expiration of the statute of limitations for open years under review. The liability includes significant judgments and estimates that may change in the future, and the actual liability may be different from our current estimate. Future changes to the sales tax reserve amount will be recorded within general and administrative expenses and interest expense in the Consolidated Statements of Operations and accrued expenses in the Consolidated Balance Sheets.
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
Tax positions must meet a “more-likely-than-not” recognition threshold to be recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions within general and administrative expenses in the Consolidated Statements of Operations. Interest and penalties related to uncertain tax positions incurred during the fiscal years ended June 30, 2022, 2021, and 2020 were immaterial.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years ended June 30, 2017 through June 30, 2021 remain open to examination by taxing jurisdictions to which the Company is subject.  While the statute of limitations has expired for years prior to the year ended June 30, 2017, changes in reported losses for those years are examinable by tax authorities to the extent that operating loss carryforwards from those prior years impact upon taxable income in current years. As of June 30, 2022, the Company did not have any income tax examinations in process.
EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effects of common stock equivalents unless the effects of such common stock equivalents are anti-dilutive. For the years ended June 30, 2022, 2021 and 2020, no effect for common stock equivalents was considered in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.

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

The following table represents the impact of adoption of Topic 326 and a roll forward of the allowance for doubtful accounts for accounts and finance receivables for the years ending June 30, 2022 and 2021:

	Year ended June 30,
	2022		2021
($ in thousands)	Accounts Receivable	Finance Receivable	Accounts Receivable	Finance Receivable
Balance, beginning of period	$7,715	$1,109	$8,777	$150
Impact of adoption of Topic 326	—	—	(757)	409
Provision for expected losses	3,435	36	686	550
Write-offs	(1,822)	(385)	(991)	—
Balance, end of period	$9,328	$760	$7,715	$1,109

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

On July 1, 2021, the Company adopted ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. The adoption of this accounting standard did not materially impact the Company’s consolidated financial statements.

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

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020 and January 2021, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform: Scope”, respectively. Together, the ASUs provide temporary optional expedients and exceptions for applying U.S. GAAP guidance on contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These optional expedients and exceptions are effective beginning March 12, 2020 through December 31, 2022 and adoption is permitted at any time in the effective period. The Company is currently evaluating and assessing the impact these accounting standards will have on its consolidated financial statements and related disclosures and if it will elect these optional standards.

Lessor Classification

In July 2021, the FASB issued ASU 2021-05, “Lessors – Certain Leases with Variable Lease Payments” which requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning July 1, 2022. The Company has evaluated the impact of this accounting standard and does not expect there to be a material effect at adoption to our consolidated financial statements.

Accounting for Debt and Equity Instruments

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies accounting for convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related earnings per share ("EPS") guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning July 1, 2022. The Company has evaluated the impact of this accounting standard and does not expect there to be a material effect at adoption to our consolidated financial statements.

3. LEASES
Lessee accounting

We have operating leases which are primarily real estate leases used for corporate functions, product development, sales, and other purposes. The following table provides supplemental balance sheet information related to the Company's operating leases:

($ in thousands)	Balance Sheet Classification	As of June 30, 2022	As of June 30, 2021

Assets
Operating leases	Operating lease right-of-use assets	$2,370	$3,049

Liabilities
Current	Accrued expenses	1,538	1,166
Long-term	Operating lease liabilities, non-current	2,366	3,645
Total lease liabilities		$3,904	$4,811
Components of lease cost are as follows:

($ in thousands)	Year ended June 30, 2022	Year ended June 30, 2021

Operating lease costs*	$1,923	$2,079
* Includes short-term lease and variable lease costs, which are not material.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Year ended June 30, 2022	Year ended June 30, 2021

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,737	$1,635

Non-cash activity
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities	$471	$—

Weighted-average remaining lease term and discount rate for our leases are as follows:

	Year ended June 30, 2022	Year ended June 30, 2021
Weighted-average remaining lease term (years)
Operating leases	3.4	4.3

Weighted-average discount rate
Operating leases	6.8%	6.9%

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases
2023	$1,758
2024	1,029
2025	707
2026	628
2027	265
Thereafter	—
Total lease payments	$4,387
Less: Imputed interest	(483)
Present value of lease liabilities	$3,904
Lessor accounting
Property and equipment used for the Company's operating lease rental program consisted of the following:

($ in thousands)	June 30, 2022	June 30, 2021
Cost	$25,242	26,753
Accumulated depreciation	(22,914)	(24,487)
Net	$2,328	$2,266
The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of June 30, 2022 are disclosed within Note 7, Finance Receivables.
4. REVENUE
Disaggregated Revenue
Beginning in fiscal year 2022, the Company disaggregated Subscription and transaction fees presented on the Consolidated Statements of Operations to Transaction fees and Subscription fees categories (described below) as this additional disclosure provides greater visibility into the Company's revenue streams and better aligns the Company’s financial performance including how management views and monitors business operations and makes strategic decisions.
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

Based on similar operational characteristics, the Company's revenue is disaggregated as follows:

	Year-ended June 30,
($ in thousands)	2022	2021	2020
Transaction fees	$110,695	$85,497	$81,244
Subscription fees	58,155	53,745	51,923
Subscription and transaction fees	168,850	139,242	133,167
Equipment sales	36,352	27,697	29,986
Total revenues	$205,202	$166,939	$163,153

Contract Liabilities
The Company's contract liability (i.e., deferred revenue) balances are as follows:

	Year ended June 30,
($ in thousands)	2022	2021

Deferred revenue, beginning of the period	$1,763	$1,698
Deferred revenue, end of the period	1,893	1,763
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	383	595
The change in the contract liabilities year-over-year is primarily the result of timing difference between the Company's satisfaction of a performance obligation and payment from the customer.
Contract Costs
At June 30, 2022, the Company had net capitalized costs to obtain contracts of $0.5 million included in Prepaid expenses and other current assets and $2.3 million included in Other noncurrent assets on the Consolidated Balance Sheets. None of these capitalized contract costs were impaired. During the year ended June 30, 2022, amortization of capitalized contract costs was $0.7 million.
At June 30, 2021, the Company had net capitalized costs to obtain contracts of $0.4 million included in Prepaid expenses and other current assets and $2.0 million included in Other noncurrent assets on the Consolidated Balance Sheets. None of these capitalized contract costs were impaired. During the year ended June 30, 2021, amortization of capitalized contract costs was $0.6 million.
Future Performance Obligations
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year is not significant.
5. LOSS PER SHARE CALCULATION
The following table presents the calculation of basic and diluted loss per share:

	Year ended June 30,
($ in thousands, except share and per share data)	2022	2021	2020

Numerator for basic and diluted loss per share
Net loss	$(1,703)	$(8,705)	$(40,595)
Preferred dividends	(668)	(668)	(668)
Net loss available to common shareholders	$(2,371)	$(9,373)	$(41,263)

Denominator for basic loss per share - Weighted average shares outstanding	71,091,790	67,002,438	62,980,193
Effect of dilutive potential common shares	—	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	71,091,790	67,002,438	62,980,193

Basic and diluted loss per share	$(0.03)	$(0.14)	$(0.66)
Potentially anti-dilutive shares excluded from the calculation of diluted loss per share were approximately 5 million, 4 million, and 3 million for the year ended June 30, 2022, 2021 and 2020, respectively.

6. ACQUISITION
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

The consideration transferred for the acquisition includes payments of $3 million in cash at the close of the transaction and $1 million in deferred cash payment due on or before July 30, 2022 based on the achievement of certain sales growth targets. As of the date of the acquisition and as of the year ended June 30, 2022, we expected to pay the entire deferred cash payment and we accrued a contingent consideration liability of $1 million which is included within Accrued expenses in our Consolidated Balance Sheet. On July 27, 2022, the Company made the cash payment of $1 million in accordance with the agreement consideration.

Additionally in connection with the acquisition, the Company will issue common stock to the former owners of Yoke based on the achievement of certain sales growth targets for software licenses through July 31, 2024 and continued employment as of the respective measurement dates. The accounting treatment for these awards in the context of the business combination is to recognize the awards as a post-combination expense and were not included in the purchase price. We will begin recognizing compensation expense for these awards over the requisite service period when it becomes probable that the performance condition would be satisfied. At each reporting date, we assess the probability of achieving the sales targets and fulfilling the performance condition. For the year ended June 30, 2022, we determined that it is not probable that the performance condition would be satisfied and, accordingly, have not recognized compensation expense related to these awards.

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

The above table represents the final allocation of the purchase price, noting no material measurement period adjustments. Pro forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of Yoke in the Company's Consolidated Financial Statements.

7. FINANCE RECEIVABLES
The Company’s finance receivables consist of financed devices under the QuickStart program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of June 30, 2022 and 2021, finance receivables consist of the following:

	As of June 30,
($ in thousands)	2022	2021

Current finance receivables, net	$6,721	$7,967
Finance receivables due after one year, net	14,727	11,632
Total finance receivables, net of allowance of $760 and $1,109, respectively	$21,448	$19,599
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

At June 30, 2022, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$7,451	$5,047	$2,758	$2,593	$2,807	$103	$20,759
30 days and under	18	10	32	56	94	3	213
31 - 60 days	25	23	26	58	100	—	232
61 - 90 days	25	14	20	46	91	—	196
Greater than 90 days	41	47	97	232	391	—	808
Total finance receivables	$7,560	$5,141	$2,933	$2,985	$3,483	$106	$22,208

At June 30, 2021, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$6,736	$3,970	$3,942	$3,081	$1,358	$31	$19,118
30 days and under	19	67	90	93	11	1	281
31 - 60 days	4	9	22	2	1	—	38
61 - 90 days	10	42	66	54	10	—	182
Greater than 90 days	46	69	490	419	54	11	1,089
Total finance receivables	$6,815	$4,157	$4,610	$3,649	$1,434	$43	$20,708

At June 30, 2022, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

High ratio customers	$7,498	$4,853	$2,688	$2,623	$2,950	$102	$20,714
Low ratio customers	62	288	245	362	533	4	1,494
Total finance receivables	$7,560	$5,141	$2,933	$2,985	$3,483	$106	$22,208

At June 30, 2021, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

High ratio customers	$6,415	$3,824	$3,793	$2,920	$1,290	$24	$18,266
Low ratio customers	400	333	817	729	144	19	2,442
Total finance receivables	$6,815	$4,157	$4,610	$3,649	$1,434	$43	$20,708

The following table represents a rollforward of the allowance for finance receivables for the year ending June 30, 2022 and 2021:

($ in thousands)	Year ended June 30, 2022	Year ended June 30, 2021

Balance at June 30	$1,109	$150
Impact of ASC 326*	—	409
Provision for expected losses	36	550
Write-offs	(385)	—
Balance June 30	$760	$1,109
* The Company adopted ASC 326 on July 1, 2020.

Cash to be collected on our performing finance receivables due for each of the fiscal years after June 30, 2022 are as follows:

($ in thousands)

2023	$2,937
2024	1,841
2025	3,420
2026	6,039
2027	9,368
Thereafter	1,384
Total amounts to be collected	24,989
Less: interest	(2,781)
Less: allowance for doubtful accounts	(760)
Total finance receivables	$21,448

8. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

		As of June 30, 2022
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$6,758	$(6,404)	$354
Internal-use software	3-5 years	12,787	(2,859)	9,928
Property and equipment used for rental program	5 years	25,242	(22,914)	2,328
Furniture and equipment	3-7 years	1,529	(1,396)	133
Leasehold improvements	(a)	286	(245)	41
		$46,602	$(33,818)	$12,784

		As of June 30, 2021
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$6,497	$(6,212)	$285
Internal-use software	3-5 years	4,523	(1,821)	2,702
Property and equipment used for rental program	5 years	26,753	(24,487)	2,266
Furniture and equipment	3-7 years	1,471	(1,222)	249
Leasehold improvements	(a)	192	(124)	68
		$39,436	$(33,866)	$5,570
(a) Lesser of lease term or estimated useful life
The Company's total depreciation expense is comprised of depreciation included in our cost of sales for rental equipment and depreciation included in our operating expenses. Depreciation expense included within cost of sales for rental equipment was $1.0 million, $1.4 million, and $2.7 million for the years ended June 30, 2022, 2021, and 2020, respectively. Depreciation expense included within operating expenses for the years ended June 30, 2022, 2021, and 2020 was $1.1 million, $1.0 million and $1.2 million, respectively.

9. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible asset balances consisted of the following:

	As of June 30, 2022			Amortization Period
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and tradenames	$1,705	$(1,133)	$572	1 - 7 years
Developed technology	11,819	(8,761)	3,058	5 - 6 years
Customer relationships	19,339	(5,022)	14,317	5 - 18 years
Total intangible assets	$32,863	$(14,916)	$17,947

Goodwill	$66,656	$—	$66,656	Indefinite

	As of June 30, 2021			Amortization Period
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and tradenames	$1,640	$(840)	$800	3 - 7 years
Developed technology	10,939	(6,890)	4,049	5 - 6 years
Customer relationships	19,049	(3,906)	15,143	10 - 18 years
Total intangible assets	$31,628	$(11,636)	$19,992

Goodwill	$63,945	$—	$63,945	Indefinite
For the years ended June 30, 2022, 2021 and 2020, amortization expense related to intangible assets was $3.3 million, $3.1 million and $3.1 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 10.5 years as of June 30, 2022, of which the weighted-average remaining useful life for the brand and tradenames was 2.3 years, for the developed technology was 2 years, and for the customer relationships was 13.0 years.
Estimated annual amortization expense for intangible assets is as follows (in thousands):

2023	$3,270
2024	2,151
2025	1,389
2026	1,292
2027	1,069
Thereafter	8,776
$17,947

10. ACCRUED EXPENSES
Accrued expenses consisted of the following as of June 30, 2022 and 2021:

	As of June 30,
($ in thousands)	2022	2021

Accrued sales tax	$14,694	$17,099
Accrued compensation and related sales commissions	3,289	4,233
Operating lease liabilities - current	1,538	1,166
Accrued professional fees	4,200	1,739
Contingent consideration arrangement for Yoke Acquisition	1,000	—
Accrued other taxes and filing fees	2,036	1,450
Accrued other	1,397	773
Total accrued expenses	$28,154	$26,460

11. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of June 30, 2022 and 2021 consisted of the following:

	As of June 30,
($ in thousands)	2022	2021

JPMorgan Credit Facility*	14,813	14,437
Other obligations	70	113
Less: unamortized issuance costs and debt discount	(261)	(231)
Total	14,622	14,319
Less: debt and other financing arrangements, current	(692)	(675)
Debt and other financing arrangements, noncurrent	$13,930	$13,644
*See discussion below on amendment to the JPMorgan Credit Facility.
Details of interest expense presented on the Consolidated Statements of Operations are as follows:

	Year ended June 30,
($ in thousands)	2022	2021	2020
2020 Antara Term Facility	$—	$2,779	$1,218
2021 JPMorgan Credit Facility	904	1,006	—
Interest expense related to change in sales tax reserve	(386)	218	558
2018 JPMorgan Revolving Credit Facility	—	—	303
2018 JPMorgan Term Loan	—	—	160
Other interest expense	6	10	358
Total interest expense	$524	$4,013	$2,597

JPMorgan Chase Bank Credit Facility

JPMorgan Credit Agreement dated August 14, 2020 and amendment dated March 2, 2021

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

The Amended JPMorgan Credit Facility has a four year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans; provided that until June 30, 2022 the applicable margin shall be 2.75% for base rate loans and 3.75% for SOFR loans. Subject to the occurrence of a material acquisition and the Company’s total leverage ratio exceeding 3.00 to 1.00, the interest rate on the loans may increase by 0.25%. In an event of default, the interest rate may be increased by 2.00%. The Amended JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. As of June 30, 2022, the total applicable interest rate for the Amended Secured Term Facility is 4.4%.

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

The Amended Secured Term Facility was accounted for as a modification of the 2021 JPMorgan Secured Term Facility. The previously unamortized debt issuance costs remain capitalized, the new fees paid to the creditor were capitalized, and allocated third-party costs incurred allocated to the term facility were charged to expense. We have also evaluated that the borrowing capacity of the Amended Revolving Facility is greater than the borrowing capacity of the 2021 JPMorgan Revolving Facility. The previously unamortized debt issuance costs remain capitalized, the new fees paid to the creditor and allocated third-party costs were capitalized. The Company capitalized $0.3 million of issuance costs related to the Amended JPMorgan Credit Facility during the year-ended June 30, 2022.

The Company was in compliance with its financial covenants as of June 30, 2022.

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

The expected maturities associated with the Company’s outstanding debt and other financing arrangements as of June 30, 2022, were as follows:

2023	770
2024	897
2025	1,250
2026	11,966
2027	—
Principal amounts payable	14,883
Unamortized issuance costs	(261)
Total outstanding debt	$14,622
12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at cost which approximates fair value due to their liquid or short-term nature. We have not identified material impacts from COVID-19 on the fair value of our financial assets and liabilities. The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of June 30, 2022, as the debt facility was recently amended and expanded in March 2022 and the interest rates applicable are variable in nature. The fair value of the Company’s obligations under its long-term debt agreements with JPMorgan were considered Level 2 liabilities of the fair value hierarchy because these instruments have interest rates that reset frequently.
13. EQUITY
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

WARRANTS

During fiscal year 2021, the Company had 23,978 warrants exercisable at $5 per share outstanding which were exercised and resulted in 12,154 shares issued pursuant to a cashless exercise option election made by the holder. As of June 30, 2022 and June 30, 2021, the Company does not have any warrants outstanding.

14. INCOME TAXES
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
The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. In accordance with the history of losses generated, the Company believes that for the year ended June 30, 2022 and 2021, it is more likely than not that its deferred tax assets will not be realized. Accordingly, the Company re-established a full valuation allowance on its net deferred tax assets.
The provision for income taxes for the years ended June 30, 2022, 2021 and 2020 is comprised of the following:

	Year ended June 30,
($ in thousands)	2022	2021	2020
Current:
Federal	$—	$—	$126
State	(179)	(328)	(57)
Total current	(179)	(328)	69
Deferred:
Federal	(18)	(12)	(156)
State	11	(30)	86
Total deferred	(7)	(42)	(70)
Total income tax provision	$(186)	$(370)	$(1)
A reconciliation of the provision for income taxes for the years ended June 30, 2022, 2021 and 2020 to the indicated provision based on income (loss) before the provision for income taxes at the federal statutory rate of 21.0% for the fiscal years ended June 30, 2022, June 30, 2021, and June 30, 2020 is as follows:

	Year ended June 30,
($ in thousands)	2022	2021	2020
Indicated benefit at federal statutory rate	$319	$1,648	$8,514
Effects of permanent differences
Stock compensation	(184)	168	(226)
Other permanent differences	(106)	608	(106)
State income taxes, net of federal benefit	(275)	116	1,393
Changes related to prior years	—	—	489
Changes in valuation allowances	184	(2,927)	(10,139)
Other	(124)	17	74
Provision for income taxes	$(186)	$(370)	$(1)
As of June 30, 2022 the Company had federal and state operating loss carryforwards of approximately $190 million and $222 million, respectively, to offset future taxable income. As of June 30, 2021 the Company had federal and state operating loss carryforwards of approximately $187 million and $221 million, respectively, to offset future taxable income. The timing and extent to which the Company can utilize operating loss carryforwards in any year may be limited because of provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). Federal and state operating loss carryforwards start to expire in 2022 and certain state operating loss carryforwards are currently expiring.

The net deferred tax assets arose primarily from net operating loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	As of June 30,
($ in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$47,984	$46,851
Asset reserves	6,666	7,231
Deferred research and development	1,503	1,420
Stock-based compensation	3,416	2,620
Other	(143)	2,135
	59,426	60,257
Deferred tax liabilities:
Intangibles	(4,316)	(4,956)
Deferred tax assets, net	55,110	55,301
Valuation allowance	(55,296)	(55,480)
Deferred tax liabilities	$(186)	$(179)
As of June 30, 2022, the Company had total unrecognized income tax benefits of $0.6 million related to its nexus in certain state tax jurisdictions. If recognized in future years, $0.6 million of these currently unrecognized income tax benefits would impact the income tax provision and effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Year ended June 30,
($ in thousands)	2022	2021	2020
Balance at the beginning of the year	$444	$207	$210
Gross increases and decreases related to current period tax positions	—	—	—
Gross increases and decreases related to prior period tax positions	128	237	(3)
Balance at the end of the year	$572	$444	$207

15. STOCK BASED COMPENSATION PLANS
The Company has four active stock based compensation plans at June 30, 2022 as shown in the table below:

Date Approved	Name of Plan	Type of Plan	Authorized Shares

June 2013	2013 Stock Incentive Plan	Stock	500,000
June 2014	2014 Stock Option Incentive Plan	Stock options	750,000
June 2015	2015 Equity Incentive Plan	Stock & stock options	1,250,000
April 2018	2018 Equity Incentive Plan	Stock & stock options	4,000,000
			6,500,000

As of June 30, 2022, the Company had reserved shares of Common Stock for future issuance for the following:

Common Stock	Reserved Shares
Conversions of Preferred Stock and cumulative Preferred Stock dividends	106,141
Issuance upon exercise of stock options granted to current CEO	1,000,000
Issuance of shares to former CEO George Jensen upon the occurrence of a Cantaloupe transaction (1)	140,000
Issuance under 2014 Stock Option Incentive Plan	115,687
Issuance under 2015 Equity Incentive Plan	392,159
Issuance under 2018 Equity Incentive Plan	179,843
Total shares reserved for future issuance	1,933,830
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
The fair value of options granted during the years ended June 30, 2022, 2021, and 2020 was determined using the following assumptions:

	For the year ended June 30,
	2022	2021	2020

Expected volatility	73.2 - 74.6%	74.3 - 77.3%	74.6 - 90.1%
Expected life (years)	4.5 - 4.6	4.5	3.5 - 4.8
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	1.0 - 2.9%	0.2-0.7%	0.3-1.6%
The following tables provide information about outstanding options for the years ended June 30, 2022, 2021, and 2020:

	For the year ended June 30, 2022
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	2,952,092	$6.97	5.6	$14,419
Granted	904,500	$8.86
Exercised	(121,248)	$6.30		$(53)
Forfeited	(205,511)	$8.09
Expired	—	$—
Outstanding options, end of period	3,529,833	$7.41	4.5	$194
Exercisable options, end of period	1,538,302	$6.79	4.5	$183

	For the year ended June 30, 2021
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	2,437,425	$6.43	6.2	$1,411
Granted	755,000	$8.40
Exercised	(74,667)	$3.81		$(601)
Forfeited	(165,666)	$6.90
Expired	—	$—
Outstanding options, end of period	2,952,092	$6.97	5.6	$14,419
Exercisable options, end of period	1,040,131	$6.52	5.1	$5,558

	For the year ended June 30, 2020
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	1,127,098	$4.84	4.3	$2,917
Granted	2,075,760	$6.47
Exercised	(440,435)	$2.48		$(595)
Forfeited	(324,998)	$6.55
Expired	—	$—
Outstanding options, end of period	2,437,425	$6.43	6.2	$1,411
Exercisable options, end of period	560,871	$6.01	4.8	$559
The weighted average grant date fair value per share for the Company's stock options granted during the years ended June 30, 2022, 2021, and 2020 was $5.12, $4.92, and $3.84, respectively. The total fair value of stock options vested during the years ended June 30, 2022, 2021, and 2020 was $3.0 million, $2.4 million, and $1.7 million, respectively.
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

For these performance based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a grant date has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. The total expense recognized during the years ended June 30, 2022 and 2021 for these awards was $1.0 million and $2.1 million, respectively.

STOCK GRANTS
The Company makes annual grants of restricted shares of common stock to executive officers pursuant to long-term stock incentive plans (“LTIPs”) which vest annually, typically over three years.
The Company also grants restricted stock units ("RSU"s) to members of the board of directors as compensation for their service on the board as well as to employees as additional compensation. These stock awards typically vest over a one to three year period.
Two employees of Hudson Executive, a greater than 10% shareholder and a related party of the Company, entered into consulting agreements with the Company in August and September of 2020, respectively, under which the consultants were to provide financial and strategic analysis and advisory services to the Company's CEO through July 31, 2021. As consideration for the services, in March 2021 the consultants were granted a total of 80,000 restricted stock units. The total expense recognized as of June 30, 2021 for these agreements was $0.8 million. These restricted stock units had fully vested as of June 30, 2021.
During August and September of 2021, the Company extended these consulting agreements to provide advisory services from August 1, 2021 through July 31, 2022. As consideration for the extended agreements the consultants were granted an additional 20,000 restricted stock units. The restricted stock units granted to each consultant vested in equal installments on January 1, 2022 and July 1, 2022. On February 2, 2022, the Board of Directors of the Company appointed one of the above mentioned employees of Hudson Executive as a director of the Company, effective immediately. In connection with the appointment to the Board, the consulting agreement for that individual was terminated, effective February 2, 2022. Total expense recognized for the year ended June 30, 2022 for these consulting agreements was $0.2 million.
A summary of the status of the Company’s nonvested common shares and RSUs as of June 30, 2022, 2021, and 2020, and changes during the years then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2019	38,971	$9.19
Granted	651,715	7.28
Vested	(109,050)	7.52
Forfeited	(368,622)	7.89
Nonvested at June 30, 2020	213,014	$6.50
Granted	187,848	10.33
Vested	(248,016)	7.71
Forfeited	(15,000)	$6.28
Nonvested at June 30, 2021	137,846	$9.57
Granted	507,729	7.33
Vested	(101,515)	10.34
Forfeited	(95,152)	8.89
Nonvested at June 30, 2022	448,908	$7.00
STOCK BASED COMPENSATION EXPENSE
The Company applies the fair value method to recognize compensation expense for stock-based awards. Using this method, the estimated grant-date fair value of the award is recognized over the requisite service period using the accelerated attribution method. The Company accounts for forfeitures as they occur.
A summary of the Company's stock-based compensation expense recognized during the years ended June 30, 2022, 2021, and 2020 is as follows (in thousands):

	For the year ended June 30,
Award type	2022	2021	2020
Stock options	$4,424	$7,806	$2,181
Stock grants	1,824	1,269	848
Total stock-based compensation expense	$6,248	$9,075	$3,029
The Company recognized tax benefits of $0.6 million, $2.4 million, and $0.5 million related to stock compensation expense for the years ended June 30, 2022, 2021, and 2020.
A summary of the Company's unrecognized stock-based compensation expense as of June 30, 2022 is as follows:

	As of June 30, 2022
Award type	Unrecognized Expense (in thousands)	Weighted Average Recognition Period (in years)
Stock options	$4,223	2.4
Stock grants	$2,131	1.5
16. PREFERRED STOCK
The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of June 30, 2022 each share of Series A Convertible Preferred Stock is convertible into 0.1988 of a share of Common Stock and each share of Series A Convertible Preferred Stock is entitled to 0.1988 of a vote on all matters on which the holders of Common Stock are entitled to vote. Series A Convertible Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Convertible Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.
The Series A Convertible Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2022. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Convertible Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders. The Series A Convertible Preferred Stock liquidation preference as of June 30, 2022 and 2021 is as follows:

($ in thousands)	June 30, 2022	June 30, 2021
For shares outstanding at $10.00 per share	$4,451	$4,451
Cumulative unpaid dividends	17,662	16,996
	$22,113	$21,447
The Company has determined that its Series A Convertible Preferred Stock is contingently redeemable due to the existence of deemed liquidation provisions contained in its certificate of incorporation, and therefore classifies its convertible preferred stock outside of permanent equity. The Company has not made any adjustments to the carrying value of the Series A Convertible Preferred Stock to reflect the liquidation value of the shares because the Company has determined that a deemed liquidation event is not probable of occurring.
Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2022, 2021 and 2020, no shares of Preferred Stock nor cumulative preferred dividends were converted into shares of common stock.

17. RETIREMENT PLAN
The Company’s 401(k) Plan (the “Retirement Plan”) allows employees to make voluntary contributions, beginning on their first day of active employment, up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election, at the beginning of the plan year, as to whether it will make a safe harbor contribution to the plan. In fiscal years 2022, 2021 and 2020, the Company elected and made safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the years ended June 30, 2022, 2021 and 2020 approximated $0.7 million, $0.2 million and $0.5 million, respectively, and are included within general and administrative expenses within our Consolidated Statements of Operations.
18. COMMITMENTS AND CONTINGENCIES

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

Department of Justice Subpoena

As previously reported, in the third quarter of fiscal year 2020, the Company responded to a subpoena received from the U.S. Department of Justice (“DOJ”) that sought records regarding Company activities that occurred during prior financial reporting periods, including restatements. During the current fiscal year, the DOJ staff has notified us that they have concluded their investigation and that they do not intend to proceed with any further investigation or enforcement.

Securities and Exchange Commission (“SEC”) Inquiries

Since fiscal year 2019, the Company has received inquiries from the SEC into the facts and circumstances of the 2019 Investigation and has fully cooperated with these inquiries.

Purchase Commitments

As of June 30, 2022, the Company had firm commitments to purchase inventory of approximately $21.4 million over the next two years.

19. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company and a recurring monthly subscription fee for the analytics services. The total expense recognized within Cost of subscription and transaction fees for the year ended June 30, 2022 for these arrangements was $1.1 million. The Company did not recognize an expense related to this arrangement for the ended June 30, 2021.

See Note 15 - Stock-based Compensation for information on transactions relating to Hudson Executive.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, due to the existence of material weaknesses in our internal controls in the Company’s internal control over financial reporting described below, and based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that the Company’s disclosure controls and procedures were not effective as of June 30, 2022.

Notwithstanding the existence of the material weaknesses described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Furthermore, we believe that the audited consolidated financial statements included in this Annual Report on Form 10-K are accurate.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) the Internal Control - Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on its assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2022, due to the following material weaknesses:

•Management did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to insufficient identification and assessment of risks impacting the design, implementation, and operating effectiveness of internal controls over financial reporting, and insufficient evaluation and determination as to whether components of internal control were present and functioning based upon evidence maintained for activity level controls, including management review controls, across substantially all of the Company’s financial statement areas.
•Management did not maintain effective information technology general controls in the areas of user access management, change management, and segregation of duties, within its systems supporting the Company’s accounting and reporting processes. Many of the Company’s manual controls dependent upon the information derived from these information technology systems were also ineffective, as management did not design and implement controls to validate the completeness and accuracy of underlying data utilized in the operation of those manual controls (referred to as information provided by the entity or IPE).
•Management did not appropriately design and maintain controls over certain aspects of its revenue recognition process and related accounts, including controls over the appropriate identification of performance obligations within customer contracts, allocation of transaction price to those performance obligations, identification of transactions requiring gross presentation, input of executed contract terms into the Company’s information systems that perform revenue recognition, including the completeness and accuracy of reports utilized in the operation of controls over revenue recognition.

Although these material weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, there is a possibility they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

Management’s Plan for Remediation

In response to the material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has identified and begun to implement steps to remediate the material weaknesses. Our internal control remediation efforts include the following:

•Enhancing policies and procedures to improve our overall control environment and develop proper monitoring controls around timely evaluation and communication of internal control deficiencies to those parties responsible for taking corrective action, including senior management and the board of directors, as appropriate.
•Enhancing user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties.
•We have recruited and continue to recruit key positions within our technology, accounting, internal audit and other support functions that will further enhance internal control capabilities, allow for appropriate segregation of duties and change management, and provide appropriate oversight and reviews.
•The Company began improving the completeness and accuracy of underlying data used in the operation of certain controls within its financial reporting process in the fourth quarter of fiscal year 2022 by working with control preparers and reviewers to enhance documentation and properly identifying control attributes. An IPE checklist has also been prepared to assist in this process.
•The Company is redesigning existing management review controls including input of executed contract terms into the Company’s information systems that perform revenue recognition.

We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the efforts taken to date and the planned remediation will improve the effectiveness of our internal control over financial reporting. While these remediation efforts are ongoing, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement. The company anticipates completing the remediation of the controls related to revenue and associated accounts by the third quarter of fiscal year 2023. We also anticipate the remediation of the identified material weakness regarding information technology general controls and management’s design and monitoring activities of entity level controls to be remediated by the end of fiscal year 2023.

c) Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, BDO USA, LLP, as auditor of our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2022.

d) Changes in Internal Control Over Financial Reporting
Other than the material weaknesses and the management remediation plan described above, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2022.
Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2022.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2022.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on February 4, 2022).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 10, 2021).

4.1*	Description of Securities.

10.1
Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated (Portions of this exhibit were redacted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.2 to Form 10‑Q filed May 15, 2015).

10.1.1
First Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated April 27, 2015 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.45 to Form 10‑K filed September 30, 2015).

10.1.2
Second Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated July 13, 2015 (incorporated by reference to Exhibit 10.14.2 to Form 10‑K filed October 9, 2019).

10.1.3
Third Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated July 17, 2018 (incorporated by reference to Exhibit 10.14.3 to Form 10‑K filed October 9, 2019).

10.2
Third Party Payment Processor Agreement dated April 24, 2015 by and among the Company, JPMorgan Chase Bank, N.A. and Paymentech, LLC (Portions of this exhibit were redacted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.46 to Form 10‑K filed September 30, 2015).

10.2.1
Integrator Amendment (2018) to Third Party Payment Processor Agreement dated October 22, 2018 by and among the Company, JPMorgan Chase Bank, N.A. and Paymentech, LLC (incorporated by reference to Exhibit 10.15.1 to Form 10‑K filed October 9, 2019).

10.3
Merchant Processing Agreement dated April 6, 2018 by and among Cantaloupe Systems, Inc., and Heartland Payment Systems, Inc (incorporated by reference to Exhibit 10.16 to Form 10‑K filed October 9, 2019).

10.4	Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A., dated March 17, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 24, 2022).

10.5†	USA Technologies, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10‑K filed on September 30, 2013).

10.6†	USA Technologies, Inc. 2014 Stock Option Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on form DEF 14A filed on May 15, 2014).

10.7†	USA Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 15, 2015).

10.8†	USA Technologies, Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 2, 2018).

10.8.1†	First Amendment to the USA Technologies, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 26, 2020).

10.8.2†*	Form of Nonqualified Stock Option Award Agreement under the Cantaloupe, Inc. (f/k/a USA Technologies, Inc.) 2018 Equity Incentive Plan.

10.8.3†*	Form of Restricted Stock Unit Award Agreement under the Cantaloupe, Inc. (f/k/a USA Technologies, Inc.) 2018 Equity Incentive Plan.

10.9†	Employment Agreement, dated May 8, 2020, between USA Technologies, Inc. and Sean Feeney (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 13, 2020).

10.10†	Non-Qualified Stock Option Agreement, dated May 8, 2020, between USA Technologies, Inc. and Sean Feeney (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 13, 2020).

10.11†
Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated November 9, 2017 (incorporated by reference to Exhibit 10.9 to Form 10-K filed October 9, 2019).

10.11.1†
First Amendment to Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated February 25, 2018 (incorporated by reference to Exhibit 10.9.1 to Form 10-K filed October 9, 2019).

10.11.2†
Second Amendment to Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated August 7, 2019 (incorporated by reference to Exhibit 10.9.2 to Form 10-K filed October 9, 2019).

10.12†	Restricted Stock Unit Award Agreement, dated May 29, 2020, between USA Technologies, Inc. and Anant Agrawal (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2020).

10.13†	Employment Agreement, by and between R. Wayne Jackson and USA Technologies, Inc., effective as of August 10, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 14, 2020).

10.14†
Non-Qualified Stock Option Agreement, by and between R. Wayne Jackson and USA Technologies, Inc., dated as of August 10, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K filed August 14, 2020).

10.15
Payment Solutions Agreement between the Company, First Data Merchant Services LLC and Wells Fargo Bank, N.A., dated March 20, 2020 (portions of this exhibit were redacted pursuant to a confidential treatment request)(incorporated by reference to Exhibit 10.1 to Form 10-Q filed on June 24, 2020).

10.16†	Offer Letter, by and between Scott Stewart and USA Technologies, Inc., dated as of August 6, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 18, 2020).

10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 25, 2021).

10.18†	Separation and Transition Agreement, by and between Cantaloupe, Inc. and R. Wayne Jackson (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 3, 2022).

10.19†	Employment Agreement, between Cantaloupe, Inc. and Scott Stewart (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 3, 2022).

10.20†	Employment Agreement, between Cantaloupe, Inc. and Ravi Venkatesan (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 3, 2022).

10.21†	Separation and Transition Agreement, by and between Cantaloupe, Inc. and Sean Feeney (incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 8, 2022).

10.22†	Promotion Letter, between Cantaloupe, Inc. and Ravi Venkatesan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 8, 2022).

21.1*	List of significant subsidiaries of the Company

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

32.1**	Certification by the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
*    Filed herewith.
**    Furnished herewith.
† Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cantaloupe, Inc.

By: /s/ Ravi Venkatesan
Ravi Venkatesan, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Ravi Venkatesan	Chief Executive Officer and Director (Principal Executive Officer)	October 19, 2022
Ravi Venkatesan

/s/ Scott Stewart	Chief Financial Officer (Principal Financial Officer)	October 19, 2022
Scott Stewart

/s/ Ankit Varia	Chief Accounting Officer (Principal Accounting Officer)	October 19, 2022
Ankit Varia

/s/ Lisa P. Baird	Director	October 19, 2022
Lisa P. Baird

/s/ Douglas G. Bergeron	Chairman of the Board of Directors	October 19, 2022
Douglas G. Bergeron

/s/ Ian Harris	Director	October 19, 2022
Ian Harris

/s/ Jacob Lamm	Director	October 19, 2022
Jacob Lamm

/s/ Michael K. Passilla	Director	October 19, 2022
Michael K. Passilla

/s/ Ellen Richey	Director	October 19, 2022
Ellen Richey

/s/ Anne M. Smalling	Director	October 19, 2022
Anne M. Smalling

/s/ Shannon S. Warren	Director	October 19, 2022
Shannon S. Warren