Form 10-K/A
period 2022-06-30
CANTALOUPE, INC.
filed 2022-11-09
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The registrant’s Form 10-K filed with the SEC on October 19, 2022 did not include inline XBRL tagging, as a result of an administrative error. The sole purpose of this Amendment No. 1 to the registrant’s Form 10-K for the fiscal period ended June 30, 2022 is to add inline XBRL tagging to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No changes have been made to the registrant’s Form 10-K. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the original filing.

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
Total Return per Share (in dollars)
300
250
200
150
100
50
2017
2018
2019
2020
2021
2022
Fiscal Year Ended June 30,
Cantaloupe, Inc.
US Small-Cap Russell 2000 Index
S&P 500 Information Technology Index

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