Form 10-Q
period 2022-09-30
CANTALOUPE, INC.
filed 2022-11-09
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 3, 2022 there were 71,218,130 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

($ in thousands, except share data)	September 30, 2022 (Unaudited)	June 30, 2022

Assets
Current assets:
Cash and cash equivalents	$50,793	$68,125
Accounts receivable, net	41,353	37,695
Finance receivables, net	6,594	6,721
Inventory, net	23,503	19,754
Prepaid expenses and other current assets	4,306	4,285
Total current assets	126,549	136,580

Non-current assets:
Finance receivables due after one year, net	14,809	14,727
Property and equipment, net	16,640	12,784
Operating lease right-of-use assets	2,076	2,370
Intangibles, net	17,126	17,947
Goodwill	66,656	66,656
Other assets	4,608	4,568
Total non-current assets	121,915	119,052

Total assets	$248,464	$255,632

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$51,780	$48,440
Accrued expenses	27,376	28,154
Current obligations under long-term debt	693	692
Deferred revenue	2,069	1,893
Total current liabilities	81,918	79,179

Long-term liabilities:
Deferred income taxes	195	186
Long-term debt, less current portion	13,757	13,930
Operating lease liabilities, non-current	2,030	2,366
Total long-term liabilities	15,982	16,482

Total liabilities	97,900	95,661
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 and 445,063 issued and outstanding, with liquidation preferences of $19,457 and $22,115 at September 30, 2022 and June 30, 2022, respectively	2,720	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized	—	—
Common stock, no par value, 640,000,000 shares authorized, 71,218,130 and 71,188,053 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	469,503	469,918
Accumulated deficit	(321,659)	(313,085)
Total shareholders’ equity	147,844	156,833
Total liabilities, convertible preferred stock and shareholders’ equity	$248,464	$255,632
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
($ in thousands, except per share data)	2022	2021
Revenues:
Subscription and transaction fees	$47,075	$40,625
Equipment sales	10,707	5,155
Total revenues	57,782	45,780

Costs of sales:
Cost of subscription and transaction fees	30,370	26,024
Cost of equipment sales	13,250	4,880
Total costs of sales	43,620	30,904

Gross profit	14,162	14,876

Operating expenses:
Sales and marketing	2,525	2,339
Technology and product development	6,865	5,389
General and administrative	11,578	7,264
Investigation, proxy solicitation and restatement expenses	397	—
Depreciation and amortization	1,315	1,022
Total operating expenses	22,680	16,014

Operating loss	(8,518)	(1,138)

Other income (expense):
Interest income	567	473
Interest expense	(477)	(478)
Other expense	(120)	(59)
Total other expense, net	(30)	(64)

Loss before income taxes	(8,548)	(1,202)
Provision for income taxes	(26)	(89)

Net loss	(8,574)	(1,291)
Preferred dividends	(334)	(334)
Net loss applicable to common shares	$(8,908)	$(1,625)

Net loss per common share
Basic and diluted	$(0.13)	$(0.02)

Weighted average number of common shares outstanding used to compute net loss per share applicable to common shares
Basic and diluted	71,207,750	71,175,927
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Three Month Period Ended September 30, 2022

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2022	71,188,053	$469,918	$(313,085)	$156,833
Repurchase of Series A convertible preferred stock	—	(1,733)	—	(1,733)
Stock-based compensation and exercises (net)	30,077	1,318	—	1,318
Net loss	—	—	(8,574)	(8,574)
Balance, September 30, 2022	71,218,130	$469,503	$(321,659)	$147,844

Three Month Period Ended September 30, 2021

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2021	71,258,047	$462,775	$(311,382)	$151,393
Retirement of common stock	(319,823)	—	—	—
Stock-based compensation and exercises (net)	20,958	1,762	—	1,762
Net loss	—	—	(1,291)	(1,291)
Balance, September 30, 2021	70,959,182	$464,537	$(312,673)	$151,864
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
($ in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(8,574)	$(1,291)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	1,318	1,762
Amortization of debt issuance costs and discounts	29	39
Provision for expected losses	1,436	412
Provision for inventory reserve	200	(370)
Depreciation and amortization included in operating expenses	1,315	1,022
Depreciation included in costs of sales for rental equipment	242	264
Other	657	(186)
Changes in operating assets and liabilities:
Accounts receivable	(4,693)	2,991
Finance receivables	(346)	635
Inventory	(3,948)	(3,875)
Prepaid expenses and other assets	(70)	(148)
Accounts payable and accrued expenses	3,596	(2,239)
Operating lease liabilities	(369)	153
Deferred revenue	175	(43)
Net cash used in operating activities	(9,032)	(874)

Cash flows from investing activities:
Cash paid for acquisition	—	(2,900)
Purchase of property and equipment	(4,956)	(1,641)
Net cash used in investing activities	(4,956)	(4,541)

Cash flows from financing activities:
Repayment of long-term debt	(193)	(210)
Contingent consideration paid for acquisition	(1,000)	—
Repurchase of Series A Convertible Preferred Stock	(2,151)	—
Net cash used in financing activities	(3,344)	(210)

Net decrease in cash and cash equivalents	(17,332)	(5,625)
Cash and cash equivalents at beginning of year	68,125	88,136
Cash and cash equivalents at end of period	$50,793	$82,511

Supplemental disclosures of cash flow information:
Interest paid in cash	$248	$187
See accompanying notes.

Cantaloupe, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. BUSINESS

Cantaloupe, Inc., is organized under the laws of the Commonwealth of Pennsylvania. We are a digital payments and software services company that provides end-to-end technology solutions for the unattended retail market. We are transforming the unattended retail world by offering a single platform for self-service commerce which includes integrated payments processing and software solutions that handle inventory management, pre-kitting, route logistics, warehouse and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, car wash, electric vehicle charging stations, commercial laundry, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.

COVID-19 Update

The Company, its employees, and its customers operate in geographic locations in which its business operations and financial performance continues to be affected by the COVID-19 pandemic. While businesses, schools and other organizations re-open, which has led to increased foot-traffic to distributed assets containing our electronic payment solutions, the emergence of new strains and variants and resurgence of the virus, such as the outbreak of the Omicron variant in early calendar year 2022, have led and may in the future lead to additional shutdowns, closures, and other follow-on impacts including supply chain disruptions, which may impact our operations and financial results. During fiscal year 2023, we experienced elevated component and supply chain costs necessary for the production and distribution of our hardware products. Such impacts to our financial statements include, but are not limited to, increased costs of sales incurred, impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation for the quarter ended September 30, 2022. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

We continue to monitor the evolving situation and follow guidance from federal, state and local public health authorities. Given the potential uncertainty of the situation, the Company cannot, at this time, reasonably estimate the longer-term repercussions of COVID-19 on our financial condition, results of operations or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2022 Annual Report on Form 10-K.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2023. Actual results could differ from estimates. The balance sheet at June 30, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.

Recently Adopted Accounting Pronouncements

Lessor Classification

In July 2021, the FASB issued ASU 2021-05, “Lessors – Certain Leases with Variable Lease Payments” which requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. The Company adopted this pronouncement on July 1, 2022. The adoption of this accounting standard did not materially impact the Company’s condensed consolidated financial statements.

Accounting for Debt and Equity Instruments

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies accounting for convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related earnings per share (EPS) guidance. The Company adopted this pronouncement on July 1, 2022. The adoption of this accounting standard did not materially impact the Company’s condensed consolidated financial statements.

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

3. LEASES

Lessee Accounting
The Company has operating leases for office space, warehouses, and office equipment. At September 30, 2022, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Balance Sheet Classification	As of September 30, 2022	As of June 30, 2022

Assets:	Operating lease right-of-use assets	$2,076	$2,370

Liabilities:
Current	Accrued expenses	$1,505	$1,538
Long-term	Operating lease liabilities, non-current	2,030	2,366
Total lease liabilities		$3,535	$3,904

Components of lease cost are as follows:

($ in thousands)	Three months ended September 30, 2022	Three months ended September 30, 2021

Operating lease costs*	$558	$442
* Includes short-term lease and variable lease costs, which are not material.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Three months ended September 30, 2022	Three months ended September 30, 2021

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$546	$480

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$—	$471

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases
2023	1,324
2024	1,029
2025	707
2026	628
2027	265
Total lease payments	$3,953
Less: Imputed interest	(418)
Present value of lease liabilities	$3,535

Lessor Accounting

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	September 30, 2022	June 30, 2022
Cost	$26,007	25,242
Accumulated depreciation	(23,157)	(22,914)
Net	$2,850	$2,328

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of September 30, 2022 are disclosed within Note 6 - Finance Receivables.

4. REVENUES

Based on similar operational characteristics, the Company's revenues are disaggregated as follows:

	Three months ended September 30,
($ in thousands)	2022	2021
Transaction fees	$31,295	$26,421
Subscription fees	15,780	14,204
Subscription and transaction fees	$47,075	$40,625
Equipment sales	10,707	5,155
Total revenues	$57,782	$45,780

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended September 30,	Three months ended September 30,
($ in thousands)	2022	2021

Deferred revenue, beginning of the period	$1,893	$1,763
Deferred revenue, end of the period	2,069	1,720
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$106	$95

The change in the contract liability balances period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

At September 30, 2022, the Company had net capitalized costs to obtain contracts of $0.5 million included in Prepaid expenses and other current assets and $2.4 million included in Other non-current assets on the Condensed Consolidated Balance Sheet. At June 30, 2022, the Company had net capitalized costs to obtain contracts of $0.5 million included in Prepaid expenses and other current assets and $2.3 million included in Other non-current assets on the Consolidated Balance Sheet. None of these capitalized contract costs were impaired.

During the three months ended September 30, 2022, amortization of capitalized contract costs was $0.2 million. During the three months ended September 30, 2021, amortization of capitalized contract costs was $0.2 million.

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

The consideration transferred for the acquisition includes payments of $3 million in cash at the close of the transaction and $1 million in deferred cash payment due on or before July 30, 2022 based on the achievement of certain sales growth targets for software licenses. On July 27, 2022, the Company made the cash payment of $1 million in accordance with the requirements of the purchase agreement.

Additionally in connection with the acquisition, the Company will issue common stock to the former owners of Yoke based on the achievement of certain sales growth targets for software licenses through July 31, 2024 and continued employment as of the respective measurement dates. The accounting treatment for these awards in the context of the business combination is to recognize the awards as a post-combination expense and were not included in the purchase price. We will begin recognizing compensation expense for these awards over the requisite service period when it becomes probable that the performance condition would be satisfied pursuant to ASC 718. At each reporting date, we assess the probability of achieving the sales targets and fulfilling the performance condition. As of September 30, 2022, we determined that it is not probable that the performance condition would be satisfied and, accordingly, have not recognized compensation expense related to these awards for the fiscal quarter ended September 30, 2022.

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

The above table represents the final allocation of the purchase price, noting no material measurement period adjustments. The allocation of the purchase price was subject to revision during the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values, during the measurement period are recorded in the reporting period in which the adjustment amounts are determined.

6. FINANCE RECEIVABLES

The Company's finance receivables consist of financed devices under its QuickStart program. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of September 30, 2022 and June 30, 2022, finance receivables consist of the following:

($ in thousands)	September 30, 2022	June 30, 2022
Current finance receivables, net	$6,594	$6,721
Finance receivables due after one year, net	14,809	14,727
Total finance receivables, net of allowance of $1,152 and $760, respectively	$21,403	$21,448

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

At September 30, 2022, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$9,011	$4,985	$1,780	$2,611	$2,798	$14	$21,199
30 days and under	37	29	37	36	16	—	155
31-60 days	18	21	32	26	92	—	189
61-90 days	9	24	32	26	95	—	186
Greater than 90 days	4	67	174	345	233	3	826
Total finance receivables	$9,079	$5,126	$2,055	$3,044	$3,234	$17	$22,555

At June 30, 2022, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$7,451	$5,047	$2,758	$2,593	$2,807	$103	$20,759
30 days and under	18	10	32	56	94	3	213
31-60 days	25	23	26	58	100	—	232
61-90 days	25	14	20	46	91	—	196
Greater than 90 days	41	47	97	232	391	—	808
Total finance receivables	$7,560	$5,141	$2,933	$2,985	$3,483	$106	$22,208

At September 30, 2022, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$9,075	$4,823	$1,729	$2,554	$2,867	$10	$21,058
Low ratio customers	4	303	326	490	367	7	1,497
Total finance receivables	$9,079	$5,126	$2,055	$3,044	$3,234	$17	$22,555

At June 30, 2022, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$7,498	$4,853	$2,688	$2,623	$2,950	$102	$20,714
Low ratio customers	62	288	245	362	533	4	1,494
Total finance receivables	$7,560	$5,141	$2,933	$2,985	$3,483	$106	$22,208

The following table represents a rollforward of the allowance for finance receivables for the three months ending September 30, 2022 and 2021:

	Three months ended September 30,	Three months ended September 30,
($ in thousands)	2022	2021

Balance at June 30	$760	$1,109
Provision for expected losses	392	100
Balance at September 30	$1,152	$1,209

Cash to be collected on our performing finance receivables due for each of the fiscal years are as follows:

($ in thousands)
2023	$5,817
2024	7,106
2025	5,353
2026	3,933
2027	2,140
Thereafter	462
Total amounts to be collected	24,811
Less: interest	(2,256)
Less: allowance for receivables	(1,152)
Total finance receivables	$21,403

7. ACCOUNTS RECEIVABLE

Accounts receivable include amounts due to the Company for sales of equipment, other amounts due from customers, merchant service receivables, contract manufacturers, and unbilled amounts due from customers, net of the allowance for uncollectible accounts. Accounts receivable, net of the allowance for uncollectible accounts were $41.4 million as of September 30, 2022 and $37.7 million as of June 30, 2022. Accounts receivable from one contract manufacturer represented 17% and 16% of accounts receivable, as of September 30, 2022 and June 30, 2022, respectively.

The Company maintains an allowance for doubtful accounts for losses resulting from the inability of its customers to make required payments, including from a shortfall in the customer transaction fund flow from which the Company would normally collect amounts due. The allowance is calculated under an expected loss model. We estimate our allowance using an aging analysis of the receivables balances, primarily based on historical loss experience. Furthermore, current conditions are analyzed on a quarterly basis as we reassess whether our receivables continue to exhibit similar risk characteristics as the prior measurement date, and determine if the reserve calculation needs to be adjusted for new developments, such as a customer’s inability to meet its financial obligations. The Company writes off receivable balances against the allowance for doubtful accounts when management determines the balance is uncollectible and the Company ceases collection efforts.

The following table represents a rollforward of the allowance for doubtful accounts for the three months ending September 30, 2022 and 2021:

	Three months ended September 30,
($ in thousands)	2022	2021
Beginning balance of allowance as of June 30	$9,328	$7,715
Write-offs	(127)	—
Provision for expected losses	1,044	312
Balance at September 30	$10,245	$8,027

The increase in the provision for expected losses for the three months ended September 30, 2022 was driven by an increase in the accounts receivable balances from additional equipment sales during the quarter and an increase in the aging profile of our outstanding accounts receivable balances. We have taken various steps with a focus on increasing collection effort to reduce outstanding accounts receivables such as hiring of additional accounts receivable personnel, reducing operational inefficiencies within our processes and moving customers to a transaction fund flow model for equipment sales.

8. LOSS PER SHARE CALCULATION

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

	Three months ended September 30,
($ in thousands, except per share data)	2022	2021

Numerator for basic and diluted loss per share
Net loss	$(8,574)	$(1,291)
Preferred dividends	(334)	(334)
Net loss applicable to common shareholders	(8,908)	(1,625)

Denominator for basic loss per share - Weighted average shares outstanding	71,207,750	71,175,927
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	71,207,750	71,175,927

Basic and diluted loss per share	$(0.13)	$(0.02)
Anti-dilutive shares excluded from the calculation of diluted loss per share were approximately 6 million and 4 million for the three months ended September 30, 2022 and September 30, 2021, respectively.
9. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of September 30, 2022
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	$1,705	$(1,201)	$504	1 - 7 years
Developed technology	11,819	(9,234)	2,585	5 - 6 years
Customer relationships	19,339	(5,302)	14,037	5 - 18 years
Total intangible assets	$32,863	$(15,737)	$17,126

Goodwill	66,656	—	66,656	Indefinite

	As of June 30, 2022
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	1,705	(1,133)	572	1 - 7 years
Developed technology	11,819	(8,761)	3,058	5 - 6 years
Customer relationships	19,339	(5,022)	14,317	5 - 18 years
Total intangible assets	$32,863	$(14,916)	$17,947

Goodwill	66,656	—	66,656	Indefinite

For the three months ended September 30, 2022 and September 30, 2021, there was $0.8 million for each respective period in amortization expense related to intangible assets that was recognized.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is a single reporting unit for purposes of testing goodwill for impairment. During the three months ended September 30, 2022 and September 30, 2021, the Company did not recognize any impairment charges related to goodwill.

10. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of September 30, 2022 and June 30, 2022 consisted of the following:

	As of September 30,	As of June 30,
($ in thousands)	2022	2022

JPMorgan Credit Facility*	14,625	14,813
Other obligations	65	70
Less: unamortized issuance costs and debt discount	(240)	(261)
Total	14,450	14,622
Less: debt and other financing arrangements, current	(693)	(692)
Debt and other financing arrangements, noncurrent	$13,757	$13,930
* See discussion below on amendment to the JPMorgan Credit Facility.

Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended
	September 30,
($ in thousands)	2022	2021
JPMorgan Credit Facility*	278	230
Other interest expense	199	248
Total interest expense	$477	$478
* See discussion below on amendment to the JPMorgan Credit Facility.

JPMorgan Chase Bank Credit Agreement

JP Morgan Agreement dated August 14, 2020 and amendment dated March 2, 2021

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

The Amended JPMorgan Credit Facility has a four year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans; provided that until June 30, 2022 the applicable margin shall be 2.75% for base rate loans and 3.75% for SOFR loans. Subject to the occurrence of a material acquisition and the Company’s total leverage ratio exceeding 3.00 to 1.00, the interest rate on the loans may increase by 0.25%. In an event of default, the interest rate may be increased by 2.00%. The Amended JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. As of September 30, 2022, the total applicable interest rate for the Amended Secured Term Facility is 6.3%.

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
The Company was in compliance with its financial covenants for the Amended JPMorgan Credit Facility as of September 30, 2022.

References to "JPMorgan Credit Facility" in the Condensed Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of the Form 10-Q specifically refers to the 2021 JPMorgan Credit Facility prior to March 17, 2022 and to the Amended JPMorgan Credit Facility subsequent to and as of March 17, 2022.
11. ACCRUED EXPENSES
Accrued expenses consisted of the following as of September 30, 2022 and June 30, 2022:

	As of September 30,	As of June 30,
($ in thousands)	2022	2022

Sales tax reserve	$14,889	$14,694
Accrued compensation and related sales commissions	1,451	3,289
Operating lease liabilities, current	1,505	1,538
Accrued professional fees	5,781	4,200
Accrued taxes and filing fees payable	2,625	2,036
Contingent consideration arrangement for the Yoke acquisition*	—	1,000
Other accrued expenses	1,125	1,397
Total accrued expenses	$27,376	$28,154
* See Note 5 - Acquisition for description of the contingent consideration arrangement.

12. INCOME TAXES

For the three months ended September 30, 2022, the Company recorded an income tax provision of $26 thousand. As of September 30, 2022, the Company reviewed the existing deferred tax assets and continues to record a full valuation against its deferred tax assets. The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of September 30, 2022, the Company had a total unrecognized income tax benefit of $0.6 million. The provision is based upon actual loss before income taxes for the three months ended September 30, 2022, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

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

No stock options were granted during the three months ended September 30, 2021. The fair value of options granted during the three months ended September 30, 2022 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

Three months ended September 30,
2022
Expected volatility (percent)	74.6% - 75.1%
Weighted average expected life (years)	4.5
Dividend yield (percent)	0.0%
Risk-free interest rate (percent)	2.7% - 3.2%
Number of options granted	600,000
Weighted average exercise price	$6.51
Weighted average grant date fair value	$3.91

Stock based compensation related to stock options with an established grant date for the three months ended September 30, 2022 and 2021 was $1.0 million and $0.8 million, respectively.

Performance based awards

The Company has awarded stock options to certain executives which vest each year over a three to four year period. These stock options are subject to the achievement of performance goals to be established by the Company's Board for each fiscal year. The Compensation Committee of the Board of Directors has established the performance metrics as a price target for the trading price of the Company’s common stock in each applicable fiscal year. The price target is achieved if the average closing price of the common stock during any consecutive 30-trading-day period during the applicable fiscal year meets or exceeds: (i) $10.50 in the case of fiscal year 2021; (ii) $13.50 in the case of fiscal year 2022; (iii) $16.50 in the case of fiscal year 2023; and (iv) $19.50 in the case of fiscal year 2024. If at least 80% of the performance goals for an applicable fiscal year are achieved, the Compensation Committee may determine that the portion of the option eligible to vest based on such fiscal year’s performance will vest on a prorated basis. In so determining, the Compensation Committee will consider the Company’s performance relative to its market competitors and any other considerations deemed relevant by the Compensation Committee. The Compensation Committee’s guideline is generally that for every percentage point the achieved price falls below the price target, the percentage of the performance options eligible to vest in respect of the applicable fiscal year should be reduced by 2%, but the Compensation Committee may vary this formula in its sole discretion.

For these performance based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a "Grant Date" as defined in ASC Topic 718 Compensation — Stock Compensation, has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. The total expense recognized for the three months ended September 30, 2022 and September 30, 2021 for these awards was $(0.2) million and $0.6 million, respectively.

COMMON STOCK AWARDS

Two employees of Hudson Executive, a greater than 10% shareholder and a related party of the Company, entered into consulting agreements with the Company in August and September of 2020, respectively, under which the consultants provided financial and strategic analysis and advisory services to the Company's CEO through July 31, 2021. As consideration for the services, in March 2021 the consultants were granted a total of 80,000 restricted stock units. In September 2021, the Company extended these consulting agreements through July 31, 2022 and, in connection therewith, the consultants were granted an additional 20,000 restricted stock units. On February 2, 2022, the Board of Directors of the Company appointed one of the above mentioned employees of Hudson Executive as a director of the Company, effective immediately. In connection with the appointment to the Board, the consulting agreement for that individual was terminated, effective February 2, 2022. The total expense recognized for the three months ended September 30, 2022 and September 30, 2021 for these consulting agreements was immaterial.

The total expense recognized for common stock awards (excluding the consulting agreement described separately above) for the three months ended September 30, 2022 and 2021 was $0.5 million and $0.4 million, respectively.

PREFERRED STOCK

During the three months ended September 30, 2022, the Company retired 59,281 shares of its Series A convertible preferred stock that it purchased for an aggregate amount of approximately $2.45 million.

The repurchase transaction was primarily accounted for as an extinguishment of preferred stock and recorded as a decrease to the carrying value of the preferred stock in the amount of $0.42 million and common stock of $1.73 million for an aggregate amount of $2.15 million that was included within the Cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

The remaining $0.3 million was deemed to be an amount in excess of the fair value of the preferred stock and was recorded within Operating expenses in the Condensed Consolidated Statements of Operations and Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

14. COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

As of September 30, 2022, the Company had firm commitments to purchase inventory of approximately $16 million over the next two years.

15. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company and a recurring monthly subscription fee for the analytics services. The total expense recognized within Cost of subscription and transaction fees for the three months ended September 30, 2022 and 2021 for these arrangements was $0.1 million and $0.3 million, respectively.

See Note 13 - Equity for information on transactions relating to Hudson Executive.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of Cantaloupe, Inc. (“Cantaloupe” or the “Company”). For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected include, for example:
•general economic, market or business conditions unrelated to our operating performance, including the impact of the ongoing COVID-19 pandemic;
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
•disruptions in or inefficiencies to our supply chain and/or operations including the impacts of the COVID-19 pandemic;
•the risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, packaging and transportation;
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
•whether we are able to fully remediate our material weaknesses in our internal controls over financial reporting or continue to experience material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;

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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above, or those discussed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“2022 Form 10-K”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.
Any forward-looking statement made by us in this Form 10-Q speaks only as of the date of this Form 10-Q.  Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW OF THE COMPANY

Cantaloupe, Inc., is organized under the laws of the Commonwealth of Pennsylvania. We are a digital payments and software services company that provides end-to-end technology solutions for the unattended retail market. We are transforming the unattended retail world by offering a single platform for self-service commerce which includes integrated payments processing and software solutions that handle inventory management, pre-kitting, route logistics, warehouse and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, car wash, electric vehicle charging stations, commercial laundry, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.

The Company's fiscal year ends June 30. The Company generates revenues in multiple ways. During the three months ended September 30, 2022, we derived approximately 81% and 19% from subscription and transaction fees and equipment sales, respectively. During the three months ended September 30, 2021, we derived approximately 89% and 11% from subscription and transaction fees and equipment sales, respectively.

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

3G Network discontinuation and upgrade cycle
The Company currently has a large customer base with over 1 million Active Devices connected to our platform which we have built over 30 years of being a key player in the unattended retail industry. The major telecommunication service providers in North America have been phasing out older generation cellular networks (2G and 3G networks) over the past year due to capacity and bandwidth limitations to make room for newer technologies that are faster, more reliable, provides a wider range of coverage, and overall enables a more responsive device.

A significant portion of our customer base and Active Devices were impacted by the discontinuation of the 3G wireless networks as these devices would be unable to operate after December 31, 2022. Our transition away from the 3G wireless network is nearing completion as the major cellular service providers phase these networks out in North America by December 31, 2022. The upgrade in cellular networks has impacted our industry and has required the Company to offer discounts to strategic customers especially during fiscal year 2023 to ensure that our existing customer base is properly transitioned to the new platform. These discounts, which we expect to continue through the end of the calendar year, contributed to the decrease in our equipment sales margin in the current quarter.

Key Developments during the Quarter

Key developments of the Company for the fiscal quarter ended September 30, 2022 are below:
•25,019 Active Customers (as defined below) and 1.15 million Active Devices on our service;
•Revenues of $57.8 million, an increase of 26% year over year. The increase was led by a sixth consecutive quarter of record transaction fees revenue;
•We finalized the migration of payment processors to Fiserv which we expect to deliver future cost savings;
•In July 2022, we migrated our cloud hosting services to Amazon Web Services (AWS) platform. Outside of software development costs, we incurred one-time costs of approximately $1 million during the fiscal quarter across transaction processing fees, professional services fees and other costs to implement and stabilize our platform. Completion of this migration supports our continued focus on ensuring we have a reliable, resilient and scalable infrastructure to support our growing network of devices and customers;
•We had approximately of $1.8 million of increased costs of equipment sales associated with inflation experienced within our supply chain and unfavorable prices paid to secure certain key component parts to meet production and delivery timelines caused by a greater than anticipated surge in the demand for our ePort hardware products. The increased demand related to our customers upgrading their payment devices in anticipation of the 3G network discontinuation events described above; and
•We continue to see significant customer interest and growth in the newly launched Cantaloupe ONE Platform, a bundled subscription model, which provides operators the flexibility and predictability of a monthly, fixed subscription amount covering the hardware and service fees.
As of September 30, 2022, we have approximately 225 employees across the United States and offices in Malvern, Pennsylvania and Atlanta, Georgia.

COVID-19 Update

The Company, its employees, and its customers operate in geographic locations in which its business operations and financial performance continues to be affected by the COVID-19 pandemic. While businesses, schools and other organizations re-open, which has led to increased foot-traffic to distributed assets containing our electronic payment solutions, the emergence of new strains and variants and resurgence of the virus, such as the outbreak of the Omicron variant in early calendar year 2022, have led and may in the future lead to additional shutdowns, closures, and other follow-on impacts including supply chain disruptions, which may impact our operations and financial results. During fiscal year 2023, we experienced elevated component and supply chain costs necessary for the production and distribution of our hardware products. Such impacts to our financial statements include, but are not limited to, increased costs of sales incurred, impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation for the quarter ended September 30, 2022. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

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

	As of and for the three months ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Devices:
Active Devices (thousands)	1,151	1,137	1,125	1,123	1,115

Customers:
Active Customers	25,019	23,991	22,818	21,315	20,738

Volumes:
Total Number of Transactions (millions)	276.3	274.6	258.6	261.7	257.9
Total Dollar Volume of Transactions (millions)	639.5	616.1	562.0	555.3	553.4

Highlights for the quarter ended September 30, 2022 include:
•1.15 million Active Devices compared to the same quarter last year of 1.11 million, an increase of approximately 36 thousand Active Devices, or 3%;
•25,019 Active Customers on our service compared to the same quarter last year of 20,738, an increase of 4,281 Active Customers, or 21%; and
•$639.5 million in Total Dollar Volume of Transactions for the quarter ended September 30, 2022 compared to $553.4 million for the quarter ended September 30, 2021, an increase of $86.1 million, or 16%. See "Revenues and Gross Profit" in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional information.

FINANCIAL PERFORMANCE

The following tables summarize our results of operations and significant changes in our financial performance for the periods presented:

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues and Gross Profit

	Three months ended September 30,		Percent Change
($ in thousands)	2022	2021
Revenues:
Subscription and transaction fees	$47,075	$40,625	15.9%
Equipment sales	10,707	5,155	107.7%
Total revenues	57,782	45,780	26.2%

Costs of sales:
Cost of subscription and transaction fees	30,370	26,024	16.7%
Cost of equipment sales	13,250	4,880	171.5%
Total costs of sales	43,620	30,904	41.1%

Gross profit:
Subscription and transaction fees	16,705	14,601	14.4%
Equipment sales	(2,543)	275	(1,024.7)%
Total gross profit	$14,162	$14,876	(4.8)%

Gross margin:
Subscription and transaction fees	35.5%	35.9%
Equipment sales	(23.8)%	5.3%
Total gross margin	24.5%	32.5%

Revenues.  Total revenues increased by $12.0 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase in revenues is attributed to a $6.5 million and $5.6 million increase in subscription and transaction fees and equipment sales, respectively.

The increase in subscription and transaction fees is primarily driven by increased processing volumes, with an approximately 16% increase in total dollar volumes for the three months ended September 30, 2022 compared to the same period in 2021. We continue to benefit as businesses, schools and other organizations across the country continue to maintain normal levels of operations. Our subscription fees have increased 11% for the three months ended September 30, 2022 compared to the same period in 2021 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base. Lastly we have experienced a 3% increase in the Active Devices count compared to the same period last year which has also contributed to an increase in subscription and transaction fees.

The increase in equipment sales relates to more equipment shipments in the current period compared to the same period in the last year driven by continued upgrades by our customers from 3G to 4G network compatible devices and customers upgrading their hardware devices to the latest payment technology security standards. We expect equipment sales to continue to be a significant contributor to our total revenues through the 3G network discontinuation date in North America through the end of the 2022 calendar year.

Cost of sales. Cost of sales increased $12.7 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase in cost of sales is attributed to a $4.3 million and $8.4 million increase in subscription and transaction costs and equipment costs respectively. The increase in subscription and transaction costs was primarily driven by an increase in transaction processing fees corresponding with an increase in processing volumes and an one-time costs of approximately $0.8 million incurred during the current fiscal quarter due to additional transaction processing fees that were related to implementing and stabilizing our platform as part of the AWS migration.

The increase in cost of sales for equipment was primarily driven by $1.8 million of increased cost experienced within our supply chain due to inflation and unfavorable prices paid to secure certain key component parts to meet production and delivery timelines caused by a greater than anticipated surge in the demand for our ePort hardware products. The increased demand related to our customers upgrading their payment devices in anticipation of the 3G network discontinuation events described above (See 3G Network discontinuation and upgrade cycle section). We have taken steps to mitigate the impact of the materials shortages on our business, including increasing the amount of inventory we have on hand and negotiating fixed pricing with suppliers. We do however anticipate higher pricing levels on certain component parts as we conclude the 3G upgrade cycle through the end of the calendar year.

Gross margin. Total gross margin decreased from 32.5% for the three months ended September 30, 2021 to 24.5% for the three months ended September 30, 2022.  The decrease in gross margin was primarily a result of lower equipment sales margins due to increased supply chain costs compared to same period in the prior year.

Subscription and transaction fees gross margin was relatively consistent for the three months ended September 30, 2022 compared to the same period in 2021. However, we incurred one-time processing costs of approximately $0.8 million during the current fiscal quarter as a result of additional transaction processing fees to implement and stabilize our platform as part of the AWS migration. The increase in transaction fees costs were offset with lower costs for our payment processor and payment networks which were a result of migrating payment processors and negotiating favorable rates with the card network providers. Additionally, we have seen an increase in average price per transaction relative to the same period in the prior year, which is additive to our gross margin.

Operating Expenses

	Three months ended September 30,		Percent Change
Category ($ in thousands)	2022	2021
Sales and marketing	$2,525	$2,339	8.0%
Technology and product development	6,865	5,389	27.4%
General and administrative expenses	11,578	7,264	59.4%
Investigation, proxy solicitation and restatement expenses	397	—	100.0%
Depreciation and amortization	1,315	1,022	28.7%
Total operating expenses	$22,680	$16,014	41.6%

Total operating expenses.  Operating expenses increased by $6.7 million for the three months ended September 30, 2022 compared to the same period in 2021. This change is attributed to an increase of $4.3 million in general and administrative expenses, a $1.5 million increase in technology and product development expenses and a $0.4 million increase in investigation, proxy solicitation and restatement expenses. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $0.2 million for the three months ended September 30, 2022, as compared to the same period in 2021 and relates primarily to higher sales and marketing employee headcount in the current quarter to support our expanding business and service offerings in the United States and internationally.

Technology and product development. Technology and product development expenses increased approximately $1.5 million for the three months ended September 30, 2022, as compared to the same period in 2021. We have continued to execute on our key objectives of investing in innovative technologies to further strengthen our network environment and platform. The primary increase in technology and product development expenses for the three months ended September 30, 2022 related to increase in professional services relating to the AWS migration, developing a payment gateway for international expansion initiatives and implementing tools to monitor our network and infrastructure.

General and administrative expenses. General and administrative expenses increased approximately $4.3 million for the three months ended September 30, 2022, as compared to the same period in 2021. The increase in general and administrative expenses was primarily driven by a $0.9 million increase in bad debt expense due to higher receivable balances and an increase in the aging profile of receivable balances, $0.3 million impairment of rental equipment as part of a contract extension with a large customer of the Company, $1.1 million increase in professional services fees relating to financial and legal services to expand and strengthen our market position and additional compliance costs incurred as a result of our delayed annual report filing, and a one-time insurance recovery of $0.7 million in the prior year quarter which was recorded as a reduction of general and administrative expenses.

Investigation, proxy solicitation, and restatement expenses. The Company did not incur any material investigation, proxy solicitation and restatement expenses for the three months ended September 30, 2021. For the three months ended September 30, 2022, the Company and former officers incurred additional legal charges primarily relating to responding to inquiries from the Securities and Exchange Commission (“SEC”) in regards to the 2019 Investigation as disclosed in the section

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Depreciation and amortization. Depreciation and amortization expense was predominantly consistent for the three months ended September 30, 2022 and September 30, 2021.

Other Income (Expense), Net

	Three months ended September 30,		Percent Change
($ in thousands)	2022	2021
Other income (expense):
Interest income	$567	$473	19.9%
Interest expense	(477)	(478)	(0.2)%
Other income (expense)	(120)	(59)	(103)%
Total other expense, net	$(30)	$(64)	(53.1)%

Other expense, net.  Other income (expense) was predominantly consistent as a whole for the three months ended September 30, 2022 and September 30, 2021.

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

Below is a reconciliation of U.S. GAAP net loss to Adjusted EBITDA for the three months ended September 30, 2022 and September 30, 2021:

	Three months ended September 30,
($ in thousands)	2022	2021
U.S. GAAP net loss	$(8,574)	$(1,291)
Less: interest income	(567)	(473)
Plus: interest expense	477	478
Plus: income tax provision	26	89
Plus: depreciation expense included in costs of sales for rentals	242	264
Plus: depreciation and amortization expense in operating expenses	1,315	1,022
EBITDA	(7,081)	89
Plus: stock-based compensation (a)	1,318	1,762
Plus: investigation, proxy solicitation and restatement expenses (b)	397	—
Adjustments to EBITDA	1,715	1,762
Adjusted EBITDA	$(5,366)	$1,851

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $50.8 million as of September 30, 2022; (2) the cash that may be provided by operating activities; (3) up to $15 million available to be drawn on the Amended Revolving Facility with JPMorgan Chase Bank, N.A.; and (4) up to an additional $10 million available through March 2023 to be drawn on the Amended Secured Term Facility with JPMorgan Chase Bank, N.A.

The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $14.9 million in the aggregate as of September 30, 2022. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

The Company believes that its current financial resources will be sufficient to fund its current twelve-month operating budget from the date of issuance of these condensed consolidated financial statements.

Below are charts that reflect our cash liquidity and outstanding debt as of September 30, 2022 and June 30, 2022:

Cash Flows

See Condensed Consolidated Statement of Cash Flows in Part I, Item 1 of this Quarterly Report for details on the changes in cash and cash equivalents classified by operating, investing and financing activities during our respective reporting periods.
Net cash used in operating activities

Cash used in operating activities was $9.0 million for the three months ended September 30, 2022 compared to cash used in operating activities of $0.9 million in the same period in the prior year. The net cash used in operating activities reflects our net loss of $8.6 million adjusted by $5.2 million in non-cash operating charges and $5.7 million utilized by working capital accounts.

Cash utilized by working capital accounts of approximately $5.7 million was principally a function of an increase of accounts receivable of $4.7 million, $3.9 million to increase our inventory on hand, offset by an increase of accounts payable and accrued expenses of approximately $3.6 million. Increase in inventory is driven by increased equipment sales as well as strategic planning to mitigate potential supply chain disruptions. The Company has increased inventory on hand in order to fulfill orders as they are placed and as we anticipate orders for customers who are continuing to upgrade 3G devices to 4G as the 3G network sunset date approaches near the end of calendar year 2022. Increase in cash utilized by accounts receivable was a result of increased sales and processing volumes during the fourth quarter of fiscal year 2022 and the first quarter for fiscal year 2023.

Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, and provisions for expected losses.

Net cash used in investing activities

Cash used in investing activities was $5.0 million for the three months ended September 30, 2022 compared to cash used in investing activities of $4.5 million in the same period in the prior year. Increase in cash used is due to a $3.3 million increase in property and equipment balances driven primarily by the Company's continued focus on investing in innovative technologies and products and an increase in rental devices enrolled in the Company's Cantaloupe One program. This is offset by cash paid for the Yoke acquisition of $2.9 million during the three months ended September 30, 2021.

Net cash used in financing activities

Cash used in financing activities was $3.3 million for the three months ended September 30, 2022 compared to cash used in financing activities of $0.2 million in the same period in the prior year. For the three months ended September 30, 2022, the Company repurchased Series A Convertible Preferred Stock and paid out contingent consideration relating to its acquisition of Yoke Payments.

CONTRACTUAL OBLIGATIONS

During the three months ended September 30, 2022, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

CRITICAL ACCOUNTING POLICIES

During the three months ended September 30, 2022, there were no significant changes to our critical accounting policies from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Our exposures to market risk have not changed materially since June 30, 2022.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2022, as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A. of our 2022 Form 10-K.
(b) Changes in Internal Control over Financial Reporting

Other than the remediation plan disclosed in Item 9A. of our 2022 Form 10-K, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As discussed in Item 9A. of our 2022 Form 10-K, we have begun remediation activities to alleviate the identified material weaknesses. The material weaknesses cannot be considered remediated until the related controls have operated for a sufficient period of time and until management has concluded, through testing, that the controls are operating effectively. The company anticipates completing the remediation of the controls related to revenue and associated accounts by the third quarter of fiscal year 2023. We also anticipate the remediation of the identified material weakness regarding information technology general controls and management’s design and monitoring activities of entity level controls to be remediated by the end of fiscal year 2023.

Part II - Other Information

Item 1. Legal Proceedings.

The information required by this Item is incorporated herein by reference to the Notes to condensed consolidated financial statements, Note 14 – Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3. Defaults Upon Senior Securities.

There were no defaults on any senior securities. The total liquidation preference including accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2022 was $19.5 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on February 4, 2022).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 10, 2021)

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 9, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022, (2) the Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 2022 and 2021, (3) the Condensed Consolidated Statements of Shareholders’ Equity for the three-month periods ended September 30, 2022 and 2021, (4) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2022 and 2021, and (5) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 9, 2022, is formatted as Inline iXBRL and contained in Exhibit 101.
______________________________________
*    Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: November 9, 2022	/s/ Ravi Venkatesan
Ravi Venkatesan
Chief Executive Officer

Date: November 9, 2022	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer