Form 10-Q
period 2022-12-31
CANTALOUPE, INC.
filed 2023-02-09
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 3, 2023 there were 72,462,969 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

($ in thousands, except share data)	December 31, 2022 (Unaudited)	June 30, 2022

Assets
Current assets:
Cash and cash equivalents	$28,143	$68,125
Accounts receivable, net	45,721	37,695
Finance receivables, net	7,757	6,721
Inventory, net	26,895	19,754
Prepaid expenses and other current assets	3,471	4,285
Total current assets	111,987	136,580

Non-current assets:
Finance receivables due after one year, net	14,520	14,727
Property and equipment, net	20,535	12,784
Operating lease right-of-use assets	1,778	2,370
Intangibles, net	29,535	17,947
Goodwill	92,241	66,656
Other assets	4,815	4,568
Total non-current assets	163,424	119,052

Total assets	$275,411	$255,632

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$48,575	$48,440
Accrued expenses	29,474	28,154
Current obligations under long-term debt	1,192	692
Deferred revenue	1,970	1,893
Total current liabilities	81,211	79,179

Long-term liabilities:
Deferred income taxes	217	186
Long-term debt, less current portion	38,082	13,930
Operating lease liabilities, non-current	1,808	2,366
Total long-term liabilities	40,107	16,482

Total liabilities	121,318	95,661
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 and 445,063 issued and outstanding, with liquidation preferences of $19,457 and $22,115 at December 31, 2022 and June 30, 2022, respectively	2,720	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized	—	—
Common stock, no par value, 640,000,000 shares authorized, 72,462,969 and 71,188,053 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	473,605	469,918
Accumulated deficit	(322,232)	(313,085)
Total shareholders’ equity	151,373	156,833
Total liabilities, convertible preferred stock and shareholders’ equity	$275,411	$255,632
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands, except per share data)	2022	2021	2022	2021
Revenues:
Subscription and transaction fees	$48,932	$41,188	$96,007	$81,812
Equipment sales	12,398	9,903	23,105	15,059
Total revenues	61,330	51,091	119,112	96,871

Costs of sales:
Cost of subscription and transaction fees	30,202	24,919	60,572	50,944
Cost of equipment sales	12,687	10,182	25,937	15,062
Total costs of sales	42,889	35,101	86,509	66,006

Gross profit	18,441	15,990	32,603	30,865

Operating expenses:
Sales and marketing	3,210	1,745	5,735	4,084
Technology and product development	5,299	5,780	12,164	11,169
General and administrative	6,559	7,672	18,137	14,936
Investigation, proxy solicitation and restatement expenses	150	—	547	—
Integration and acquisition expenses	2,787	—	2,787	—
Depreciation and amortization	1,350	1,113	2,666	2,135
Total operating expenses	19,355	16,310	42,036	32,324

Operating loss	(914)	(320)	(9,433)	(1,459)

Other income (expense):
Interest income	878	445	1,445	918
Interest expense	(518)	(475)	(995)	(953)
Other income (expense)	23	(16)	(97)	(75)
Total other income (expense), net	383	(46)	353	(110)

Loss before income taxes	(531)	(366)	(9,080)	(1,569)
Provision for income taxes	(42)	(102)	(67)	(191)

Net loss	(573)	(468)	(9,147)	(1,760)
Preferred dividends	—	—	(334)	(334)
Net loss applicable to common shares	$(573)	$(468)	$(9,481)	$(2,094)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.13)	$(0.03)

Weighted average number of common shares outstanding used to compute net loss per share applicable to common shares
Basic and diluted	71,629,939	70,969,246	71,418,845	71,072,587
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Six Month Period Ended December 31, 2022

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2022	71,188,053	$469,918	$(313,085)	$156,833
Stock-based compensation and exercises (net)	30,077	1,318	—	1,318
Repurchase of Series A convertible preferred stock	—	(1,733)	—	(1,733)
Net loss	—	—	(8,574)	(8,574)
Balance, September 30, 2022	71,218,130	469,503	(321,659)	147,844
Stock-based compensation and exercises (net)	3,919	160	—	160
Common stock issued for acquisition	1,240,920	3,942	—	3,942
Net loss	—	—	(573)	(573)
Balance, December 31, 2022	72,462,969	$473,605	$(322,232)	$151,373

Six Month Period Ended December 31, 2021

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2021	71,258,047	$462,775	$(311,382)	$151,393
Stock-based compensation and exercises (net)	20,958	1,762	—	1,762
Retirement of common stock	(319,823)	—	—	—
Net loss	—	—	(1,291)	(1,291)
Balance, September 30, 2021	70,959,182	464,537	(312,673)	151,864
Stock based compensation and exercises (net)	28,316	1,453	—	1,453
Net loss	—	—	(468)	(468)
Balance, December 31, 2021	70,987,498	$465,990	$(313,141)	$152,849
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
($ in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(9,147)	$(1,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,477	3,129
Amortization of debt issuance costs and discounts	59	68
Provision for expected losses	1,527	1,313
Provision for inventory reserve	135	342
Depreciation and amortization included in operating expenses	2,666	2,135
Depreciation included in costs of sales for rental equipment	554	518
Other	979	112
Changes in operating assets and liabilities:
Accounts receivable	(6,737)	1,378
Finance receivables	(1,221)	245
Inventory	(5,411)	(6,802)
Prepaid expenses and other assets	755	(160)
Accounts payable and accrued expenses	(1,057)	(4,555)
Operating lease liabilities	(750)	(192)
Deferred revenue	77	(18)
Net cash used in operating activities	(16,094)	(4,247)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(35,913)	(2,900)
Purchase of property and equipment	(9,436)	(4,359)
Net cash used in investing activities	(45,349)	(7,259)

Cash flows from financing activities:
Proceeds from long-term debt	25,000	—
Repayment of long-term debt	(388)	(407)
Contingent consideration paid for acquisition	(1,000)	—
Proceeds from exercise of common stock options	—	86
Repurchase of Series A Convertible Preferred Stock	(2,151)	—
Net cash provided by (used in) financing activities	21,461	(321)

Net decrease in cash and cash equivalents	(39,982)	(11,827)
Cash and cash equivalents at beginning of year	68,125	88,136
Cash and cash equivalents at end of period	$28,143	$76,309

Supplemental disclosures of cash flow information:
Interest paid in cash	$920	$376
Common stock issued in business combination	$3,942	$—

See accompanying notes.

Cantaloupe, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. BUSINESS

Cantaloupe, Inc., is organized under the laws of the Commonwealth of Pennsylvania. We are a software and payments company that provides end-to-end technology solutions for self-service commerce. Cantaloupe is transforming the self-service industry by offering one integrated solution for payments processing, logistics, and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, car wash, electric vehicle charging stations, commercial laundry, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.

On December 1, 2022, the Company acquired all of the equity interests of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M") pursuant to an Equity Purchase Agreement. 32M is a leading provider of software and self-service kiosk-based point of sale and payment solutions that power the micro market industry.

COVID-19 Update

The Company, its employees, and its customers operate in geographic locations in which its business operations and financial performance continues to be affected by the COVID-19 pandemic. While businesses, schools and other organizations re-open, which has led to increased foot-traffic to distributed assets containing our electronic payment solutions, the emergence of new strains and variants and resurgence of the virus, such as the outbreak of the Omicron variant in early calendar year 2022, have led and may in the future lead to additional shutdowns, closures, and other follow-on impacts including supply chain disruptions, which may impact our operations and financial results. During fiscal year 2023, we experienced elevated component and supply chain costs necessary for the production and distribution of our hardware products. Such impacts to our financial statements include, but are not limited to, increased costs of sales incurred, impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation for the quarter ended December 31, 2022. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2023. Actual results could differ from estimates. The balance sheet at June 30, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

3. LEASES

Lessee Accounting
The Company has operating leases for office space, warehouses, and office equipment. At December 31, 2022, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Balance Sheet Classification	As of December 31, 2022	As of June 30, 2022

Assets:	Operating lease right-of-use assets	$1,778	$2,370

Liabilities:
Current	Accrued expenses	$1,346	$1,538
Long-term	Operating lease liabilities, non-current	1,808	2,366
Total lease liabilities		$3,154	$3,904

The operating lease right-of-use assets are significantly lower than total lease liabilities as indicated in table above. The variance is primarily driven by impairment charges recognized on our right-of-use assets of $1.6 million in fiscal year 2021, when we optimized our corporate real estate footprint.

Components of lease cost are as follows:

($ in thousands)	Three months ended December 31, 2022	Three months ended December 31, 2021

Operating lease costs*	516	443

($ in thousands)	Six months ended December 31, 2022	Six months ended December 31, 2021

Operating lease costs*	1,052	885
* Includes short-term lease and variable lease costs, which are not material.
Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Six months ended December 31, 2022	Six months ended December 31, 2021

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,064	$840

Non-cash activity:
Lease assets obtained in exchange for new operating lease liabilities	$—	$471

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases
Remainder of 2023	$886
2024	1,029
2025	707
2026	628
2027	265
Total lease payments	$3,515
Less: Imputed interest	(361)
Present value of lease liabilities	$3,154

Lessor Accounting

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	December 31, 2022	June 30, 2022
Cost	$27,025	25,242
Accumulated depreciation	(22,621)	(22,914)
Net	$4,404	$2,328

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of December 31, 2022 are disclosed within Note 6 - Finance Receivables.

4. REVENUES

Based on similar operational characteristics, the Company's revenues are disaggregated as follows:

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2022	2021	2022	2021
Transaction fees	$32,392	$26,775	$63,687	$53,195
Subscription fees	16,540	14,413	32,320	28,617
Subscription and transaction fees	$48,932	$41,188	$96,007	$81,812
Equipment sales	12,398	9,903	23,105	15,059
Total revenues	$61,330	$51,091	$119,112	$96,871

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended December 31,	Three months ended December 31,
($ in thousands)	2022	2021

Deferred revenue, beginning of the period	$2,069	$1,720
Deferred revenue, end of the period	1,970	1,745
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$119	$120

	Six months ended December 31,	Six months ended December 31,
($ in thousands)	2022	2021

Deferred revenue, beginning of the period	$1,893	$1,763
Deferred revenue, end of the period	1,970	1,745
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$226	$215

The change in the contract liability balances period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

At December 31, 2022, the Company had net capitalized costs to obtain contracts of $0.5 million included in Prepaid expenses and other current assets and $2.5 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. At June 30, 2022, the Company had net capitalized costs to obtain contracts of $0.5 million included in Prepaid expenses and other current assets and $2.3 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired.

During the three and six months ended December 31, 2022, amortization of capitalized contract costs was $0.2 million and $0.4 million respectively. During the three and six months ended December 31, 2021, amortization of capitalized contract costs was $0.2 million and $0.3 million respectively.

Future Performance Obligations

The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year is not significant.

5. ACQUISITION

We completed the following acquisitions in fiscal year 2023 and 2022. Financial results of each transaction are included in our consolidated financial statements from the date of each acquisition.

Three Square Market

On December 1, 2022, the Company acquired all of the equity interests of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M") pursuant to an Equity Purchase Agreement. 32M is a leading provider of software and self-service kiosk-based point of sale and payment solutions to the micro market industry and the acquisition expanded the Company's presence in that industry. In addition to new technology and services, due to 32M’s existing customer base, the acquisition expands the Company’s footprint into new global markets.

The Company paid an aggregate consideration of approximately $40.8 million, which consisted of $36.9 million in cash and 1,240,920 shares of the Company's common stock (the "Stock Consideration") with an aggregate fair value of $3.9 million for the acquisition of 32M. The aggregate cash consideration includes $0.5 million of cash paid into an escrow account for net working capital and other post-closing adjustments. Additionally, the Stock Consideration of 1,240,920 shares ("Escrowed Shares") referred to above were placed into an escrow account to resolve indemnification claims for breach of certain representations and warranties and will be released 50% on the first anniversary of the acquisition date and 50% on the second anniversary of the acquisition date, less any shares that may be returned to Company on account of any indemnity claims. The Escrowed Shares are considered to be issued and outstanding shares of the Company as of the acquisition date.

The company funded the cash consideration of the acquisition by borrowing $25 million of debt from the JPMorgan Credit Facility and the remaining consideration utilizing existing cash on hand.

The acquisition of 32M was accounted for as a business combination using the acquisition method of accounting and which includes the results of operations of the acquired business from the date of acquisition. The purchase price of the acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values using primarily Level 3 inputs under ASC Topic 820, Fair Value Measurement, with the residual of the purchase price recorded as goodwill.

The estimated fair value of the purchase price consideration consisted of the following:

($ in thousands)
Closing cash consideration	$36,854
Stock Consideration	3,942
Fair value of total consideration transferred	$40,796

The following table summarizes the preliminary fair value assigned to the assets acquired and liabilities assumed at the acquisition date of December 1, 2022.

($ in thousands)	Amount
Cash and cash equivalents	$941
Accounts receivable	2,415
Inventories	1,865
Intangible assets	13,222
Other assets	472
Total identifiable assets acquired	18,915
Accounts payable	(1,721)
Tax liabilities	(1,983)
Total liabilities assumed	(3,704)
Total identifiable net assets	15,211
Goodwill	25,585
Fair value of total consideration transferred	$40,796

The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $7.4 million related to developed technology, $5.3 million related to customer relationships, and $0.5 million related to other intangible assets. The fair value of the acquired developed technology was determined using a multi-period excess earnings method. The fair value of the acquired customer relationships was determined using the with-and-without method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets.

Goodwill of $25.6 million arising from the acquisition includes the expected synergies between 32M and the Company and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The above allocation of the purchase price is provisional and is still subject to change within the measurement period. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of the acquisition.

The Company recognized $2.8 million of acquisition related costs that were expensed for the three and six months ended December 31, 2022 These costs are recorded within Integration and acquisition expenses in the Condensed Consolidated Statements of Operations.

The amount of 32M revenue included in the Company’s Condensed Consolidated Statement of Operations from the acquisition date through December 31, 2022 was $1.3 million. The amount of 32M earnings included in the Company’s Condensed Consolidated Statement of Operations from the acquisition date through December 31, 2022 was $0.1 million.

Supplemental disclosure of pro forma information

The following table presents pro forma information as if the acquisition of 32M had occurred on July 1, 2021. The pro forma information presented combines the historical condensed consolidated results of operations of the Company and 32M after giving effect to the preliminary purchase accounting impact of the 32M acquisition related costs (including, but not limited to, amortization associated with the acquired intangible assets, interest expense associated with the Credit Facility to finance a portion of the purchase price, acquisition related costs) and the alignment of accounting policies. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on July 1, 2021, nor are they indicative of any future results. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2022	2021	2022	2021
Revenues	$64,614	$54,856	$127,450	$104,665
Net income (loss)	1,357	(1,393)	(7,640)	(5,526)

The supplemental pro forma earnings for the three and six months ended December 31, 2022 were adjusted to exclude $2.8 million of acquisition related costs.

The supplemental pro forma earnings for the six months ended December 31, 2021 were adjusted to include $2.8 million of acquisition related costs, the components of which were previously described.

Yoke Payments

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

Additionally in connection with the acquisition, the Company will issue common stock to the former owners of Yoke based on the achievement of certain sales growth targets for software licenses through July 31, 2024 and continued employment as of the respective measurement dates. The accounting treatment for these awards in the context of the business combination is to recognize the awards as a post-combination expense and were not included in the purchase price. We will begin recognizing compensation expense for these awards over the requisite service period when it becomes probable that the performance condition would be satisfied pursuant to ASC 718. At each reporting date, we assess the probability of achieving the sales targets and fulfilling the performance condition. As of December 31, 2022, we determined that it is not probable that the performance condition would be satisfied and, accordingly, have not recognized compensation expense related to these awards for the six months ended December 31, 2022.

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

6. FINANCE RECEIVABLES

The Company's finance receivables consist of financed devices under its QuickStart program. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of December 31, 2022 and June 30, 2022, finance receivables consist of the following:

($ in thousands)	December 31, 2022	June 30, 2022
Current finance receivables, net	$7,757	$6,721
Finance receivables due after one year, net	14,520	14,727
Total finance receivables, net of allowance of $864 and $760, respectively	$22,277	$21,448

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

At December 31, 2022, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$8,689	$5,066	$2,044	$2,312	$2,996	$(5)	$21,102
30 days and under	29	59	38	57	73	8	264
31-60 days	14	37	32	50	66	8	207
61-90 days	12	22	32	42	63	9	180
Greater than 90 days	39	112	140	490	530	77	1,388
Total finance receivables	$8,783	$5,296	$2,286	$2,951	$3,728	$97	$23,141

At June 30, 2022, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$7,451	$5,047	$2,758	$2,593	$2,807	$103	$20,759
30 days and under	18	10	32	56	94	3	213
31-60 days	25	23	26	58	100	—	232
61-90 days	25	14	20	46	91	—	196
Greater than 90 days	41	47	97	232	391	—	808
Total finance receivables	$7,560	$5,141	$2,933	$2,985	$3,483	$106	$22,208

At December 31, 2022, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$8,744	$4,983	$1,956	$2,299	$3,039	$22	$21,043
Low ratio customers	39	313	330	652	689	75	2,098
Total finance receivables	$8,783	$5,296	$2,286	$2,951	$3,728	$97	$23,141

At June 30, 2022, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$7,498	$4,853	$2,688	$2,623	$2,950	$102	$20,714
Low ratio customers	62	288	245	362	533	4	1,494
Total finance receivables	$7,560	$5,141	$2,933	$2,985	$3,483	$106	$22,208

The following table represents a rollforward of the allowance for finance receivables for the six months ending December 31, 2022 and 2021:

	Six months ended December 31,	Six months ended December 31,
($ in thousands)	2022	2021

Balance at June 30	$760	$1,109
Provision for expected losses	392	100
Balance at September 30	$1,152	$1,209
Provision for expected losses	—	100
Write-offs	(288)	(247)
Balance at December 31	$864	$1,062

Cash to be collected on our performing finance receivables due for each of the fiscal years are as follows:

($ in thousands)
2022	$4,390
2023	7,483
2024	5,730
2025	4,311
2026	2,519
Thereafter	631
Total amounts to be collected	25,064
Less: interest	(1,923)
Less: allowance for receivables	(864)
Total finance receivables	$22,277

7. ACCOUNTS RECEIVABLE

Accounts receivable primarily include amounts due to the Company for sales of equipment and subscription fees, settlement receivables for amounts due from third-party payment processors and receivables from contract manufacturers, net of the allowance for uncollectible accounts. Accounts receivable, net of the allowance for uncollectible accounts were $45.7 million as of December 31, 2022 and $37.7 million as of June 30, 2022.

Concentrations

Accounts receivable from one contract manufacturer represented 16% of accounts receivable, net of allowance as of December 31, 2022 and June 30, 2022. The Company also had accounts payable due to this contract manufacturer as of December 31, 2022. On January 31, 2023, the Company entered into an Offset and Release of Claims Agreement with this counterparty. As part of the agreement, outstanding receivables and payables were offset and the net position was settled through a cash disbursement from the Company. The accounts receivable balance with the contract manufacturer that was outstanding as of December 31, 2022 has subsequently been fully resolved.

Accounts receivable with the Company's largest customer represented represented 15% and 17% of accounts receivable, net of allowance as of December 31, 2022 and June 30, 2022 respectively. The Company has collected approximately $2.9 million of outstanding accounts receivables in January 2023 resulting in a significant reduction of this concentration.

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

The following table represents a rollforward of the allowance for doubtful accounts for the three months ending December 31, 2022 and 2021:

	Six months ended December 31,
($ in thousands)	2022	2021
Beginning balance of allowance as of June 30	9,328	7,715
Provision for expected losses	1,044	312
Write-offs	(127)	—
Balance at September 30	10,245	8,027
Provision for expected losses	91	801

Write-offs	(214)	(566)
Balance at December 31	10,122	8,262

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

	Three months ended December 31,
($ in thousands, except per share data)	2022	2021

Numerator for basic and diluted loss per share
Net loss	$(573)	$(468)
Preferred dividends	—	—
Net loss applicable to common shareholders	(573)	(468)

Denominator for basic loss per share - Weighted average shares outstanding	71,629,939	70,969,246
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	71,629,939	70,969,246

Basic and diluted loss per share	$(0.01)	$(0.01)

	Six months ended December 31,
($ in thousands, except per share data)	2022	2021

Numerator for basic and diluted loss per share
Net loss	$(9,147)	$(1,760)
Preferred dividends	(334)	(334)
Net loss applicable to common shareholders	(9,481)	(2,094)

Denominator for basic loss per share - Weighted average shares outstanding	71,418,845	71,072,587
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	71,418,845	71,072,587

Basic and diluted loss per share	$(0.13)	$(0.03)
Anti-dilutive shares excluded from the calculation of diluted loss per share were approximately 5 million for the three and six months ended December 31, 2022 and approximately 4 million for the three and six months ended December 31, 2021.
9. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of December 31, 2022
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	$2,226	$(1,260)	$966	1 - 7 years
Developed technology	19,267	(9,707)	9,560	5 - 6 years
Customer relationships	24,592	(5,583)	19,009	5 - 18 years
Total intangible assets	$46,085	$(16,550)	$29,535

Goodwill	92,241	—	92,241	Indefinite

	As of June 30, 2022
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	1,705	(1,133)	572	1 - 7 years
Developed technology	11,819	(8,761)	3,058	5 - 6 years
Customer relationships	19,339	(5,022)	14,317	10 - 18 years
Total intangible assets	$32,863	$(14,916)	$17,947

Goodwill	66,656	—	66,656	Indefinite

During the three and six months ended December 31, 2022, there was $0.8 million and $1.6 million in amortization expense related to intangible assets, respectively, that was recognized. The Company recognized $25.6 million in goodwill and $13.2 million in newly acquired intangible assets in association with the 32M acquisition as referenced in Note 5 - Acquisition.

During the three and six months ended December 31, 2021, there was $0.9 million and $1.6 million for each respective period in amortization expense related to intangible assets that was recognized. The Company recognized $2.7 million in goodwill and $1.2 million in newly acquired intangible assets in association with the Yoke acquisition as referenced in Note 5 - Acquisition.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is a single reporting unit for purposes of testing goodwill for impairment. During the three and six months ended December 31, 2022 and December 31, 2021, the Company did not recognize any impairment charges related to goodwill.

10. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of December 31, 2022 and June 30, 2022 consisted of the following:

	As of December 31,	As of June 30,
($ in thousands)	2022	2022

JPMorgan Credit Facility*	39,438	14,813
Other obligations	57	70
Less: unamortized issuance costs and debt discount	(221)	(261)
Total	39,274	14,622
Less: debt and other financing arrangements, current	(1,192)	(692)
Debt and other financing arrangements, noncurrent	$38,082	$13,930
* See discussion below on amendment to the JPMorgan Credit Facility.

Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands)	2022	2021	2022	2021
JPMorgan Credit Facility*	313	227	591	457
Other interest expense	205	248	404	496
Total interest expense	$518	$475	$995	$953

JPMorgan Chase Bank Credit Agreement

JP Morgan Agreement dated August 14, 2020 and amendment dated March 2, 2021

On August 14, 2020, the Company repaid all amounts outstanding under the $30.0 million senior secured term loan facility (“2020 Antara Term Facility”) with Antara Capital Master Fund LP (“Antara”) and entered into a credit agreement (the "2021 JPMorgan Credit Agreement") with JPMorgan Chase Bank, N.A ("JPMorgan").

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

JP Morgan amended and restated Credit Agreement dated March 17, 2022

On March 17, 2022, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. which provided for a $15 million secured revolving credit facility (the “Amended Revolving Facility”) and a $25 million secured term facility (the “Amended Secured Term Facility” and together with the Amended Revolving Facility, the “Amended JPMorgan Credit Facility”), and fully replaced our previous 2021 JPMorgan Credit Facility. The Amended Secured Term Facility includes a $10 million increase from the 2021 JPMorgan Secured Term Facility which is available for a period of up to twelve months following the Closing Date.

On December 1, 2022, the Company entered into a first amendment (the “2022 Amendment”) to its Amended and Restated Credit Agreement, dated as of March 17, 2022, which, among other things, amended the definition of the Company’s EBITDA under the Credit Agreement. On December 1, 2022, the Company borrowed an additional $25 million under the Amended JPMorgan Credit Facility to partially fund the cash consideration of the 32M acquisition as referenced in Note 5 - Acquisition.

The Amended JPMorgan Credit Facility has a four year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans; provided that until June 30, 2022 the applicable margin shall be 2.75% for base rate loans and 3.75% for SOFR loans. Subject to the occurrence of a material acquisition and the Company’s total leverage ratio exceeding 3.00 to 1.00, the interest rate on the loans may increase by 0.25%. In an event of default, the interest rate may be increased by 2.00%. The Amended JPMorgan Credit

Facility will also carry a commitment fee of 0.50% per annum on the unused portion. As of December 31, 2022, the applicable interest rate for the Amended JPMorgan Credit Facility is approximately 8%.

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

The Amended Secured Term Facility was accounted for as a modification of the 2021 JPMorgan Secured Term Facility. The previously unamortized debt issuance costs remain capitalized, the new fees paid to the creditor were capitalized, and allocated third-party costs incurred allocated to the term facility were charged to expense. We have also evaluated that the borrowing capacity of the Amended Revolving Facility is greater than the borrowing capacity of the 2021 JPMorgan Revolving Facility. The previously unamortized debt issuance costs remain capitalized, the new fees paid to the creditor and allocated third-party costs were capitalized. The Company capitalized $0.3 million of issuance costs related to the Amended JPMorgan Credit Facility during the year-ended June 30, 2022. The Company was in compliance with its financial covenants for the Amended JPMorgan Credit Facility as of December 31, 2022.

References to "JPMorgan Credit Facility" in the Condensed Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of the Form 10-Q specifically refers to the 2021 JPMorgan Credit Facility prior to March 17, 2022 and to the Amended JPMorgan Credit Facility subsequent to and as of March 17, 2022.

11. ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31, 2022 and June 30, 2022:

	As of December 31,	As of June 30,
($ in thousands)	2022	2022

Sales tax reserve	$16,932	$14,694
Accrued compensation and related sales commissions	2,640	3,289
Operating lease liabilities, current	1,346	1,538
Accrued professional fees	4,901	4,200
Accrued taxes and filing fees payable	1,873	2,036
Contingent consideration arrangement for the Yoke acquisition*	—	1,000
Other accrued expenses	1,282	1,397
Consideration withheld in escrow for the 32M acquisition*	500	—
Total accrued expenses	$29,474	$28,154
* See Note 5 - Acquisition for description of the arrangement.
12. INCOME TAXES

For the three months ended December 31, 2022, the Company recorded an income tax provision of $42 thousand. For the six months ended December 31, 2022, the Company recorded an income tax provision of $67 thousand. As of December 31, 2022, the Company reviewed the existing deferred tax assets and continues to record a full valuation against its deferred tax assets. The income tax provision primarily relates to state income and franchise taxes and deferred taxes related to indefinite lived intangibles. As of December 31, 2022, the Company had a total unrecognized income tax benefit of $0.6 million. The provision is based upon actual loss before income taxes for the six months ended December 31, 2022, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

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

The fair value of options granted during the six months ended December 31, 2022 and 2021 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

	Six months ended December 31,
	2022	2021
Expected volatility (percent)	74.6% - 77.6%	73.2% - 73.6%
Weighted average expected life (years)	4.4 - 4.6	4.5
Dividend yield (percent)	0.0%	0.0%
Risk-free interest rate (percent)	2.7% - 4.1%	1.0% - 1.2%
Number of options granted	1,620,000	495,000
Weighted average exercise price	$4.58	$9.98
Weighted average grant date fair value	$2.87	$5.72

Stock based compensation related to stock options with an established grant date for the three and six months ended December 31, 2022 was $0.6 million and $1.6 million, respectively, and for the three and six months ended December 31, 2021 was $0.6 million and $1.4 million, respectively.

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

For these performance based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a "Grant Date" as defined in ASC Topic 718 Compensation — Stock Compensation, has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. The total benefit recognized for the three and six months ended December 31, 2022 for these awards was $(0.9) million and $(1.1) million, respectively, as a result of reversing unvested grants for terminated executives during the period. The total expense recognized for the three and six months ended December 31, 2021 for these awards was $0.3 million and $0.9 million, respectively.

COMMON STOCK AWARDS

Two employees of Hudson Executive, a greater than 10% shareholder and a related party of the Company, entered into consulting agreements with the Company in August and September of 2020, respectively, under which the consultants provided financial and strategic analysis and advisory services to the Company's CEO through July 31, 2021. As consideration for the services, in March 2021 the consultants were granted a total of 80,000 restricted stock units. In September 2021, the Company extended these consulting agreements through July 31, 2022 and, in connection therewith, the consultants were granted an additional 20,000 restricted stock units. On February 2, 2022, the Board of Directors of the Company appointed one of the above mentioned employees of Hudson Executive as a director of the Company, effective immediately. In connection with the appointment to the Board, the consulting agreement for that individual was terminated, effective February 2, 2022. The total expense recognized for the three and six months ended December 31, 2022 and 2021 for these consulting agreements was immaterial.

The total expense recognized for common stock awards for the three and six months ended December 31, 2022 was $0.5 million and $1.0 million, respectively, and for the three and six months ended December 31, 2021 was $0.5 million and $0.8 million, respectively.

PREFERRED STOCK

During the six months ended December 31, 2022, the Company retired 59,281 shares of its Series A convertible preferred stock that it purchased for an aggregate amount of approximately $2.5 million.

The repurchase transaction was primarily accounted for as an extinguishment of preferred stock and recorded as a decrease to the carrying value of the preferred stock in the amount of $0.5 million and common stock of $1.7 million for an aggregate amount of $2.2 million that was included within the Cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Securities and Exchange Commission ("SEC") Inquiries

Since fiscal year 2019, the Company has received inquiries from the SEC into the facts and circumstances of the 2019 Investigation and has fully cooperated with these inquiries.

Leases

The Company has entered into various operating lease obligations. See Note 3 - Leases for additional information.

Purchase Commitments

As of December 31, 2022, the Company had firm commitments to purchase inventory of approximately $9.3 million over the next year.

15. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company, and a recurring monthly subscription fee for the analytical services. The total expense recognized within Cost of subscription and transaction fees for the three and six months ended December 31, 2022 for these arrangements was $0.1 million. The total expense recognized within Cost of subscription and transaction fees for the three and six months ended December 31, 2021 for these arrangements was $0.5 million and $0.8 million respectively.

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
•whether our suppliers would increase their prices, reduce their output or change their terms of sale; and
•the risks associated with the currently pending investigation, potential litigation or possible regulatory action arising from the 2019 Investigation (as defined in the Company’s June 30, 2022 Annual Report on Form 10-K) and its findings, from the failure to timely file our periodic reports with the Securities and Exchange Commission, from the restatement of the affected financial statements, from allegations related to the registration statement for the follow-on public offering, or from potential litigation or other claims arising from these events.
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

OVERVIEW OF THE COMPANY

Cantaloupe, Inc., is organized under the laws of the Commonwealth of Pennsylvania. We are a software and payments company that provides end-to-end technology solutions for self-service commerce. Cantaloupe is transforming the self-service industry by offering one integrated solution for payments processing, logistics, and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers ranging from vending machine companies to operators of micro-markets, car wash, electric vehicle charging stations, commercial laundry, kiosks, amusements and more, can run their businesses more proactively, predictably, and competitively.

On December 1, 2022, the Company acquired all of the equity interests of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M") pursuant to an Equity Purchase Agreement. 32M is a leading provider of software and self-service kiosk-based point of sale and payment solutions that power the micro market industry.

The Company's fiscal year ends June 30. The Company generates revenues in multiple ways. During the three months ended December 31, 2022 and December 31, 2021, we derived approximately 80% and 81%, respectively, from subscription and transaction fees and 20% and 19%, respectively, from equipment sales. During the six months ended December 31, 2022 and December 31, 2021, we derived approximately 81% and 84%, respectively, from subscription and transaction fees and 19% and 16%, respectively, from equipment sales.
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
•Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty-month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and
•Renting devices under the Company’s Cantaloupe One program, which are typically 36 months duration agreements.

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

A significant portion of our customer base and Active Devices were impacted by the discontinuation of the 3G wireless networks as these devices are inoperable after December 31, 2022. Our transition away from the 3G wireless network is now complete as the major cellular service providers phased these networks out in North America by December 31, 2022. The upgrade in cellular networks has impacted our industry and has required the Company to offer discounts to strategic customers especially during the fiscal year 2023 to ensure that our existing customer base is properly transitioned to the new platform. These discounts contributed to the decrease in our equipment sales margin in the first half of fiscal year 2023 and are not expected to continue in future periods.

Key Developments during the Quarter

Highlights of the Company for the fiscal quarter ended December 31, 2022 are below:
•Revenues of $61.3 million, an increase of 20.0% year over year. The increase was led by a seventh consecutive quarter of record transaction fees revenue;
•We successfully closed on the acquisition of Three Square Market in December 2022; further accelerating our micro market and international presence;
•We held our first investor day at Nasdaq where we articulated our renewed vision and strategy;
•We launched a pilot program for our new ePort Engage Ads feature, which is a self-service advertisement platform that enables our customers to upload custom images or advertisements to display on their ePort Engage devices based on specific times or day parameters that the customer chooses. The product is expected to made available to customers in Q4 of fiscal year 2023;
•Our company held the Cantaloupe University event in November, where we brought together 150 customers and partners, specifically enterprise level customers, from across the United States to learn about the latest innovations, upcoming product releases, and to receive an in-depth training on Seed, ePort, and micro markets; and
•We continued to see significant customer interest and growth in the newly launched Cantaloupe ONE Platform, a bundled subscription model, which provides operators the flexibility and predictability of a monthly, fixed subscription amount covering the hardware and service fees.
As of December 31, 2022, we have approximately 275 employees in the United States and United Kingdom and offices in Malvern, Pennsylvania, Atlanta, Georgia, River Falls, Wisconsin and Birmingham, United Kingdom.

COVID-19 Update

The Company, its employees, and its customers operate in geographic locations in which its business operations and financial performance continues to be affected by the COVID-19 pandemic. While businesses, schools and other organizations re-open, which has led to increased foot-traffic to distributed assets containing our electronic payment solutions, the emergence of new strains and variants and resurgence of the virus, such as the outbreak of the Omicron variant in early calendar year 2022, have led and may in the future lead to additional shutdowns, closures, and other follow-on impacts including supply chain disruptions, which may impact our operations and financial results. During fiscal year 2023, we experienced elevated component and supply chain costs necessary for the production and distribution of our hardware products. Such impacts to our financial statements include, but are not limited to, increased costs of sales incurred, impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease assets, property and equipment and allowance for doubtful accounts for accounts and finance receivables. We have concluded that there are no material impairments as a result of our evaluation for the quarter ended December 31, 2022. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

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

	As of and for the three months ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Devices:
Active Devices (thousands)	1,150	1,151	1,137	1,125	1,123

Customers:
Active Customers	26,335	25,019	23,991	22,818	21,315

Volumes:
Total Number of Transactions (millions)	273.7	276.3	274.6	258.6	261.7
Total Dollar Volume of Transactions (millions)	$649.4	$639.5	$616.1	$562.0	$555.3

Highlights for the quarter ended December 31, 2022 include:
•1.15 million Active Devices compared to the same quarter last year of 1.12 million, an increase of approximately 27 thousand Active Devices, or 2.5%;
•26,335 Active Customers on our service compared to the same quarter last year of 21,315, an increase of 5,020 Active Customers, or 23.6%; and
•$649.4 million in Total Dollar Volume of Transactions for the quarter ended December 31, 2022 compared to $555.3 million for the quarter ended December 31, 2021, an increase of $94.1 million, or 17%. See "Revenues and Gross Profit" in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional information.

FINANCIAL PERFORMANCE

The following tables summarize our results of operations and significant changes in our financial performance for the periods presented:

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

Revenues and Gross Profit

	Three months ended December 31,		Percent Change
($ in thousands)	2022	2021
Revenues:
Subscription and transaction fees	$48,932	$41,188	18.8%
Equipment sales	12,398	9,903	25.2%
Total revenues	61,330	51,091	20.0%

Costs of sales:
Cost of subscription and transaction fees	30,202	24,919	21.2%
Cost of equipment sales	12,687	10,182	24.6%
Total costs of sales	42,889	35,101	22.2%

Gross profit:
Subscription and transaction fees	18,730	16,269	15.1%
Equipment sales	(289)	(279)	(3.6)%
Total gross profit	$18,441	$15,990	15.3%

Gross margin:
Subscription and transaction fees	38.3%	39.5%
Equipment sales	(2.3)%	(2.8)%
Total gross margin	30.1%	31.3%

Revenues.  Total revenues increased by $10.2 million for the three months ended December 31, 2022 compared to the same period in 2021. The increase in revenues is attributed to a $7.7 million and $2.5 million increase in subscription and transaction fees and equipment sales, respectively.

The increase in subscription and transaction fees is primarily driven by increased processing volumes, with an approximately 17% increase in total dollar volumes of transactions for the current fiscal year quarter relative to the prior year quarter. We continue to benefit as businesses, schools and other organizations across the country continue to maintain normal levels of operations and due to an increase in the average price per transaction and total number of transactions relative to the same period in the prior year. Our subscription fees have increased 15% for the three months ended December 31, 2022 compared to the same period in 2021 which is attributed to a continued focus of management to grow our recurring subscription services and the successful expansion of the Cantaloupe One program to our customer base.

The increase in equipment sales relates to more equipment shipments in the current quarter compared to the same period last year driven primarily by continued upgrades by our customers from 3G to 4G network compatible devices which was substantially completed as of December 31, 2022 and customers upgrading their hardware devices to the latest payment technology security standards.

Cost of sales. Cost of sales increased $7.8 million for the three months ended December 31, 2022 compared to the same period in 2021. The increase in cost of sales is attributed to a $5.3 million and $2.5 million increase in subscription and transaction costs and equipment costs respectively. The increase in subscription and transaction costs was primarily driven by an increase in transaction processing fees corresponding with an increase in processing volumes. The increase in cost of sales for equipment was primarily driven by corresponding increase in equipment sales due to our customers upgrading their payment devices in anticipation of the 3G network discontinuation events described above (See 3G Network discontinuation and upgrade cycle section).

Gross margin. Total gross margin decreased from 31.3% for the three months ended December 31, 2021 to 30.1% for the three months ended December 31, 2022.  The decrease in gross margin was primarily a result of lower transaction fee margins due to increased transaction processing costs, partially offset by improved margins on equipment sales.

Operating Expenses

	Three months ended December 31,		Percent Change
Category ($ in thousands)	2022	2021
Sales and marketing	$3,210	$1,745	84.0%
Technology and product development	5,299	5,780	(8.3)%
General and administrative expenses	6,559	7,672	(14.5)%
Investigation, proxy solicitation and restatement expenses	150	—	100.0%
Integration and acquisition expenses	2,787	—	100.0%
Depreciation and amortization	1,350	1,113	21.3%
Total operating expenses	$19,355	$16,310	18.7%

Total operating expenses.  Operating expenses increased by $3.0 million for the three months ended December 31, 2022 compared to the same period in 2021. This change is attributed primarily to a $2.8 million increase in integration and acquisition expenses, an increase of $1.5 million in sales and marketing expenses partially offset by a decrease of $1.1 million in general and administrative expenses. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $1.5 million for the three months ended December 31, 2022 compared to the same period in 2021 and relates primarily to higher sales and marketing employee headcount in the current quarter to support our expanding business and service offerings in the United States and internationally. Additionally we experienced an increase in trade show costs due to our participation in industry conventions and the hosting of Cantaloupe University in November 2022 for our customers and partners to showcase latest innovations, upcoming product releases, and to receive an in-depth training on Seed, ePort, and micro markets.

Technology and product development. Technology and product development expenses were consistent for the three months ended December 31, 2022 and December 31, 2021.

General and administrative expenses. General and administrative expenses decreased approximately $1.1 million for the three months ended December 31, 2022, as compared to the same period in 2021. The biggest driver of the change in general and administrative expenses was an approximately $0.8 million change in bad debt expense relative to the same period in the prior year. We also had an increase in salary and bonuses expenses which were offset by a decrease in our stock based compensation expense due to a combination of forfeitures of equity awards due to recent changes in our executive team and the decrease in the fair value of equity awards due to a decline in our stock price relative to the same period in the prior year.

Investigation, proxy solicitation, and restatement expenses. We did not incur any material investigation, proxy solicitation and restatement expenses for the three months ended December 31, 2021. For the three months ended December 31, 2022, the Company and former officers incurred additional legal expenses primarily relating to responding to inquiries from the Securities and Exchange Commission (“SEC”) in regards to the 2019 Investigation as disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Integration and acquisition expenses. On December 1, 2022, the Company acquired all of the equity interests of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M") pursuant to an Equity Purchase Agreement. For the three months ended December 31, 2022, the Company incurred professional services fees of $2.8 million from accounting, legal and investing banking advisors leading up to and for the successful completion of the 32M acquisition. The Company did not incur any material integration and acquisition expenses for the three months ended December 31, 2021.

Depreciation and amortization. Depreciation and amortization expenses were consistent for the three months ended December 31, 2022 and December 31, 2021.

Other Income (Expense), Net

	Three months ended December 31,		Percent Change
($ in thousands)	2022	2021
Other income (expense):
Interest income	$878	$445	97.3%
Interest expense	(518)	(475)	9.1%
Other income (expense)	23	(16)	NM
Total other income (expense), net	$383	$(46)	NM
____________
NM — not meaningful

Other income (expense), net.  Other income (expense), net increased $0.4 million for the three months ended December 31, 2022 as compared to the same period in 2021 primarily driven by an increase in interest income of approximately $0.4 million. The increase in interest income is due to a larger finance receivables amount on our balance sheet as of December 31, 2022 compared to December 31, 2021.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

Revenues and Gross Profit

	Six months ended December 31,		Percent Change
($ in thousands)	2022	2021
Revenues:
Subscription and transaction fees	$96,007	$81,812	17.4%
Equipment sales	23,105	15,059	53.4%
Total revenues	119,112	96,871	23.0%

Costs of sales:
Cost of subscription and transaction fees	60,572	50,944	18.9%
Cost of equipment sales	25,937	15,062	72.2%
Total costs of sales	86,509	66,006	31.1%

Gross profit:
Subscription and transaction fees	35,435	30,868	14.8%
Equipment sales	(2,832)	(3)	(100.0)%
Total gross profit	$32,603	$30,865	5.6%

Gross margin:
Subscription and transaction fees	36.9%	37.7%
Equipment sales	(12.3)%	(0.02)%
Total gross margin	27.4%	31.9%

Revenues.  Total revenues increased by $22.2 million for the six months ended December 31, 2022 compared to the same period in 2021. The increase in revenues is attributed to a $14.2 million and $8.0 million increase in subscription and transaction fees and equipment sales, respectively.

The increase in subscription and transaction fees is primarily driven by increased processing volumes, with an approximately 16% increase in total dollar volumes for the six months ended December 31, 2022 compared to the same period in 2021. We continue to benefit as businesses, schools and other organizations across the country continue to maintain normal levels of operations and due to an increase in the average price per transaction and total number of transactions relative to the same period in the prior year. Our subscription fees have increased approximately 13% for the six months ended December 31, 2022 compared to the same period in 2021 which is attributed to a continued focus of management to grow our recurring subscription services and the successful expansion of the Cantaloupe One program to our customer base.

The increase in equipment sales relates to more equipment shipments in the current fiscal year compared to the same period last year driven primarily by continued upgrades by our customers from 3G to 4G network compatible devices which was substantially completed as of December 31, 2022 and customers upgrading their hardware devices to the latest payment technology security standards.

Cost of sales. Cost of sales increased $20.5 million for the six months ended December 31, 2022 compared to the same period in 2021. The increase in cost of sales is attributed to a $10.9 million and $9.6 million increase in equipment costs and subscription and transaction costs, respectively.

The increase in cost of sales for equipment was primarily driven by an approximately $2.5 million of increased cost experienced within our supply chain due to inflation and unfavorable prices paid to secure certain key component parts to meet production and delivery timelines caused by a greater than anticipated surge in the demand for our ePort hardware products. The increased demand related to our customers upgrading their payment devices in anticipation of the 3G network discontinuation events described above (See 3G Network discontinuation and upgrade cycle section). We have taken steps to mitigate the impact of the materials shortages on our business, including increasing the amount of inventory we have on hand and negotiating fixed pricing with suppliers which has resulted in significant margin improvements in the second quarter of our fiscal year.

The increase in subscription and transaction costs was primarily driven by an increase in transaction processing fees corresponding with an increase in processing volumes and an one-time costs of approximately $0.8 million incurred during the current fiscal year due to additional transaction processing fees that were related to implementing and stabilizing our platform as part of the AWS migration.

Gross margin. Total gross margin decreased from 31.9% for the six months ended December 31, 2021 to 27.4% for the six months ended December 31, 2022.  The decrease in gross margin was primarily a result of lower equipment sales margins due to increased supply chain costs compared to same period in the prior year.

Subscription and transaction fees gross margin was relatively consistent for the six months ended December 31, 2022 compared to the same period in 2021. However, we incurred one-time processing costs of approximately $0.8 million during the current fiscal year as a result of additional transaction processing fees to implement and stabilize our platform as we migrated our cloud hosting services to the Amazon Web Services (AWS) platform. The increase in transaction fees costs were offset with lower costs for our payment processor and payment networks which were a result of migrating payment processors and negotiating favorable rates with the card network providers. Additionally, we have seen an increase in average price per transaction relative to the same period in the prior year, which is additive to our gross margin.

Operating Expenses

	Six months ended December 31,		Percent Change
Category ($ in thousands)	2022	2021
Sales and marketing	$5,735	$4,084	40.4%
Technology and product development	12,164	11,169	8.9%
General and administrative expenses	18,137	14,936	21.4%
Investigation, proxy solicitation and restatement expenses	547	—	100.0%
Integration and acquisition expenses	2,787	—	100.0%
Depreciation and amortization	2,666	2,135	24.9%
Total operating expenses	$42,036	$32,324	30.0%

Total operating expenses.  Operating expenses increased approximately $9.7 million for the six months ended December 31, 2022 compared to the same period in 2021. The increase is attributed to an increase of $3.2 million in general and administrative expenses, an increase of $2.8 million for integration and acquisition expenses, and a $1.7 million increase in sales and marketing costs. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $1.7 million for the six months ended December 31, 2022, as compared to the same period in 2021 relates primarily to higher sales and marketing employee headcount in the current quarter to support our expanding business and service offerings in the United States and internationally. Additionally, we experienced an increase in trade show costs due to our participation in industry conventions and the hosting of Cantaloupe University in November 2022 for our customers and partners to showcase latest innovations, upcoming product releases, and to receive an in-depth training on Seed, ePort, and micro markets.

Technology and product development. Technology and product development expenses increased approximately $1.0 million for the six months ended December 31, 2022, as compared to the same period in 2021. We have continued to execute on our key objectives of investing in innovative technologies to further strengthen our network environment and platform. The primary increase in technology and product development expenses for the six months ended December 31, 2022 related to increase in professional services relating to the AWS migration, developing a payment gateway for international expansion initiatives and implementing tools to monitor our network and infrastructure.

General and administrative expenses. General and administrative expenses increased approximately $3.2 million for the six months ended December 31, 2022, as compared to the same period in 2021. The increase in general and administrative expenses was primarily driven by a $1.4 million increase in professional services fees relating to additional compliance costs incurred as a result of our delayed annual report filing, $0.3 million impairment of rental equipment as part of a contract extension with a large customer of the Company, and a one-time insurance recovery of $0.7 million in the prior year which was recorded as a reduction of general and administrative expenses.

Investigation, proxy solicitation, and restatement expenses. We did not incur any material investigation, proxy solicitation and restatement expenses for the six months ended December 31, 2021. For the six months ended December 31, 2022, the Company and former officers incurred additional legal expenses primarily relating to responding to inquiries from the Securities and

Exchange Commission (“SEC”) in regards to the 2019 Investigation as disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Integration and acquisition. On December 1, 2022, the Company acquired all of the equity interests of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M") pursuant to an Equity Purchase Agreement. For the six months ended December 31, 2022, the Company incurred professional services fees of $2.8 million from accounting, legal and investing banking advisors leading up to and for the successful completion of the 32M acquisition. The Company did not incur any material integration and acquisition expenses for the six months ended December 31, 2021.

Depreciation and amortization. During the six months ended December 31, 2022, the Company had an increase in depreciation and amortization costs of $0.5 million compared to the same period in the prior year due to increased depreciation for our increased Internal-use software as various projects and initiatives get implemented. Our increase in internal-use software is attributable to management's focus on developing innovative technologies to further strengthen our network environment and platform.

Other Income (Expense), Net

	Six months ended December 31,		Percent Change
($ in thousands)	2022	2021
Other income (expense):
Interest income	$1,445	$918	57.4%
Interest expense	(995)	(953)	4.4%
Other income (expense)	(97)	(75)	29.3%
Total other income (expense), net	$353	$(110)	420.9%

Other income (expense), net.  Other income (expense), net increased $0.5 million for the six months ended December 31, 2022 as compared to the same period in 2021 primarily driven by an increase in interest income of approximately $0.5 million. The increase in interest income is due to a larger finance receivables amount on our balance sheet during the current fiscal year compared to the same period in the prior year.

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

We define Adjusted EBITDA as U.S. GAAP net loss before (i) interest income, (ii) interest expense on debt and reserves, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, (vii) fees and charges that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs that are not indicative of our core operations and (viii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations such as integration and acquisition expenses.

Below is a reconciliation of U.S. GAAP net loss to Adjusted EBITDA:

	Three months ended December 31,
($ in thousands)	2022	2021
U.S. GAAP net loss	$(573)	$(468)
Less: interest income	(878)	(445)
Plus: interest expense	518	475
Plus: income tax provision	42	102
Plus: depreciation expense included in costs of sales for rentals	312	254
Plus: depreciation and amortization expense in operating expenses	1,350	1,113
EBITDA	771	1,031
Plus: stock-based compensation (a)	160	1,368
Plus: investigation, proxy solicitation and restatement expenses(b)	150	—
Plus: integration and acquisition expenses(c)	2,787	—
Adjustments to EBITDA	3,097	1,368
Adjusted EBITDA	$3,868	$2,399

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
(c)    As an adjustment to EBITDA, we have excluded expenses incurred in connection with business acquisitions as it does not represent recurring costs or charges related to our core operations.

	Six months ended December 31,
($ in thousands)	2022	2021
U.S. GAAP net loss	$(9,147)	$(1,760)
Less: interest income	(1,445)	(918)
Plus: interest expense	995	953
Plus: income tax provision	67	191
Plus: depreciation expense included in costs of sales for rentals	554	518
Plus: depreciation and amortization expense in operating expenses	2,666	2,135
EBITDA	(6,310)	1,119
Plus: stock-based compensation (a)	1,477	3,129
Plus: investigation, proxy solicitation and restatement expenses(b)	547	—
Plus: integration and acquisition expenses(c)	2,787	—
Adjustments to EBITDA	4,811	3,129
Adjusted EBITDA	$(1,499)	$4,248

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
(c)    As an adjustment to EBITDA, we have excluded expenses incurred in connection with business acquisitions as it does not represent recurring costs or charges related to our core operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company's primary sources of capital available are cash and cash equivalents on hand of $28.1 million as of December 31, 2022 and the cash that we expect to be provided by operating activities by the Company, including those that we expect to generate from the acquisition of 32M.

The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $16.9 million in the aggregate as of December 31, 2022. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

The Company believes that its current financial resources will be sufficient to fund its current twelve-month operating budget from the date of issuance of these condensed consolidated financial statements. Our primary focus as part of our core operations to increase cash flow from operating activities is to prioritize collection efforts to reduce outstanding accounts receivable, utilize existing inventory to support equipment sales over the next year, focusing on various operational efficiencies to improve overall profitability of the business and continued to grow our business both domestically and internationally.

Below are charts that reflect our cash liquidity and outstanding debt as of December 31, 2022 and June 30, 2022:

Cash Flows

See Condensed Consolidated Statement of Cash Flows in Part I, Item 1 of this Quarterly Report for details on the changes in cash and cash equivalents classified by operating, investing and financing activities during our respective reporting periods.

Net cash used in operating activities

For the six months ended December 31, 2022, net cash used by operating activities was $16.1 million which reflects our net loss of $9.1 million, $14.3 million of cash utilized by working capital accounts, partially offset by non-cash operating charges of $7.4 million. The change in working capital accounts is primarily driven by cash used of $5.4 million to increase our inventory on hand and an increase of accounts receivable of $6.7 million in the period. Increase in inventory is driven by increased equipment sales as well as strategic planning to mitigate potential supply chain disruptions. Increase in cash utilized by accounts receivable was a result of increased sales during fiscal year 2023 compared to levels at fiscal year-end 2022 and an increase in the aging profile of our accounts receivable balances.

For the six months ended December 31, 2021, net cash used by operating activities was $4.2 million which reflects our net loss of $1.8 million, $10.1 million of cash utilized by working capital accounts, partially offset by non-cash operating charges of $7.6 million. Cash utilized by working capital accounts was primarily driven by cash used of $6.8 million to increase inventory on hand to meet continued growth in equipment sales as a result of the upcoming 3G network sunset and $4.6 million used in the reduction of trade accounts payable.

Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, and provisions for expected losses for the six months ended December 31, 2022 and 2021.

Net cash used in investing activities

Net cash used in investing activities was $45.3 million for the six months ended December 31, 2022. Increase in cash used is due to the cash paid for the 32M acquisition of $35.9 million and $9.4 million for increased property and equipment balances driven primarily by the Company's continued focus on investing in innovative technologies and products and increasing rental devices enrolled in the Company's Cantaloupe One program.

Net cash used in investing activities was $7.3 million for the six months ended December 31, 2021 which was a result of $2.9 million paid for the Yoke acquisition and the remaining $4.4 million used to increase property and equipment.

Net cash used in financing activities

Net cash provided by financing activities was $21.5 million for the six months ended December 31, 2022 which was primarily due to the borrowing $25 million from our Credit Facility to fund a portion of the cash consideration for the 32M acquisition offset by $2.2 million to repurchase our Series A Convertible Stock and a $1 million payment for contingent consideration relating to the Yoke acquisition.

Net cash used in financing activities was $0.3 million for the six months ended December 31, 2021 which is primarily driven by debt repayments on the JPMorgan Credit Facility.

CONTRACTUAL OBLIGATIONS

During the six months ended December 31, 2022, the Company borrowed an additional $25 million from its credit facility with JPMorgan Chase Bank, N.A. to fund the acquisition of Three Square Markets. See Note 10 - Debt and Other Financing Arrangements and Note 5 - Acquisition to the condensed consolidated financial statements for additional details on the transaction.

There were no other significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

CRITICAL ACCOUNTING POLICIES

During the six months ended December 31, 2022, there were no significant changes to our critical accounting policies from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2022, as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A. of our 2022 Form 10-K.
(b) Changes in Internal Control over Financial Reporting

Other than the remediation plan disclosed in Item 9A. of our 2022 Form 10-K, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As discussed in Item 9A. of our 2022 Form 10-K, we have begun remediation activities to alleviate the identified material weaknesses. The material weaknesses cannot be considered remediated until the related controls have operated for a sufficient period of time and until management has concluded, through testing, that the controls are operating effectively. Subject to execution of our planned approach, the Company anticipates the remediation of the identified material weaknesses related to revenue and associated accounts, information technology general controls and management's design and monitoring activities of entity level controls to be completed by the end of fiscal year 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3. Defaults Upon Senior Securities.

There were no defaults on any senior securities. The total liquidation preference including accrued and unpaid dividends on our Series A Convertible Preferred Stock as of December 31, 2022 was $19.5 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on February 4, 2022).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 10, 2021)

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1†	Second Amendment to the Cantaloupe, Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on form DEF14A filed on October 28, 2022).

10.2
First Amendment to Amended and Restated Credit Agreement, by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A., dated December 1, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 5, 2022).

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed with the SEC on February 8, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022, (2) the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2022 and 2021, (3) the Condensed Consolidated Statements of Shareholders’ Equity for the three-month and six-month periods ended December 31, 2022 and 2021, (4) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended December 30, 2022 and 2021, and (5) the Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed with the SEC on February 8, 2023, is formatted as Inline iXBRL and contained in Exhibit 101.
______________________________________
*     Filed herewith.
**    Furnished herewith.

†     Management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: February 8, 2023	/s/ Ravi Venkatesan
Ravi Venkatesan
Chief Executive Officer

Date: February 8, 2023	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer