Form 10-Q
period 2023-03-31
CANTALOUPE, INC.
filed 2023-05-09
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 28, 2023 there were 72,519,258 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

($ in thousands, except share data)	March 31, 2023 (Unaudited)	June 30, 2022

Assets
Current assets:
Cash and cash equivalents	$46,676	$68,125
Accounts receivable, net	29,219	37,695
Finance receivables, net	7,477	6,721
Inventory, net	29,837	19,754
Prepaid expenses and other current assets	5,035	4,285
Total current assets	118,244	136,580

Non-current assets:
Finance receivables due after one year, net	13,870	14,727
Property and equipment, net	22,790	12,784
Operating lease right-of-use assets	2,799	2,370
Intangibles, net	27,817	17,947
Goodwill	92,772	66,656
Other assets	4,804	4,568
Total non-current assets	164,852	119,052

Total assets	$283,096	$255,632

Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities:
Accounts payable	$51,019	$48,440
Accrued expenses	25,732	28,154
Current obligations under long-term debt	787	692
Deferred revenue	1,894	1,893
Total current liabilities	79,432	79,179

Long-term liabilities:
Deferred income taxes	258	186
Long-term debt, less current portion	38,314	13,930
Operating lease liabilities, non-current	2,641	2,366
Total long-term liabilities	41,213	16,482

Total liabilities	120,645	95,661
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 and 445,063 issued and outstanding, with liquidation preferences of $22,144 and $22,115 at March 31, 2023 and June 30, 2022, respectively	2,720	3,138
Shareholders’ equity:
Common stock, no par value, 640,000,000 shares authorized, 72,509,261 and 71,188,053 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	475,015	469,918
Accumulated deficit	(315,284)	(313,085)
Total shareholders’ equity	159,731	156,833
Total liabilities, convertible preferred stock, and shareholders’ equity	$283,096	$255,632
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands, except share and per share data)	2023	2022	2023	2022
Revenues:
Subscription and transaction fees	$51,245	$42,143	$147,252	$123,956
Equipment sales	9,111	8,157	32,216	23,215
Total revenues	60,356	50,300	179,468	147,171

Costs of sales:
Cost of subscription and transaction fees	29,577	25,291	90,149	76,234
Cost of equipment sales	7,886	8,809	33,823	23,871
Total costs of sales	37,463	34,100	123,972	100,105

Gross profit	22,893	16,200	55,496	47,066

Operating expenses:
Sales and marketing	3,154	1,937	8,888	6,021
Technology and product development	4,594	5,532	16,757	16,701
General and administrative	7,041	6,788	25,179	21,724
Investigation, proxy solicitation and restatement expenses, net of insurance recoveries	(1,000)	—	(453)	—
Integration and acquisition expenses	—	—	2,787	—
Depreciation and amortization	2,364	1,062	5,029	3,197
Total operating expenses	16,153	15,319	58,187	47,643

Operating income (loss)	6,740	881	(2,691)	(577)

Other income (expense):
Interest income from leases	540	445	1,985	1,363
Interest income (expense), net	(263)	852	(1,258)	(100)
Other expense	(13)	(7)	(112)	(83)
Total other income	264	1,290	615	1,180

Income (loss) before income taxes	7,004	2,171	(2,076)	603
Provision for income taxes	(56)	(35)	(123)	(226)

Net income (loss)	6,948	2,136	(2,199)	377
Preferred dividends	(289)	(334)	(623)	(668)
Net income (loss) applicable to common shares	$6,659	$1,802	$(2,822)	$(291)

Net earnings (loss) per common share
Basic and diluted	$0.09	$0.03	$(0.04)	$—

Weighted average number of common shares outstanding used to compute net earnings (loss) per share applicable to common shares
Basic	72,491,373	71,083,044	71,771,135	71,076,022
Diluted	72,866,221	71,486,718	71,771,135	71,076,022
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Nine Month Period Ended March 31, 2023

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2022	71,188,053	$469,918	$(313,085)	$156,833
Stock-based compensation and exercises (net)	30,077	1,318	—	1,318
Repurchase of Series A convertible preferred stock	—	(1,733)	—	(1,733)
Net loss	—	—	(8,574)	(8,574)
Balance, September 30, 2022	71,218,130	469,503	(321,659)	147,844
Stock-based compensation and exercises (net)	3,919	160	—	160
Common stock issued for acquisition	1,240,920	3,942	—	3,942
Net loss	—	—	(573)	(573)
Balance, December 31, 2022	72,462,969	473,605	(322,232)	151,373
Stock-based compensation and exercises (net)	46,292	1,410	—	1,410
Net income	—	—	6,948	6,948
Balance, March 31, 2023	72,509,261	$475,015	$(315,284)	$159,731

Nine Month Period Ended March 31, 2022

	Common Stock		Accumulated Deficit	Total
($ in thousands, except share data)	Shares	Amount
Balance, June 30, 2021	71,258,047	$462,775	$(311,382)	$151,393
Stock-based compensation and exercises (net)	20,958	1,762	—	1,762
Retirement of common stock	(319,823)	—	—	—
Net loss	—	—	(1,291)	(1,291)
Balance, September 30, 2021	70,959,182	464,537	(312,673)	151,864
Stock based compensation and exercises (net)	28,316	1,453	—	1,453
Net loss	—	—	(468)	(468)
Balance, December 31, 2021	70,987,498	465,990	(313,141)	152,849
Stock-based compensation and exercises (net)	110,176	2,258	—	2,258
Net income	—	—	2,136	2,136
Balance, March 31, 2022	71,097,674	$468,248	$(311,005)	$157,243
See accompanying notes.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
($ in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$(2,199)	$377
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	2,889	4,624
Amortization of debt issuance costs and discounts	87	68
Provision for expected losses	1,823	2,519
Provision for inventory reserve	25	334
Depreciation and amortization included in operating expenses	5,029	3,197
Depreciation included in costs of sales for rental equipment	852	738
Other	6	402
Changes in operating assets and liabilities:
Accounts receivable	9,589	(4,415)
Finance receivables	(653)	(627)
Inventory	(8,245)	(8,691)
Prepaid expenses and other assets	(746)	(1,909)
Accounts payable and accrued expenses	(2,868)	(206)
Operating lease liabilities	183	(547)
Deferred revenue	1	207
Net cash provided by (used in) operating activities	5,773	(3,929)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(35,855)	(2,966)
Purchase of property and equipment	(12,634)	(7,198)
Net cash used in investing activities	(48,489)	(10,164)

Cash flows from financing activities:
Payment of third-party debt issuance costs	—	(107)
Proceeds from long-term debt	25,000	738
Repayment of long-term debt	(580)	(437)
Contingent consideration paid for acquisition	(1,000)	—
Proceeds from exercise of common stock options	—	849
Repurchase of Series A Convertible Preferred Stock	(2,153)	—
Net cash provided by financing activities	21,267	1,043

Net decrease in cash and cash equivalents	(21,449)	(13,050)
Cash and cash equivalents at beginning of year	68,125	88,136
Cash and cash equivalents at end of period	$46,676	$75,086

Supplemental disclosures of cash flow information:
Interest paid in cash	$1,869	$542
Common stock issued in business combination	$3,942	$—

Non-cash activity:
Lease assets obtained in exchange for new operating lease liabilities	$—	$471

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

COVID-19 Update

While there has not been any resurgence of the COVID-19 virus or new strains or variants emerge that significantly impacted the Company, its employees, or its customers, we have experienced lingering effects during fiscal year 2023. We underwent elevated component and supply chain costs necessary for the production and distribution of our hardware products. Additionally, schools and other organizations have re-opened which has led to increased foot-traffic to distributed assets containing our electronic payment solutions, but we have not seen a full return to the office. Many companies have implemented a hybrid approach requiring employees to work in the office several days a week and allow work from home for the remaining days. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. We will continue to monitor the situation and follow any guidance from federal, state, and local public health authorities. Given the potential uncertainty of the situation, the Company cannot reasonably estimate the longer-term repercussions of COVID-19 on our financial condition, result of operations or cash flows.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair statement of financial results for the interim period. Operating results for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2023. Actual results could differ from estimates. The balance sheet at June 30, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.

The Company assessed the foreign exchange impact associated with the 32M U.K. operations, which utilized the British Pound as its functional currency, and concluded the foreign currency fluctuations were highly immaterial to our financial statements including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed

Consolidated Statements of Shareholders’ Equity, and Condensed Consolidated Statement of Cash Flows. The Company will continue to monitor and assess its exposures to foreign exchange fluctuations in future periods.

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

3. LEASES

Lessee Accounting
The Company has operating leases for office space, warehouses, and office equipment, including those obtained through the 32M acquisition in December 2022. At March 31, 2023, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Balance Sheet Classification	As of March 31, 2023	As of June 30, 2022

Assets:	Operating lease right-of-use assets	$2,799	$2,370

Liabilities:
Current	Accrued expenses	$1,445	$1,538
Long-term	Operating lease liabilities, non-current	2,641	2,366
Total lease liabilities		$4,086	$3,904

Components of lease cost are as follows:

($ in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022

Operating lease costs*	691	462

($ in thousands)	Nine months ended March 31, 2023	Nine months ended March 31, 2022

Operating lease costs*	1,778	1,347
* Includes short-term lease and variable lease costs, which are not material.
Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Nine months ended March 31, 2023	Nine months ended March 31, 2022

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,793	$1,257

Non-cash activity:
Lease assets obtained in exchange for new operating lease liabilities	$—	$471

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases
Remainder of 2023	$548
2024	1,449
2025	1,127
2026	1,048
2027	440
Thereafter	$—
Total lease payments	$4,612
Less: Imputed interest	(526)
Present value of lease liabilities	$4,086

During the three months ended March 31, 2023, the Company extended an existing operating lease for an additional 70-months period. The lease extension will commence on October 1, 2023. As such, this was not included in the Operating lease right-of-use assets or liabilities on the Condensed Consolidated Balance Sheets for as of March 31, 2023.

Lessor Accounting

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	March 31, 2023	June 30, 2022
Cost	$28,182	25,242
Accumulated depreciation	(22,915)	(22,914)
Net	$5,267	$2,328

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of March 31, 2023 are disclosed within Note 6 - Finance Receivables.

4. REVENUES

Based on similar operational characteristics, the Company's revenues are disaggregated as follows:

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2023	2022	2023	2022
Transaction fees	$33,389	$27,509	$97,076	$80,704
Subscription fees	17,856	14,634	50,176	43,252
Subscription and transaction fees	$51,245	$42,143	$147,252	$123,956
Equipment sales	9,111	8,157	32,216	23,215
Total revenues	$60,356	$50,300	$179,468	$147,171

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended March 31,	Three months ended March 31,
($ in thousands)	2023	2022

Deferred revenue, beginning of the period	$1,970	$1,745
Deferred revenue, end of the period	1,894	1,970
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$94	$87

	Nine months ended March 31,	Nine months ended March 31,
($ in thousands)	2023	2022

Deferred revenue, beginning of the period	$1,893	$1,763
Deferred revenue, end of the period	1,894	1,970
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$319	$301

The change in the contract liability balances period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

At March 31, 2023, the Company had net capitalized costs to obtain contracts of $0.5 million included in Prepaid expenses and other current assets and $2.5 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. At June 30, 2022, the Company had net capitalized costs to obtain contracts of $0.5 million included in Prepaid expenses and other current assets and $2.3 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired.

During the three and nine months ended March 31, 2023, amortization of capitalized contract costs was $0.2 million and $0.6 million respectively. During the three and nine months ended March 31, 2022, amortization of capitalized contract costs was $0.2 million and $0.5 million respectively.

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

The Company paid an aggregate consideration of approximately $40.7 million, which consisted of $36.8 million in cash and 1,240,920 shares of the Company's common stock (the "Stock Consideration") with an aggregate fair value of $3.9 million for the acquisition of 32M. The aggregate cash consideration includes $0.5 million of cash paid into an escrow account for net working capital and other post-closing adjustments. Additionally, the Stock Consideration of 1,240,920 shares ("Escrowed Shares") referred to above were placed into an escrow account to resolve indemnification claims for breach of certain representations and warranties and will be released 50% on the first anniversary of the acquisition date and 50% on the second anniversary of the acquisition date, less any shares that may be returned to Company on account of any indemnity claims. The Escrowed Shares are considered to be issued and outstanding shares of the Company as of the acquisition date.

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

The estimated fair value of the purchase price consideration consisted of the following:

($ in thousands)
Closing cash consideration	$36,796
Stock Consideration	3,942
Fair value of total consideration transferred	$40,738

During the three months ended March 31, 2023, the Company reassessed the opening balance of 32M's working capital accounts. We have updated the allocation amounts from the December 31, 2022 balance to account for $0.7 million of liabilities incurred prior to the acquisition but not previously recorded and immaterial adjustments to accounts receivables and other assets. The net impact of these adjustments resulted in an increase to goodwill. The adjustment to the purchase price had no impact on the Company's consolidated results of operations. The following table summarizes the adjusted fair value assigned to the assets acquired and liabilities assumed as of March 31, 2023.

($ in thousands)	Amount
Cash and cash equivalents	$941
Accounts receivable	2,502
Inventories	1,862
Intangible assets	13,222
Other assets	535
Total identifiable assets acquired	19,062
Accounts payable	(2,457)
Tax liabilities	(1,983)
Total liabilities assumed	(4,440)
Total identifiable net assets	14,622
Goodwill	26,116
Fair value of total consideration transferred	$40,738

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

Goodwill of $26.1 million arising from the acquisition includes the expected synergies between 32M and the Company and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The above allocation of the purchase price is provisional and is still subject to change within the measurement period as the Company continues to work through valuation of the 32M intangible assets. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of the acquisition.

The Company recognized $2.8 million of acquisition related costs that were expensed during the nine months ended March 31, 2023. These costs were recorded within Integration and acquisition expenses in the Condensed Consolidated Statements of Operations.

The amount of 32M revenue included in the Company’s Condensed Consolidated Statement of Operations from the acquisition date through March 31, 2023 was $6.6 million. The amount of 32M earnings included in the Company’s Condensed Consolidated Statement of Operations from the acquisition date through March 31, 2023 was $0.4 million.

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

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2023	2022	2023	2022
Revenues	$60,356	$54,620	$187,806	$159,285
Net income (loss)	5,832	1,545	(1,808)	(3,981)

The supplemental pro forma for the nine months ended March 31, 2023 was adjusted to exclude $2.8 million of acquisition related costs. The supplemental pro forma for the nine months ended March 31, 2022 was adjusted to include $2.8 million of acquisition related costs, the components of which were previously described.

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

Additionally in connection with the acquisition, the Company will issue common stock to the former owners of Yoke based on the achievement of certain sales growth targets for software licenses through July 31, 2024 and continued employment as of the respective measurement dates. The accounting treatment for these awards in the context of the business combination is to recognize the awards as a post-combination expense and were not included in the purchase price. We will begin recognizing compensation expense for these awards over the requisite service period when it becomes probable that the performance condition would be satisfied pursuant to ASC 718. At each reporting date, we assess the probability of achieving the sales targets and fulfilling the performance condition. As of March 31, 2023, we determined that it is not probable that the performance condition would be satisfied and, accordingly, have not recognized compensation expense related to these awards for the nine months ended March 31, 2023.

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

The above table represents the final allocation of the purchase price. The Company did not record any material adjustment during the 12 months measurement period after the acquisition.

6. FINANCE RECEIVABLES

The Company's finance receivables consist of financed devices under its QuickStart program. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of March 31, 2023 and June 30, 2022, finance receivables consist of the following:

($ in thousands)	March 31, 2023	June 30, 2022
Current finance receivables, net	$7,477	$6,721
Finance receivables due after one year, net	13,870	14,727
Total finance receivables, net of allowance of $864 and $760, respectively	$21,347	$21,448

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

At March 31, 2023, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$8,570	$5,538	$2,312	$1,814	$1,706	$30	$19,970
30 days and under	72	83	59	69	64	16	363
31-60 days	12	42	29	55	61	14	213
61-90 days	7	30	33	48	58	15	191
Greater than 90 days	27	169	98	393	632	155	1,474
Total finance receivables	$8,688	$5,862	$2,531	$2,379	$2,521	$230	$22,211

At June 30, 2022, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$7,451	$5,047	$2,758	$2,593	$2,807	$103	$20,759
30 days and under	18	10	32	56	94	3	213
31-60 days	25	23	26	58	100	—	232
61-90 days	25	14	20	46	91	—	196
Greater than 90 days	41	47	97	232	391	—	808
Total finance receivables	$7,560	$5,141	$2,933	$2,985	$3,483	$106	$22,208

At March 31, 2023, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$8,661	$5,576	$2,219	$1,837	$1,786	$64	$20,143
Low ratio customers	27	286	312	542	735	166	2,068
Total finance receivables	$8,688	$5,862	$2,531	$2,379	$2,521	$230	$22,211

At June 30, 2022, credit quality indicators by year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
High ratio customers	$7,498	$4,853	$2,688	$2,623	$2,950	$102	$20,714
Low ratio customers	62	288	245	362	533	4	1,494
Total finance receivables	$7,560	$5,141	$2,933	$2,985	$3,483	$106	$22,208

The following table represents a rollforward of the allowance for finance receivables for the three and nine months ending March 31, 2023 and 2022:

	Three months ended March 31,	Three months ended March 31,
($ in thousands)	2023	2022

Balance, beginning of period	$864	$1,062
Provision for expected losses	—	225
Write-offs	—	(138)
Balance, end of period	$864	$1,149

	Nine months ended March 31,	Nine months ended March 31,
($ in thousands)	2023	2022

Balance, beginning of period	$760	$1,109
Provision for expected losses	392	425
Write-offs	(288)	(385)
Balance, end of period	$864	$1,149

Cash to be collected on our performing finance receivables due for each of the fiscal years are as follows:

($ in thousands)
2023 (remaining 3 months)	$2,690
2024	7,570
2025	5,965
2026	4,546
2027	2,754
Thereafter	793
Total amounts to be collected	24,318
Less: interest	(2,107)
Less: allowance for receivables	(864)
Total finance receivables	$21,347

7. ACCOUNTS RECEIVABLE

Accounts receivable primarily include amounts due to the Company for sales of equipment and subscription fees, settlement receivables for amounts due from third-party payment processors and receivables from contract manufacturers, net of the allowance for credit losses. Accounts receivable, net of the allowance for uncollectible accounts were $29.2 million as of March 31, 2023 and $37.7 million as of June 30, 2022. Accounts receivable from one contract manufacturer represented 16% of accounts receivable as of June 30, 2022. This contract manufacturer did not have a material balance as of March 31, 2023.

Concentrations

Accounts receivable with the Company's largest customer represented 6% and 17% of accounts receivable, net of allowance as of March 31, 2023 and June 30, 2022 respectively.

Allowance for credit losses

The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments, including from a shortfall in the customer transaction fund flow from which the Company would normally collect amounts due. The allowance is calculated under an expected loss model. We estimate our allowance using an aging analysis of the receivables balances, primarily based on historical loss experience. Furthermore, current conditions are analyzed on a quarterly basis as we reassess whether our receivables continue to exhibit similar risk characteristics as the prior measurement date, and determine if the reserve calculation needs to be adjusted for new developments, such as a customer’s inability to meet its financial obligations. The Company writes off receivable balances against the allowance for credit losses when management determines the balance is uncollectible and the Company ceases collection efforts.

The following table represents a rollforward of the allowance for credit losses for the three and nine months ending March 31, 2023 and 2022:

	Three months ended March 31,
($ in thousands)	2023	2022
Balance, beginning of period	$10,122	$7,161
Provision for expected losses	296	981
Write-offs	—	(1,022)
Balance, end of period	$10,418	$7,120

	Nine months ended March 31,
($ in thousands)	2023	2022
Balance, beginning of period	$9,328	$6,614
Provision for expected losses	1,431	2,094

Write-offs	(341)	(1,588)
Balance, end of period	$10,418	$7,120

8. EARNINGS (LOSS) PER SHARE CALCULATION

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share, applicable only to years ended with reported income, is computed by dividing net income by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method. The calculation of basic and diluted earnings (loss) per share is presented below:

	Three months ended March 31,
($ in thousands, except per share data)	2023	2022

Numerator for basic and diluted earnings (loss) per share
Net earnings	$6,948	$2,136
Preferred dividends	(289)	(334)
Net earnings applicable to common shareholders	6,659	1,802

Denominator for basic earnings (loss) per share - Weighted average shares outstanding	72,491,373	71,083,044
Effect of dilutive potential common shares	374,848	403,674
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	72,866,221	71,486,718

Basic and diluted earnings per share	$0.09	$0.03

	Nine months ended March 31,
($ in thousands, except per share data)	2023	2022

Numerator for basic and diluted loss per share
Net earnings (loss)	$(2,199)	$377
Preferred dividends	(623)	(668)
Net earnings (loss) applicable to common shareholders	(2,822)	(291)

Denominator for basic loss per share - Weighted average shares outstanding	71,771,135	71,076,022
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	71,771,135	71,076,022

Basic and diluted loss per share	$(0.04)	$—
For the three month ended March 31, 2023, approximately 4.5 million of anti-dilutive shares were excluded from the computation of diluted earnings per share. For the nine months ended March 31, 2023, approximately 4.9 million anti-dilutive shares were excluded from the calculation of diluted loss per share. Anti-dilutive shares excluded from the calculation of diluted loss per share were approximately 5 million for the three and nine months ended March 31, 2022.
9. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of March 31, 2023
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	$2,226	$(1,377)	$849	1 - 7 years
Developed technology	19,267	(10,678)	8,589	5 - 6 years
Customer relationships	24,592	(6,213)	18,379	5 - 18 years
Total intangible assets	$46,085	$(18,268)	$27,817

Goodwill	92,772	—	92,772	Indefinite

	As of June 30, 2022
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	1,705	(1,133)	572	1 - 7 years
Developed technology	11,819	(8,761)	3,058	5 - 6 years
Customer relationships	19,339	(5,022)	14,317	10 - 18 years
Total intangible assets	$32,863	$(14,916)	$17,947

Goodwill	66,656	—	66,656	Indefinite

The weighted-average remaining useful life of the finite-lived intangible assets was 16.6 years as of March 31, 2023, of which the weighted-average remaining useful life for the brand and trade names was 2.2 years, for the developed technology was 4.1 years, and for the customer relationships was 10.3 years.

During the three and nine months ended March 31, 2023, the Company recognized $1.7 million and $3.4 million, respectively, in amortization expense related to intangible assets. The Company recognized $26.1 million in goodwill and $13.2 million in newly acquired intangible assets in association with the 32M acquisition as referenced in Note 5 - Acquisition.

During the three and nine months ended March 31, 2022, the Company recognized $0.8 million and $2.5 million, respectively, in amortization expense related to intangible assets. The Company recognized $2.7 million in goodwill and $1.2 million in newly acquired intangible assets in association with the Yoke acquisition as referenced in Note 5 - Acquisition.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is a single reporting unit for purposes of testing goodwill for impairment. During the three and nine months ended March 31, 2023 and March 31, 2022, the Company did not recognize any impairment charges related to goodwill.

10. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of March 31, 2023 and June 30, 2022 consisted of the following:

	As of March 31,	As of June 30,
($ in thousands)	2023	2022

JPMorgan Credit Facility*	39,250	14,813
Other obligations	53	70
Less: unamortized issuance costs and debt discount	(202)	(261)
Total	39,101	14,622
Less: debt and other financing arrangements, current	(787)	(692)
Debt and other financing arrangements, noncurrent	$38,314	$13,930
* See discussion below on amendment to the JPMorgan Credit Facility.

Details of interest income (expense) presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands)	2023	2022	2023	2022
JPMorgan Credit Facility*	1,142	221	1,733	679
Other interest income	(879)	(1,073)	(475)	(579)
Total interest (income) expense, net	$263	$(852)	$1,258	$100

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

The Amended JPMorgan Credit Facility has a four year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans; provided that until June 30, 2022 the applicable margin shall be 2.75% for base rate loans and 3.75% for SOFR loans. Subject to the occurrence of a material acquisition and the Company’s total leverage ratio exceeding 3.00 to 1.00, the interest rate on the loans may increase by 0.25%. In an event of default, the interest rate may be increased by 2.00%. The Amended JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. As of March 31, 2023, the applicable interest rate for the Amended JPMorgan Credit Facility is approximately 8.8%.

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

The Amended Secured Term Facility was accounted for as a modification of the 2021 JPMorgan Secured Term Facility. The previously unamortized debt issuance costs remain capitalized, the new fees paid to the creditor were capitalized, and allocated third-party costs incurred allocated to the term facility were charged to expense. We have also evaluated that the borrowing capacity of the Amended Revolving Facility is greater than the borrowing capacity of the 2021 JPMorgan Revolving Facility. The previously unamortized debt issuance costs remain capitalized, the new fees paid to the creditor and allocated third-party costs were capitalized. The Company capitalized $0.3 million of issuance costs related to the Amended JPMorgan Credit Facility during the year-ended June 30, 2022. The Company was in compliance with its financial covenants for the Amended JPMorgan Credit Facility as of March 31, 2023.

References to "JPMorgan Credit Facility" in the Condensed Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of the Form 10-Q specifically refers to the 2021 JPMorgan Credit Facility prior to March 17, 2022 and to the Amended JPMorgan Credit Facility subsequent to and as of March 17, 2022.

11. ACCRUED EXPENSES
Accrued expenses consisted of the following as of March 31, 2023 and June 30, 2022:

	As of March 31,	As of June 30,
($ in thousands)	2023	2022

Sales tax reserve	$13,172	$14,694
Accrued compensation and related sales commissions	2,483	3,289
Operating lease liabilities, current	1,445	1,538
Accrued professional fees	5,185	4,200
Accrued taxes and filing fees payable	1,349	2,036
Contingent consideration arrangement for the Yoke acquisition*	—	1,000
Other accrued expenses	1,656	1,397
Consideration withheld in escrow for the 32M acquisition*	442	—
Total accrued expenses	$25,732	$28,154
* See Note 5 - Acquisition for description of the arrangement.
12. INCOME TAXES

For the three months ended March 31, 2023, the Company recorded an income tax provision of $0.1 million. For the nine months ended March 31, 2023, the Company recorded an income tax provision of $0.1 million. As of March 31, 2023, the Company reviewed the existing deferred tax assets and continues to record a full valuation against its deferred tax assets. The income tax provision primarily relates to state income and franchise taxes and deferred taxes related to indefinite lived intangibles. As of March 31, 2023, the Company had a total unrecognized income tax benefit of $0.7 million. The provision is based upon actual loss before income taxes for the nine months ended March 31, 2023, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

For the three months ended March 31, 2022, the Company recorded an income tax provision of $0.04 million. For the nine months ended March 31, 2022, the Company recorded an income tax provision of $0.2 million. As of March 31, 2022, the Company reviewed the existing deferred tax assets and continues to record a full valuation against its deferred tax assets. The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of March 31, 2022, the Company had a total unrecognized income tax benefit of $0.5 million. The provision is based upon actual loss before income taxes for the nine months ended March 31, 2022, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

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

The fair value of options granted during the nine months ended March 31, 2023 and 2022 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

	Nine months ended March 31,
	2023	2022
Expected volatility (percent)	74.6% - 77.6%	73.2% - 73.6%
Weighted average expected life (years)	4.4 - 4.6	4.5
Dividend yield (percent)	0.0%	0.0%
Risk-free interest rate (percent)	2.7% - 4.1%	1.0% - 1.2%
Number of options granted	1,720,000	777,000
Weighted average exercise price	$4.61	$9.28
Weighted average grant date fair value	$2.89	$5.34

Stock based compensation related to stock options with an established grant date for the three and nine months ended March 31, 2023 was $1.1 million and $2.7 million, respectively, and for the three and nine months ended March 31, 2022 was $0.9 million and $2.3 million, respectively.

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

For these performance based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a "Grant Date" as defined in ASC Topic 718 Compensation — Stock Compensation, has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. We did not recognize any additional expenses during the three months ended March 31, 2023. The total benefit recognized for the nine months ended March 31, 2023 for these awards was $(1.1) million, as a result of reversing unvested grants for terminated executives during the period. The total expense recognized for the three and nine months ended March 31, 2022 for these awards was $0.1 million and $1.0 million, respectively.

COMMON STOCK AWARDS

Two employees of Hudson Executive, a greater than 10% shareholder and a related party of the Company, entered into consulting agreements with the Company in August and September of 2020, respectively, under which the consultants provided financial and strategic analysis and advisory services to the Company's CEO through July 31, 2021. As consideration for the services, in March 2021 the consultants were granted a total of 80,000 restricted stock units. In September 2021, the Company extended these consulting agreements through July 31, 2022 and, in connection therewith, the consultants were granted an additional 20,000 restricted stock units. On February 2, 2022, the Board of Directors of the Company appointed one of the above mentioned employees of Hudson Executive as a director of the Company, effective immediately. In connection with the appointment to the Board, the consulting agreement for that individual was terminated, effective February 2, 2022. The total expense recognized for the three and nine months ended March 31, 2023 and 2022 for these consulting agreements was immaterial.

The total expense recognized for common stock awards for the three and nine months ended March 31, 2023 was $0.3 million and $1.3 million, respectively, and for the three and nine months ended March 31, 2022 was $0.5 million and $1.3 million, respectively.

PREFERRED STOCK

During the nine months ended March 31, 2023, the Company retired 59,281 shares of its Series A convertible preferred stock that it purchased for an aggregate amount of approximately $2.5 million.

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

Securities and Exchange Commission ("SEC") Inquiries and Settlement

In fiscal year 2019, the USA Technologies Audit Committee, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of then-current and prior period matters relating to certain contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “2019 Investigation”). During the quarter, the Company entered into a preliminary settlement agreement with the SEC to resolve its investigation of these legacy matters. If approved by the SEC, the Company anticipates that this resolution will entail a financial payment no more than $1 million higher than the amount previously accrued. As of March 31, 2023, we fully reserved for the settlement. During the quarter, the Company received a $2.0 million insurance reimbursement for legal fees and expenses incurred in connection with the 2019 Investigation. The insurance reimbursement was recorded as a reduction of "Investigation, proxy and restatement expenses, net of insurance recoveries" on the Company's Condensed Consolidated Statement of Operations.

The Company has entered into various operating lease obligations. See Note 3 - Leases for additional information.

Purchase Commitments

As of March 31, 2023, the Company had firm commitments to purchase inventory of approximately $7.4 million over the next year.

15. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company, and a recurring monthly subscription fee for the analytical services. The total expense recognized within Cost of subscription and transaction fees for the three and nine months ended March 31, 2023 for these arrangements was $0.1 million and $0.2 million, respectively. The total expense recognized within Cost of subscription and transaction fees for the three and nine months ended March 31, 2022 for these arrangements was $0.3 million and $1.1 million respectively.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of Cantaloupe, Inc. (“Cantaloupe” or the “Company”). For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected include, for example:
•general economic, market or business conditions unrelated to our operating performance, including inflation, rising interests rates, financial institution disruptions and public health emergencies such as COVID-19;
•our ability to compete with our competitors and increase market share;
•failure to comply with the financial covenants in the Amended JPMorgan Credit Facility (as defined below);
•our ability to raise funds in the future through sales of securities or debt financing in order to sustain operations in the normal course of business or if an unexpected or unusual event were to occur;
•disruptions in or inefficiencies to our supply chain and/or operations;
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
•the risks associated with cyber attacks and data breaches; and
•the risks associated with the recently settled 2019 Investigation, which remains subject to the SEC’s issuance of its Final Order.
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

The Company's fiscal year ends June 30. The Company generates revenues in multiple ways. During the three months ended March 31, 2023 and March 31, 2022, we derived approximately 85% and 84%, respectively, from subscription and transaction fees and 15% and 16%, respectively, from equipment sales. During the nine months ended March 31, 2023 and March 31, 2022, we derived approximately 82% and 84%, respectively, from subscription and transaction fees and 18% and 16%, respectively, from equipment sales.
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

3G Network discontinuation and upgrade cycle

The Company currently has a large customer base with over 1 million Active Devices connected to our platform which we have built over 30 years of being a key player in the unattended retail industry. The major telecommunication service providers in North America have been phasing out older generation cellular networks (2G and 3G networks) over the past year due to capacity and bandwidth limitations to make room for newer technologies that are faster, more reliable, provides a wider range of coverage, and overall enables a more responsive device. The phase out of these cellular networks was completed on December 31, 2022.

The upgrade in cellular networks has impacted a significant portion of our customer base and Active Devices and has required the Company to offer discounts to strategic customers especially during the fiscal year 2023 to ensure that our existing customer base is properly transitioned to the new platform. These discounts contributed to the decrease in our equipment sales margin in the first half of fiscal year 2023.

Though the 2G and 3G networks were phased out, we have small percentage of customers that were not able to replace all their old devices with 4G devices prior to the old networks being decommissioned. Labor shortages and supply issues have been the primary drivers of the delay. Replacement 4G devices continued to come online during the quarter ended March 31, 2023, and we anticipate the majority of replacements to be completed by June 30, 2023.

Key Developments during the Quarter

Highlights of the Company for the fiscal quarter ended March 31, 2023 are below:
•Revenues of $60.4 million, an increase of 20.0% year over year. The increase was led by an eighth consecutive quarter of record transaction fees revenue;
•As a result of the acquisition of Three Square Market in December 2022, we have seen a successful acceleration in our micro market business where customers both existing and new are migrating their kiosks to the 32M platform;
•We launched a pilot program for our Seed Driver mobile app, the latest iteration in Cantaloupe’s mobile technology features that streamline driver processes and make servicing locations easier and faster than ever before. The product was made available in April 2023; and
•We continued to see significant customer interest and growth in the newly launched Cantaloupe ONE Platform, a bundled subscription model, which provides operators the flexibility and predictability of a monthly, fixed subscription amount covering the hardware and service fees.
As of March 31, 2023, we have approximately 250 employees in the United States and United Kingdom and offices in Malvern, Pennsylvania; Atlanta, Georgia; River Falls, Wisconsin; and Birmingham, United Kingdom.

COVID-19 Update

While there has not been any resurgence of the COVID-19 virus or new strains or variants emerge that significantly impacted the Company, its employees, or its customers, we have experienced lingering effects during fiscal year 2023. We underwent elevated component and supply chain costs necessary for the production and distribution of our hardware products. Additionally, schools and other organizations have re-opened which has led to increased foot-traffic to distributed assets containing our electronic payment solutions, but we have not seen a full return to the office. Many companies have implemented a hybrid approach requiring employees to work in the office several days a week and allow work from home for the remaining days. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. We will continue to monitor the situation and follow any guidance from federal, state, and local public health authorities. Given the potential uncertainty of the situation, the Company cannot reasonably estimate the longer-term repercussions of COVID 19 on our financial condition, result of operations or cash flows.

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
Total Number of Transactions and Total Dollar Volume of Transactions

Transactions are defined as electronic payment transactions that are processed by our technology-enabled solutions. Management uses Total Number and Dollar Volume of transactions to evaluate the effectiveness of our new customer strategy and our ability to leverage existing customers and partners.

	As of and for the three months ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Devices:
Active Devices (thousands)	1,150	1,150	1,151	1,137	1,125

Customers:
Active Customers	27,598	26,335	25,019	23,991	22,818

Volumes:
Total Number of Transactions (millions)	267.8	273.7	276.3	274.6	258.6
Total Dollar Volume of Transactions (millions)	$653.6	$649.4	$639.5	$616.1	$562.0

Highlights for the quarter ended March 31, 2023 include:
•1.15 million Active Devices compared to the same quarter last year of 1.13 million, an increase of approximately 25 thousand Active Devices, or 2.2%;
•27,598 Active Customers on our service compared to the same quarter last year of 22,818, an increase of 4,780 Active Customers, or 20.9%; and
•$653.6 million in Total Dollar Volume of Transactions for the quarter ended March 31, 2023 compared to $562.0 million for the quarter ended March 31, 2022, an increase of $91.6 million, or 16.3%. See "Revenues and Gross Profit" in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional information.

FINANCIAL PERFORMANCE

The following tables summarize our results of operations and significant changes in our financial performance for the periods presented:

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues and Gross Profit

	Three months ended March 31,		Percent Change
($ in thousands)	2023	2022
Revenues:
Subscription and transaction fees	$51,245	$42,143	21.6%
Equipment sales	9,111	8,157	11.7%
Total revenues	60,356	50,300	20.0%

Costs of sales:
Cost of subscription and transaction fees	29,577	25,291	16.9%
Cost of equipment sales	7,886	8,809	(10.5)%
Total costs of sales	37,463	34,100	9.9%

Gross profit:
Subscription and transaction fees	21,668	16,852	28.6%
Equipment sales	1,225	(652)	287.9%
Total gross profit	$22,893	$16,200	41.3%

Gross margin:
Subscription and transaction fees	42.3%	40.0%
Equipment sales	13.4%	(8.0)%
Total gross margin	37.9%	32.2%

Revenues.  Total revenues increased by $10.1 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase in revenues is attributed to a $9.1 million and $1.0 million increase in subscription and transaction fees and equipment sales, respectively.

The increase in subscription and transaction fees was primarily driven by increased processing volumes including $3.2 million contributions from the 32M acquisition which was completed in December 2022, with an approximately 16.3% increase in total dollar volumes of transactions for the current fiscal year quarter relative to the prior year quarter. We continue to benefit as businesses, schools and other organizations across the country continue to maintain normal levels of operations and due to an increase in the average price per transaction and total number of transactions relative to the same period in the prior year. Our subscription fees have increased 22.0% for the three months ended March 31, 2023 compared to the same period in 2022 which is attributed to a continued focus of management to grow our recurring subscription services and the successful expansion of the Cantaloupe One program to our customer base.

The increase in equipment sales in the current fiscal year quarter was primarily driven by additional $2.0 million sales from the 32M acquisition. Our equipment margin improved during the current year quarter as our customers have completed upgrading their hardware devices from 3G to 4G network compatible devises as of December 31, 2022. In the prior year period, we offered strategic discounts to our existing customers to ensure their proper transitions into the new platform. (See 3G Network discontinuation and upgrade cycle section above).

Cost of sales. Cost of sales increased $3.4 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase in cost of sales was primarily due to a $4.3 million increase in subscription and transaction costs, partially offset by a $0.9 million decrease in equipment costs. The increase in subscription and transaction costs was primarily driven by an increase in transaction processing fees corresponding with an increase in processing volumes including contributions from the 32M acquisition.

Gross margin. Total gross margin increased to 37.9% for the three months ended March 31, 2023 from 32.2% for the three months ended March 31, 2022. The increase in gross margin was primarily a result of higher margins in both subscription and transaction fee and equipment sales after the 32M acquisition.

Operating Expenses

	Three months ended March 31,		Percent Change
Category ($ in thousands)	2023	2022
Sales and marketing	$3,154	$1,937	62.8%
Technology and product development	4,594	5,532	(17.0)%
General and administrative expenses	7,041	6,788	3.7%
Investigation, proxy solicitation and restatement expenses	(1,000)	—	(100.0)%
Depreciation and amortization	2,364	1,062	122.6%
Total operating expenses	$16,153	$15,319	5.4%

Total operating expenses. Operating expenses as a whole increased 5.4% for the three months ended March 31, 2023 compared to the same period in 2022. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $1.2 million for the three months ended March 31, 2023 compared to the same period in 2022 due to increased compensation costs as a result of higher sales and marketing employee headcount in the current quarter to support our expanding business and service offerings in the United States and internationally.

Technology and product development. Technology and product development expenses decreased by $0.9 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a $1.2 million decrease in compensation related expenses as a result of reduced headcount, partially offset by a $0.5 million increase in professional services related to various projects.

General and administrative expenses. General and administrative expenses increased by $0.3 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a $0.8 million increase in compensation expense, a $0.5 million increase in professional services and $0.4 increase in rent and other occupancy expense. This was partially offset by a release of our sale tax accrual, which had a net decrease of $0.7 million in the current quarter and $0.8 million of bad debt expense in the prior year.

Investigation, proxy solicitation, and restatement expenses. During the quarter, the Company reached a preliminary settlement with the SEC to resolve its 2019 Investigation. As a result of the settlement, we increased our accrual from $0.5 million to $1.5 million, resulting in $1.0 million of expense in the quarter. Additionally, we received a $2.0 million reimbursement from our directors and officers (D&O) insurance policy for legal fees and expenses incurred in connection with the 2019 Investigation. The D&O reimbursement proceeds was recorded as a reduction of "Investigation, proxy and restatement expenses" on the Company's Condensed Consolidated Statement of Operations for the three ended March 31, 2023.

Depreciation and amortization. Depreciation and amortization expenses increased $1.3 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily driven by the acquisition of 32M in December 2022.

Other Income (Expense), Net

	Three months ended March 31,		Percent Change
($ in thousands)	2023	2022
Other income (expense):
Interest income	$540	$445	21.3%
Interest expense	(263)	852	(130.9)%
Other income (expense)	(13)	(7)	85.7%
Total other income (expense), net	$264	$1,290	(79.5)%

Other income (expense), net.  Other income (expense), net decreased $1.0 million for the three months ended March 31, 2023 as compared to the same period in 2022. Our interest expense was higher during the current year quarter primarily driven by a higher outstanding debt balance, partially offset by a $0.9 million change in the interest component of the sales tax reserve. In the prior year period, the reduction in interest expense was primarily due to a $0.9 million change in the interest component of the sales tax reserve.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

Revenues and Gross Profit

	Nine months ended March 31,		Percent Change
($ in thousands)	2023	2022
Revenues:
Subscription and transaction fees	$147,252	$123,956	18.8%
Equipment sales	32,216	23,215	38.8%
Total revenues	179,468	147,171	21.9%

Costs of sales:
Cost of subscription and transaction fees	90,149	76,234	18.3%
Cost of equipment sales	33,823	23,871	41.7%
Total costs of sales	123,972	100,105	23.8%

Gross profit:
Subscription and transaction fees	57,103	47,722	19.7%
Equipment sales	(1,607)	(656)	145.0%
Total gross profit	$55,496	$47,066	17.9%

Gross margin:
Subscription and transaction fees	38.8%	38.5%
Equipment sales	(5.0)%	(2.8)%
Total gross margin	30.9%	32.0%

Revenues.  Total revenues increased by $32.3 million for the nine months ended March 31, 2023 compared to the same period in 2022. The increase in revenues was attributed to a $23.3 million increase in subscription and transaction fees, and a $9.0 million increase in equipment sales.

The increase in subscription and transaction fees was primarily driven by increased processing volumes, with an approximately 16% increase in total dollar volumes for the nine months ended March 31, 2023 compared to the same period in 2022. Our transaction fees increased $16.4 million, or 20.3% as we continue to benefit as businesses, schools and other organizations across the country continue to maintain normal levels of operations and due to an increase in the average price per transaction and total number of transactions relative to the same period in the prior year. Our subscription fees increased approximately $6.9 million, or 16% for the nine months ended March 31, 2023 compared to the same period in 2022 which was attributed to a continued focus of management to grow our recurring subscription services, the successful expansion of the Cantaloupe One program to our customer base, and the acquisition of 32M.

The increase in equipment sales relates to more equipment shipments in the current fiscal year compared to the same period last year driven primarily by continued upgrades by our customers from 3G to 4G network compatible devices which was substantially completed as of December 31, 2022. Additionally, the completion of our 32M acquisition in December 2022 contributed additional equipment sales for the nine months ended March 31, 2023.

Cost of sales. Cost of sales increased $23.9 million for the nine months ended March 31, 2023 compared to the same period in 2022. The increase in cost of sales was attributed to a $13.9 million and $10.0 million increase in subscription and transaction costs and equipment costs, respectively.

The increase in subscription and transaction costs was primarily driven by an increase in transaction processing fees corresponding with an increase in processing volumes and total dollar volume of transactions. The acquisition of 32M in December 2022 also contributed an approximately $1.6 million increase in our subscription and transaction costs for the nine months ended March 31, 2023.

The increase in cost of sales for equipment was primarily driven by increased equipment sales and increased cost experienced within our supply chain due to inflation and unfavorable prices paid to secure certain key component parts to meet production and delivery timelines caused by a greater than anticipated surge in the demand for our ePort hardware products. The increased demand in the first half of fiscal year 2023 was related to our customers upgrading their payment devices in anticipation of the 3G network discontinuation events described above (See 3G Network discontinuation and upgrade cycle section). We have taken steps to mitigate the impact of the materials shortages on our business, including increasing the amount of inventory we have on hand and negotiating fixed pricing with suppliers which has resulted in significant margin improvements in the second and third quarter of our fiscal year. Additionally, the acquisition of 32M in December 2022 contributed a $1.5 million increase in our equipment costs for the nine months ended March 31, 2023.

Gross margin. Total gross margin was relatively consistent for the nine months ended March 31, 2023 compared to the same period in 2022.

Operating Expenses

	Nine months ended March 31,		Percent Change
Category ($ in thousands)	2023	2022
Sales and marketing	$8,888	$6,021	47.6%
Technology and product development	16,757	16,701	0.3%
General and administrative expenses	25,179	21,724	15.9%
Investigation, proxy solicitation and restatement expenses	(453)	—	(100.0)%
Integration and acquisition expenses	2,787	—	100.0%
Depreciation and amortization	5,029	3,197	57.3%
Total operating expenses	$58,187	$47,643	22.1%

Total operating expenses.  Operating expenses increased approximately $10.5 million for the nine months ended March 31, 2023 compared to the same period in 2022. The increase was attributed to a $3.5 million increase in general and administrative expenses, a $2.9 million increase in sales and marketing expenses, a $2.8 million increase in integration and acquisition expenses, and a $1.8 million increase in depreciation and amortization. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $2.9 million for the nine months ended March 31, 2023 compared to the same period in 2022 primarily due to higher sales and marketing employee headcount in the current year to support our expanding business and service offerings in the United States and internationally.

General and administrative expenses. General and administrative expenses increased approximately $3.5 million for the nine months ended March 31, 2023, as compared to the same period in 2022. The increase in general and administrative expenses was primarily driven by a $1.4 million increase in personnel compensation cost as a result of our growing business, a $1.3 million increase in professional services fees relating to additional compliance costs incurred as a result of our delayed annual report filing.

Investigation, proxy solicitation, and restatement expenses. During the quarter, the Company reached a preliminary settlement with the SEC to resolve its 2019 Investigation. As a result of the settlement, we increased our accrual from $0.5 million to $1.5 million, resulting in $1.0 million of expense in the quarter. Additionally, we received a $2.0 million reimbursement from our directors and officers (D&O) insurance policy for legal fees and expenses incurred in connection with the 2019 Investigation. The D&O reimbursement proceeds was recorded as a reduction of "Investigation, proxy and restatement expenses" on the Company's Condensed Consolidated Statement of Operations for the nine months ended March 31, 2023.

Integration and acquisition. On December 1, 2022, the Company acquired all of the equity interests of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M") pursuant to an Equity Purchase Agreement. For the nine months ended March 31, 2023, the Company incurred professional services fees of $2.8 million from accounting, legal and investing banking advisors leading up to and for the successful completion of the 32M acquisition. The Company did not incur any material integration and acquisition expenses for the nine months ended March 31, 2022.

Depreciation and amortization. During the nine months ended March 31, 2023, the Company had an increase in depreciation and amortization costs of $1.8 million compared to the same period in the prior year due to the acquisition of 32M in December 2022 and increased depreciation for our growing Internal-use software as various projects and initiatives get implemented. Our increase in internal-use software is attributable to management's focus on developing innovative technologies to further strengthen our network environment and platform.

Other Income (Expense)

	Nine months ended March 31,		Percent Change
($ in thousands)	2023	2022
Other income (expense):
Interest income	$1,985	$1,363	45.6%
Interest expense	(1,258)	(100)	1,158.0%
Other income (expense)	(112)	(83)	34.9%
Total other income	$615	$1,180	(47.9)%

Other income (expense), net.  Other income (expense), net decreased $0.6 million for the nine months ended March 31, 2023 as compared to the same period in 2022 primarily driven by an increase in interest expense of $1.2 million due to higher outstanding debt balance in the current year, partially offset by an increase in interest income of approximately $0.6 million and a $0.4 million change in interest component of the sales tax reserve. The interest expense in the prior year period was lower due to a $0.9 million change in the interest component of the sales tax reserve.

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

We define Adjusted EBITDA as U.S. GAAP net loss before (i) interest income, (ii) interest expense on debt and reserves, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, (vii) fees and charges, net of reimbursement from insurance proceeds, that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs that are not indicative of our core operations, (viii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations such as integration and acquisition expenses, and (ix) severance expenses that are non-recurring and are not indicative of our core operations.

Below is a reconciliation of U.S. GAAP net loss to Adjusted EBITDA:

	Three months ended March 31,
($ in thousands)	2023	2022
U.S. GAAP net income	$6,948	$2,136
Less: interest income	(540)	(445)
Plus: interest expense	263	(852)
Plus: income tax provision	56	35
Plus: depreciation expense included in costs of sales for rentals	297	220
Plus: depreciation and amortization expense in operating expenses	2,364	1,062
EBITDA	9,388	2,156
Plus: stock-based compensation (a)	1,410	1,495
Plus: investigation, proxy solicitation and restatement expenses (b)	(1,000)	—
Plus: severance expenses (c)	273	—
Adjustments to EBITDA	683	1,495
Adjusted EBITDA	$10,071	$3,651

(a)    As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b)    As an adjustment to EBITDA, we have excluded the costs and corresponding reimbursements related to the 2019 Investigation, because we believe that they represent charges that are not related to our core operations. During the three months ended March 31, 2023, we incurred costs of $1.0 million relating to the settlement of the 2019 Investigation, but received a $2.0 million D&O insurance reimbursement for legal fees and expenses incurred in connection with the 2019 Investigation. Accordingly, Adjusted EBITDA contains a $1.0 million negative adjustment.
(c)    As an adjustment to EBITDA, we have excluded expenses incurred in connection with a one-time, non-recurring severance charges related to work force reduction.

	Nine months ended March 31,
($ in thousands)	2023	2022
U.S. GAAP net (loss) income	$(2,199)	$377
Less: interest income	(1,985)	(1,363)
Plus: interest expense	1,258	100
Plus: income tax provision	123	226
Plus: depreciation expense included in costs of sales for rentals	852	738
Plus: depreciation and amortization expense in operating expenses	5,029	3,197
EBITDA	3,078	3,275
Plus: stock-based compensation (a)	2,889	4,624
Plus: investigation, proxy solicitation and restatement expenses (b)	(453)	—
Plus: integration and acquisition expenses (c)	2,787	—
Plus: severance expenses (d)	273	—
Adjustments to EBITDA	5,496	4,624
Adjusted EBITDA	$8,574	$7,899

(a)    As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b)    As an adjustment to EBITDA, we have excluded the costs and corresponding reimbursements related to the 2019 Investigation, because we believe that they represent charges that are not related to our core operations. During the nine months ended March 31, 2023, we incurred additional costs relating to the settlement of the 2019 Investigation, but received a $2.0 million D&O insurance reimbursement for legal fees and expenses incurred in connection with the 2019 Investigation. Accordingly, Adjusted EBITDA contains a negative adjustment.
(c)    As an adjustment to EBITDA, we have excluded expenses incurred in connection with business acquisitions as it does not represent recurring costs or charges related to our core operations.
(d)    As an adjustment to EBITDA, we have excluded expenses incurred in connection with a one-time, non-recurring severance charges related to work force reduction.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company's primary sources of capital available are cash and cash equivalents on hand of $46.7 million as of March 31, 2023 and the cash that we expect to be provided by operating activities by the Company.

The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $13.2 million in the aggregate as of March 31, 2023. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

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

Below are charts that reflect our cash liquidity and outstanding debt as of March 31, 2023 and June 30, 2022:

Cash Flows

See Condensed Consolidated Statement of Cash Flows in Part I, Item 1 of this Quarterly Report for details on the changes in cash and cash equivalents classified by operating, investing and financing activities during our respective reporting periods.

Net cash provided by (used in) operating activities

For the nine months ended March 31, 2023, net cash provided by operating activities was $5.8 million which reflects our net loss of $2.2 million, $2.7 million of cash utilized by working capital accounts, partially offset by non-cash operating charges of $10.7 million. The change in working capital accounts was primarily driven by a $9.6 million increase of accounts receivable, $8.2 million cash used to increase our inventory on hand, and a reduction in accounts payable and accrued expenses of $2.9 million in the period. Increase in inventory was driven by increased equipment sales as well as strategic planning to mitigate potential supply chain disruptions. Increase in cash utilized by accounts receivable was a result of increased sales during fiscal year 2023 compared to the prior year period.

For the nine months ended March 31, 2022, net cash used in operating activities was $3.9 million, which reflected our net income of $0.4 million and $16.2 million of cash utilized by working capital accounts, partially offset by non-cash operating charges of $11.9 million. The change in working capital accounts was primarily driven by cash used of $9 million to increase our inventory on hand, increase in accounts receivable of $4.4 million, reduction of accounts payable and accrued expenses of approximately $0.2 million, and an increase in prepaid expenses and other assets of $1.9 million. The increase in inventory was a result of the Company anticipating customers' 3G to 4G device upgrade needs and demands for the new ePort Engage devices in 2022.

Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, and provisions for expected losses for the nine months ended March 31, 2023 and 2022.

Net cash used in investing activities

Net cash used in investing activities was $48.5 million for the nine months ended March 31, 2023. We paid $35.9 million in cash for the 32M acquisition and invested $12.6 million in property and equipment as the Company continued to focus on investing in innovative technologies and products, and increasing rental devices enrolled in the Company's Cantaloupe One program.

Net cash used in investing activities was $10.2 million for the nine months ended March 31, 2022 which was a result of $3.0 million paid for the Yoke acquisition and the remaining $7.2 million used to increase property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $21.3 million for the nine months ended March 31, 2023 which was primarily due to a $25 million borrowing from our Credit Facility to fund a portion of the cash consideration for the 32M acquisition, offset by $2.2 million cash used to repurchase our Series A Convertible Stock and a $1.0 million payment for contingent consideration relating to the Yoke acquisition.

Net cash provided by financing activities was $1.0 million for the nine months ended March 31, 2022 which was primarily due to $0.7 million in proceeds from long-term debt and $0.8 million in proceeds related to stock exercises, offset by $0.4 million in repayments on outstanding debt attributable to the Amended JPMorgan Credit Facility.

CONTRACTUAL OBLIGATIONS

During the nine months ended March 31, 2023, the Company borrowed an additional $25 million from its credit facility with JPMorgan Chase Bank, N.A. to fund the acquisition of Three Square Markets. See Note 10 - Debt and Other Financing Arrangements and Note 5 - Acquisition to the condensed consolidated financial statements for additional details on the transaction.

During the nine months ended March 31, 2023, the Company extended an existing operating lease for an additional 70-months period. The lease extension will commence on October 1, 2023. As such, this was not included in the Operating lease right-of-use assets or liabilities on the Condensed Consolidated Balance Sheets for as of March 31, 2023.

There were no other significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

CRITICAL ACCOUNTING ESTIMATES

As of March 31, 2023, we are exposed to market risk related to changes in interest rates on our outstanding borrowings. Our Amended JPMorgan Credit Facility has a four year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans. As of March 31, 2023, we have $39.3 million total outstanding borrowings, an increase of 100 basis points in SOFR Rate would result in a change in interest expense of $0.4 million per year.

We are also exposed to market risk related to changes in interest rates on our cash investments. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of March 31, 2023.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of March 31, 2023, as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A. of our 2022 Form 10-K.

(b) Changes in Internal Control over Financial Reporting

Other than the remediation plan disclosed in Item 9A. of our 2022 Form 10-K, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As discussed in Item 9A. of our 2022 Form 10-K, we have begun remediation activities to alleviate the identified material weaknesses. The Company has made substantial progress in the remediation efforts, including enhancing policies and procedures to improve the overall control environment, enhancing user access provisioning and monitoring controls, hiring key positions to provide appropriate oversight and improving the completeness and accuracy of the underlying date used in the operation of controls. While these remediation efforts are ongoing, the material weaknesses cannot be considered remediated until the related controls have operated for a sufficient period of time. Additionally, management has to conclude, through testing, that the controls are operating effectively. The Company continues to work toward the goal of remediating the identified material weaknesses by the end of the fiscal year 2023, but such remediation efforts could extend into the first half of fiscal year 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3. Defaults Upon Senior Securities.

There were no defaults on any senior securities. The total liquidation preference including accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2023 was $22.1 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 9, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of March 31, 2023 and June 30, 2022, (2) the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2023 and 2022, (3) the Condensed Consolidated Statements of Shareholders’ Equity for the three-month and nine-month periods ended March 31, 2023 and 2022, (4) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2023 and 2022, and (5) the Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 9, 2023, is formatted as Inline iXBRL and contained in Exhibit 101.
______________________________________
*     Filed herewith.
**    Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: May 9, 2023	/s/ Ravi Venkatesan
Ravi Venkatesan
Chief Executive Officer

Date: May 9, 2023	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer