Form 10-K
period 2023-06-30
CANTALOUPE, INC.
filed 2023-09-25
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).   Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2022, was $256.1 million.
As of September 15, 2023, there were 72,695,265 outstanding shares of Common Stock, no par value.

Selected portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of June 30, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
FORWARD-LOOKING STATEMENTS
This Form 10‑K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of Cantaloupe, Inc. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected include, for example:
•general economic, market or business conditions unrelated to our operating performance, including inflation, rising interests rates, financial institution disruptions, public health emergencies such as COVID-19 and declines in consumer confidence and discretionary spending;
•    our ability to compete with our competitors and increase market share;
•    failure to comply with the financial covenants in the Amended JPMorgan Credit Facility (as defined below);
•    our ability to raise funds in the future through sales of securities or debt financing in order to sustain operations in the normal course of business or if an unexpected or unusual event were to occur;
•    disruptions in or inefficiencies to our supply chain and/or operations;
•    the risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, packaging and transportation;
•weather, climate conditions, natural disasters or other unexpected events;
•    whether our current or future customers purchase, lease, rent or utilize our devices, software solutions or our other products in the future at levels currently anticipated;
•    whether our customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancellable by the customer on thirty to sixty days’ notice;
•our ability to acquire and develop relevant technology offerings for current, new and potential customers and partners;
•risks and uncertainties associated with our expansion into and our operations in Europe, Latin America and other foreign markets, including general economic conditions, policy changes affecting international trade, political instability, inflation rates, recessions, sanctions, foreign currency exchange rates and controls, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, armed conflict, war and other economic and political factors;
•    our ability to satisfy our trade obligations included in accounts payable and accrued expenses;
•our ability to attract, develop and retain key personnel, or our loss of the services of our key executives;
•    the incurrence by us of any unanticipated or unusual non-operating expenses, which may require us to divert our cash resources from achieving our business plan;
•    our ability to predict or estimate our future quarterly or annual revenue and expenses given the developing and unpredictable market for our products;
•    our ability to integrate acquired companies into our current products and services structure;
•    our ability to add new customers and retain key existing customers from whom a significant portion of our revenue is derived;

•    the ability of a key customer to reduce or delay purchasing products from us;
•    our ability to obtain widespread commercial acceptance of our products and service offerings;
•    whether any patents issued to us will provide any competitive advantages or adequate protection for our products, or would be challenged, invalidated or circumvented by others;
•    our ability to operate without infringing the intellectual property rights of others;
•    the ability of our products and services to avoid disruptions to our systems or unauthorized hacking or credit card fraud;
•    geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine;
•    whether we are able to fully remediate our material weaknesses in our internal controls over financial reporting or continue to experience material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;
•    the ability to remain in compliance with the continued listing standards of the Nasdaq Global Select Market (“Nasdaq”) and continue to remain as a member of the US Small-Cap Russell 2000®;
•    whether our suppliers would increase their prices, reduce their output or change their terms of sale; and
•    the risks associated with cyber attacks and data breaches.
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

Item 1. Business.
OVERVIEW

Cantaloupe, Inc., previously known as USA Technologies, Inc., is organized under the laws of the Commonwealth of Pennsylvania. Cantaloupe, Inc. is a global technology leader powering self-service commerce. With over a million active locations across the globe processing more than a billion transactions every year, Cantaloupe is enabling businesses of all sizes to provide self-service experiences for consumers. The company's vertically integrated solutions fuel growth by offering micro-payments processing, enterprise cloud software, IoT technology, as well as kiosk and POS innovations. Cantaloupe’s end-to-end platform increases consumer engagement and sales revenue through digital payments, consumer promotions and loyalty programs, while providing business owners increased profitability by leveraging software to drive efficiencies across an entire operation. Cantaloupe’s solutions are used by a wide variety of consumer services in North America, Latin America, Europe, and Australia including vending machines, micro markets and smart retail, laundromats, metered parking terminals, amusement and entertainment venues, IoT services and more.

Our revenue streams consist of subscription, transaction processing and equipment sales. We derive the majority of our revenues from subscription and transaction fees resulting from transactions on, as well as connectivity and telemetry services provided by, our cashless devices, Seed™ software, Cantaloupe Go software, and our API services used via our Quick Connect product. These services include digital payment processing, loyalty programs, inventory management, route logistics optimization, warehouse and accounting management, intelligent merchandising, and more. Devices and point-of-sale ("POS") terminals operating on the Company’s platform and using our services include those resulting from the sale, finance or a monthly bundled subscription (Cantaloupe ONE program) of our POS electronic payment devices, telemetry devices or certified payment software or the servicing of similar third-party installed POS terminals or telemetry devices. The majority of customers pay a monthly service fee plus a blended percentage rate on transaction volumes. Transaction fees on volumes processed through the Company’s payment devices, are the most significant driver of the Company’s revenues.

Our customers range from global food service organizations to small businesses that operate primarily in self-serve retail markets including food and beverage vending, micro-markets, amusement and arcade machines, commercial laundry, air/vacuum, car wash, and various other self-serve kiosk applications as well as equipment developers or manufacturers who incorporate our hardware, software, and services into their product offerings.
THE INDUSTRY

We offer a variety of solutions for self-service commerce, which enable the acceptance of digital payments and allow our customers to simplify inventory, analytics, warehouse, logistics, and back-office management. We believe the following industry trends are driving growth in demand for digital payment systems and advanced logistics management in general and more specifically within the markets we serve:

•Increased adoption of cashier-less models via vending machines or self-service kiosks to meet demand for and more use of fast, simple and seamless digital purchase and payment experiences;

•Rising consumer demand for transaction convenience, safety, and security which we have seen in the growth in digital payment adoption, especially contactless payments, in the wake of the COVID-19 pandemic; and

•Ongoing labor challenges and inflation drive increased utility of actionable operational business intelligence from new technologies like machine learning to drive operational efficiencies and operational transparency through modern, cloud-based logistics and inventory management solutions.

Shift Toward Digital Payments Is Here to Stay.

One lasting impact of COVID-19 was the creation of a ‘new normal’ for businesses and shoppers alike, accelerating the secular shift to self-service commerce. According to “The Visa Back to Business Global Study: 2022 Small Business Outlook” (the "Visa Study"); 73% of small businesses surveyed said that new forms of digital payments are fundamental to their growth. In addition, according to the Visa Study, 41% of consumers surveyed said they either plan to shift to using only digital payments within the next two years, or are already cashless. Lastly, 82% of small businesses surveyed said they will accept digital options and nearly half (46%) of consumers surveyed expect to use digital payments more often, with just 4% saying they will use them less. The acceleration towards digital payments amongst surveyed consumers was primarily driven by benefits such as easier online shopping, personal safety and convenience.

Increasing Consumer Interest in Self-Service Models

Cashier-less stores that minimize or remove human intervention have shifted consumer expectations on retail shopping experiences. According to PYMNTS.com one study found that 66% of consumer prefer self-service because it is faster and less stressful than interacting with human cashiers. Another study revealed that poor-quality human interaction was a factor, with 12% of self-checkout users saying they preferred these options because they did not like dealing with cashiers. Retailers are also finding that self-service helps them respond to the ongoing labor challenges they are facing while also appealing to changing consumer habits who are eager to use self-checkout solutions. Consumers in a 2022 study cited self-checkout as their most used technology for improving the physical shopping experience.
OUR SOLUTION
We continue to transform self-service commerce by offering one integrated solution for payments processing, logistics, and back-office management. Our platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising, and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers can run their businesses more proactively, predictably, and competitively. We offer customers several different ways to connect and manage their distributed assets. These range from our cashless hardware, self-checkout kiosks, Seed platform, Cantaloupe Go platform, and API services via Quick Connect. Our platform is designed to not only transmit payment information from our customers’ terminal or locations for payment processing, it also processes sales and performance data to optimize assets and generate reports within the Seed and Cantaloupe Go platforms, as well as third-party software solutions, providing greater control and visibility of our customers' business. Through our platform, we enable customers to easily manage assets, make changes, and push updates all remotely, ensuring they run as efficiently as possible.

PRODUCTS AND SERVICES

Our hardware includes Cantaloupe card readers, the Company’s integrated payment device, as well as Cantaloupe Go POS kiosks, the Company’s wide range of POS terminals, which are both currently deployed in self-service, applications such as vending, micro-markets, amusement, arcade, commercial laundry, air/vacuum, car wash, and others.

Cantaloupe's cashless devices, which come in a variety of styles, facilitate digital payments by capturing payment information and transmitting it to our platform for authorization with the payment system (e.g., credit card processors). Additionally, our devices send sales data into the Seed platform for advanced reporting, including remote asset management. Cantaloupe's cashless devices have earned a reputation for quality, reliability, and innovation.

Our Cantaloupe Go product line provides a variety of self-checkout kiosks, which range from tablet-based POS terminals, to feature-rich 46” kiosk screens that are equipped with ADA height compliant and audio assist features for the visually impaired. Not only do Cantaloupe’s kiosks process and transmit transaction data into the cloud, they seamlessly integrate into the Cantaloupe Go platform for ease of kiosk management, loyalty and reward features, promotions, advertising, and more. Cantaloupe Go also enables complete management of an operator’s business by integrating into the Seed platform for one central place to manage inventory, warehouse processes, driver accountability and overall profit and loss reporting.

Our hardware is available for customers through purchase, finance, or subscription with our new Cantaloupe ONE Platform.

•Cantaloupe's G11 Cashless Kit, is a 4G LTE digital payment device that enables faster processing and enhanced functionality for payment and consumer engagement applications. It supports functionality that requires higher speeds and large data loads, operates on the AT&T and Verizon networks, and has built-in NFC (contactless) support for mobile payments, traditional credit and debit cards, in addition to EMV- contactless.

•Cantaloupe's G11 Chip Kit, is a digital reader that accepts contact EMV (chip cards) and contactless EMV (tap) payment methods, along with other standard forms of digital payments that include credit/debit card, and mobile wallet. The reader functions with the existing G11 telemeter and reports into the Seed platform similar to a G11 Cashless Kit (see below for a description of the Seed platform).

•Cantaloupe's Engage Series, which includes the Engage and Engage Combo, are the next generation of digital touchscreen devices and provide retailers the ability to captivate consumers in new ways and enables truly frictionless purchasing. The Engage Series offers best-in-class networking, security and interactivity, including acceptance of contact EMV (chip cards) and contactless EMV (tap) payment methods. The devices can be fitted in a range of hardware configurations, including vending, kiosks, amusement, and more.

Cantaloupe Go offers a modern line of self-checkout kiosks, Smart Store concepts and the Cantaloupe Go management platform.

•The Go Mini is a cost-effective cash or cashless kiosk great for smaller locations or areas where you want a quick self-checkout cashless experience. This kiosk includes a 10.5” touchscreen, built in LTE and Wi-Fi, bill acceptor and cash system add-on, credit card reader, multiple mounting options, and a barcode scanner.

•The Go MiniX is a compact, cashless kiosk ideal for locations where quick cashless only self-checkout is key, and is more public friendly with additional accessibility features. This kiosk includes a 15” touchscreen, vertical or horizontal orientation, built-in-camera, barcode scanner, biometric scanner (optional), credit card reader, and accessibility features for the visually impaired.

•The Go Plus100 is a cash and cashless kiosk for tabletop cabinetry in mid-size or larger locations where you may want to offer cash acceptance that can be loaded onto a stored value card. This kiosk includes a 19” touchscreen, built-in camera, barcode scanner, biometric scanner, bill acceptor (optional), credit card reader, and accessibility features for the visually impaired.

•The Go Plus200 is a great option if you have space constraints. Customers can opt for our standalone kiosk in mid-size or larger locations where the ability to offer cash acceptance loaded onto a stored value card is available. This kiosk includes a 19” touchscreen, built-in camera, barcode scanner, biometric scanner, credit card reader, bill acceptor (optional), customization options for colors and decals, and accessibility features for the visually impaired.

•The Go Plus300 is a robust kiosk best for government or military locations that can offer cash-in and cash-out options to allow for flexible payment options for single-use visitors. This kiosk includes a 19” touchscreen, built-in camera, barcode scanner, biometric scanner, credit card reader, bill acceptor (optional), cash in/out available, customization options for colors and decals, and accessibility features for the visually impaired.

•The Go Max is a digital touchscreen kiosk that supports cash and cashless acceptance for locations looking for an attractive kiosk screen that allows for complete payment flexibility and advanced accessibility features for consumers. This kiosk includes a 43” touchscreen, built-in camera, barcode scanner, biometric scanner, bill acceptor (optional), cash in/out available, customization options for colors and decals, and accessibility features for the visually impaired as well as ADA height compliant features.

•The Cooler Café delivers the micro market experience with a smaller footprint. Equipped with Cantaloupe’s Smart Lock technology and a cashless POS device, the Cooler Café remains locked until a payment is made. It’s the ideal solution to help you save on upfront investment costs and maximize revenue with higher margin food and beverage options. This solution integrates directly into Seed for easier operator management.

•Cantaloupe’s Smart Market, which has gained popularity in Sweden, provides all the same great features customers love about micro markets, just in a locked format. The consumer walks up to the kiosk first, logs into their account, or swipes their credit/debit card to initiate the coolers and snack section to unlock. Then they have a set amount of time to grab their items, scan at the kiosk and pay before the market locks again.

We offer integrated software services that leverage payment or asset tracking devices in the field to connect into our feature-rich platform for advanced data management, analytics, route scheduling, loyalty and reward programs, and other offerings:

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

Add-on software services within the Seed platform include Remote Price Change ("RPC") and integration with e-commerce partners Tech2Success and Supply Wizards. RPC saves customers time and money by enabling them to manage prices for products in their machines remotely through Seed. Our e-commerce integration partners, Tech2Success and Supply Wizards, enable customers to integrate their online stores to Seed platform for inventory and warehouse management. RPC is the latest innovation for Cantaloupe customers through our Seed suite of services.

The Cantaloupe Go Portal, formerly known as the Yoke Portal and Three Square Market portal, is a robust cloud-based platform that provides operators the customization to extend market features on a location-by-location basis. They can manage kiosk performance and uptime, view inventory and integrate the portal directly into Seed for better market management and service efficiencies. Some of the customizable features inside of the Cantaloupe Go portal include the ability to create coupons and guest passes, loyalty and reward programs, enable payroll deduct, client subsidy programs, health and wellness programs, manage credit card fees and deposits, kiosk alerts and more.

•Quick Connect is an API web service that allows a client application to securely interface with the Company’s payment processing and asset managing services.

•Additional services include our Cantaloupe Go consumer mobile app, loyalty programs, campus card integrations, digital ad-management, and data warehouse services.

We support our offerings through a number of professional services and back-office functions:

•Professional Services. For our larger customers we offer a variety of professional services to aid deployment and use of the platform. These include planning, project management, deployment, installation support, Seed implementation, and marketing and performance evaluation.

•Network Infrastructure. Our services and platforms operate on a combination of proprietary and third-party technologies and are supported by geographically diverse teams. We use Amazon Web Services, Inc. (AWS) as our preferred provider to handle our more than $2 billion in annual transactions in the micro-payments space.

•Card Processing Services. Through our existing relationships with card processors and card associations, we provide merchant account and terminal ID set up, pre-negotiated discounted fees on small ticket purchases, and direct electronic funds transfers to our customers’ bank accounts for all settled card transactions and ensure compliance with processing protocols.

•Customer/Consumer Services. We support our services by providing help desk support, repairs, and replacement services. All inbound consumer billing inquiries are handled through a 24‑hour help desk, thereby reducing our customers’ exposure to consumer billing inquiries and potential chargebacks. We provide remote maintenance updates and enhancements to software, settings, and features to Cantaloupe card readers via wireless connections.

COMPETITION

The self-service industry is highly competitive with service providers ranging from well-established enterprises to early stage companies within the financial technology and software services industries. The markets for Cantaloupe’s products and services are characterized by evolving industry standards, aggressive pricing, continuous innovation, and changing consumer trends. Many of the company’s competitors are challenging Cantaloupe’s industry leading position, particularly when it comes to pricing, emulating products, services, and marketing, as well as addressing consumer trends. However, we believe we have competitive strengths that position us favorably.

Consumers are expecting more from their shopping experience, with access to buy what they want, when they want, with the ability to pay with any shape or form of digital currency. This has led to a multitude of new devices on the market that enable a more engaging experience at the POS. In addition, micro markets are becoming one of the largest growth sectors in the convenience services industry, with large competitors owning a majority of the current market share. While we believe we have a strong competitive offering that positions us favorably in software services for self-service industry, competitors are entering the market with modernized back-end systems that are focused on the user interface along with real-life product planogram possibilities.

MARKETS WE SERVE
While the below key verticals represent only a fraction of our total market potential, as described below, these are the areas where we have gained the most traction to date.

Food & Beverage Vending. According to the 2022 Automatic Merchandiser State of the Industry Report released in May 2023, the vending and micro market industry grew by 12% in total revenue, representing almost 89% of 2019's benchmark revenue high. In 2022, the number of locations serviced increased by 76%, showcasing a more back to normal and accelerated self-service experience that is being desired by consumers. Nearly 80% of operators are embracing technology for vending and micro markets. Almost 80% of the operators said cashless payment devices are a great investment; 62% and 53% said pre-kitting and vending management systems are also great investments.

Micro Markets and Kiosks. While micro markets continue to grow in the traditional vending and food service industry, self-service kiosks are also on the rise. In fact, according to the 2023 Kiosk Marketplace Census Report, global sales of interactive kiosks – not counting ATMs and refreshment vending machines – totaled an estimated $14.5 billion in 2022, a 20% increase over the $12.1 billion in 2021 and surpassing the $10.6 billion in 2020. The report states that, consumer acceptance of e-commerce during the pandemic played an important role in supporting the demand for self-serve kiosks, as the consumer tendency to use technology to shop encouraged brands and retailers to expand self-service offerings.

Vehicle Services. Our primary opportunities in the vehicle services markets relate to businesses that provide air, vacuum, car wash, and parking services. In these sectors we can provide customers with cashless payment terminals, payment processing, telemetry services for data and connectivity services, as well as software solutions to improve business optimization. Currently, we partner with a leader in the air vending services by equipping their machines with our cashless acceptance devices.

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

Smart Retail. According to a Research And Markets report, published by Vending International Online, the smart vending market is expected to reach a value of $15 billion by 2028 growing with a rate of 12% during 2022 to 2028. With self-service technology becoming more popular amongst consumers, retail brands are trying to figure out ways to meet the buyer where they are – airport, train station, grocery store, gas stations, and more. Our current customers today range from implementing Pharambox machines, automated made-to-order pizza machines, to self-service propane tank lockers. As the market continues to expand, our primary opportunity is in enabling cashless payments and asset management software for these customers.

OUR GROWTH OPPORTUNITY

Our primary objective is to continue to enhance our position as a leading provider of technology powering the self-service industry. Our vertically integrated solutions fuel growth by offering micro-payment processing, enterprise cloud software, IoT technology, as well as kiosk and POS innovations that serve a variety of locations such as vending, micro markets and smart retail, EV charging stations, laundromats, metered parking terminals, amusement and entertainment venues, IoT services and more. Key elements of our strategy are to:

Maximize Growth in Existing Customers/Partners. Our current customers have seen the benefits of our products and services and we believe they continue to represent the largest opportunity to scale recurring revenue and connections, through the addition of new products and services, as well as expanding our footprint of current product offerings. We are continuously enhancing our solutions and services with additional features and functionality that create add-on service offerings to existing customers such as RPC, Seed Markets, and Cantaloupe Go POS solutions. We believe our continued innovation will lead to further adoption of Cantaloupe’s solutions and services in the self-service market.

Capitalize on the Emerging Cashless, Contactless, EMV, NFC, and Growing Mobile Payments Trends Globally. With growing consumer adoption of cashless and digital wallet payments, we believe this trend will continue to drive significant opportunity for the Company to further penetrate cashless in current markets as well as international. As the United States completes its 3G upgrades in 2023, much of the world globally is still going through upgrades to 4G, and we seek to take advantage of these opportunities to expand cashless acceptance in Cantaloupe’s focused international markets.

Expand into Micro Markets. With the Company’s Cantaloupe Go platform, we will continue to penetrate into the growing vertical of micro markets both in near-vending channels as well as small business retail. Self-service or self-checkout is on the rise and with our seamlessly integrated offerings, we believe we are positioned well to deliver a scalable micro market solution for businesses of all kinds. We plan to differentiate ourselves by providing a single platform to manage consumer and operational aspects of micro markets, while also integrating multiple service providers for flexibility and ultimate ease to our customers.

Capitalize on Opportunities in International Markets. With the acquisition of Three Square Market in December 2022, Cantaloupe is well positioned to continue expansion across Latin America and Europe. We are focused on continuing to grow our self-checkout micro market kiosks in these regions while also leveraging our Seed platform to optimize a customer’s vending and micro market business. Along with POS terminals, Smart Markets, Cantaloupe Go platform and Seed platform, we’ll establish a presence in cashless payment devices to give a one-stop-shop for our customers. In order to do so, we have dedicated sales resources to spearhead international opportunities, support implementation, and customer success.

Further Penetrate Attractive Adjacent Markets. We will continue to introduce our turn-key solutions and services to various adjacent markets such as the small business retail market to enable self-checkout solutions, along with other key growth verticals, where we’ll leverage our expertise in digital payment solutions and telemetry services for data and asset management services. We plan to leverage the Seed platform to extend route optimization tools into other verticals where static schedules are not optimal for service visits. In addition, Seed Pro’s patented dynamic route scheduling capabilities can support optimal servicing and decreased operational costs.

Extend IoT Services into New Verticals. Leveraging Seed’s ability to know where to go, when to go, and what to take, we can extend our telemetry services into other unique verticals that currently run on static scheduling models. These verticals provide tremendous greenfield to move static routes to dynamic, servicing locations at the right time and driving greater efficiencies into business operators who provide these services on a daily basis.

Comprehensive Service and Support. In addition to its industry-leading hardware and software, the Company seeks to provide its customers with a comprehensive platform designed to encourage optimal return on investment through business planning and performance optimization; a loyalty and rewards program for consumer engagement; sales data and machine alerts; DEX data transmission; and the ability to extend digital payments capabilities and the full suite of services across multiple aspects of an operator’s business.

SALES AND MARKETING
Our go-to-market strategy includes both direct sales and indirect channels, depending on the particular dynamics of each of our markets. Our direct sale efforts are supported by both inside and external sales team members, which are aligned to serve our enterprise, mid-market, and small business customers and prospects. In order to expand our sales reach, we have agreements with resellers, affiliate networks, and distributors in select market segments. Our marketing drives growth through a variety of online and offline initiatives designed to build brand awareness, position our company’s thought leadership within the self-service commerce market, make clear our competitive strengths, and prove the value of our products and services to our opportunity markets. Activities include creating a vibrant company and product presence on the web, digital advertising, Search Engine Optimization ("SEO"), and social media; affiliate and referral programs; Cantaloupe's e-commerce store, the use of direct mail and email campaigns; educational online and in-person user conferences; content curation through blogs, whitepapers, guides, podcasts, and joint industry studies; advertising in vertically-oriented trade publications; participating in industry tradeshows and events; and working closely with customers and key strategic partners on co-marketing opportunities that drive customer and consumer adoption of our services.

As of June 30, 2023, we are marketing and selling our products primarily through our full and part-time sales and marketing staff consisting of 36 people.
IMPORTANT RELATIONSHIPS

Our most important relationships are with our 28,584 customers, which are governed by services agreements that provide for terms and conditions of purchase, rental, subscription or lease of the devices, licensing of our solutions, and processing services. Under the terms, we typically collect our fees from settled funds, including activation fees, monthly service fees, and transaction processing fees. Our relationships with certain large customers are governed by customized terms and conditions contained within individually negotiated services agreements.
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
We have established reseller relationships with select solution providers for add-on features and services within our traditional offerings.

As part of our strategy to expand our sales reach while optimizing resources, we have agreements with select resellers within the industries we serve.

Lastly, we have a number of key technology vendors supporting our network environment and technology, our product development and our product offerings.

MANUFACTURING AND SUPPLY CHAIN

We utilize independent third-party manufacturing partners to produce the substantial majority of our electronic payment device hardware products that we market and sell to our customers. Production by our manufacturing partners is performed in accordance with our product specifications, quality control and compliance standards. For the years ended June 30, 2023 and June 30, 2022 our manufacturing activities principally took place in the United States and Mexico.
Our internal processes center around quality assurance of materials and testing of finished goods received from our contract manufacturers.
As supply chains worldwide continue to recover from COVID-19 related disruptions, the technology industry has experienced delays within supply chain during the year. We experienced certain elevated component and supply chain costs necessary for the production and distribution of our hardware products during the year. We are continually monitoring and evaluating manufacturing partners to accommodate our expected growth and minimize potential risks of disruption within our supply chain operations.
TRADEMARKS, PROPRIETARY INFORMATION, AND PATENTS
The Company owns US federal and foreign registrations for the following trademarks and service marks: Because Machines Can’t Cry For Help®, Blue Light Sequence (design only) Business Express®, Cantaloupe circle logo (design only), Cantaloupe Systems®, Cantaloupe Systems & design (Cantaloupe circle logo), CM2iQ®, COMPUVEND®, EnergyMiser®, ePort®, ePort Connect®, ePort Mobile & design, eSuds®, Intelligent Vending®, Routemaster®, Seed®, Seed & design, Seed Office®, SnackMiser®, TransAct®, USA Technologies®, USA Technologies & design, USALIVE®, VendingMiser®, VendPro®, VM2iQ®, Warehouse Master®, YOKE®, TSM Smart Lock®, and Cooler Cafe®.

Much of the technology developed or to be developed by the Company is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, the Company has entered into confidentiality agreements with its key employees.

From the incorporation of our Company in 1992, through June 30, 2023, 140 patents have been granted to or acquired by the Company or its subsidiaries. Of the 140 patents, 49 are still in force as of June 30, 2023. Our patents expire between 2023 and 2038.

ACTIVE DEVICES AND ACTIVE CUSTOMERS

In order to present meaningful information on our business, we report Active Devices and Active Customers. Active Devices are devices that have communicated with us or have had a transaction in the last twelve months. Included in the number of Active Devices are devices that communicate through other devices that communicate or transact with us. For example, a self-service retail location that utilizes an ePort cashless payment device as well as Seed management services constitutes only one device. We define Active Customers as all customers with at least one active device.

We had 28,584 Active Customers and 1.17 million Active Devices connected to our service as of June 30, 2023 compared to 23,991 Active Customers and 1.14 million Active Devices as of June 30, 2022.

HUMAN CAPITAL MANAGEMENT

As of June 30, 2023, the Company had 269 full-time employees compared to 225 full-time employees as of June 30, 2022. This represents a headcount increase of approximately 20% over prior year. Headcount growth has occurred primarily in our Sales, Customer Support and Technology departments. The headcount increase aligns with the Company's overall objectives to reduce general and administrative expenses and utilize savings to invest in innovative technologies and products, increase marketing spend to penetrate new and existing customers with our products and services and provide highest levels of customer service. We believe our ability to attract and retain qualified employees in all areas of our business is critical to our future success and growth. We seek employees who share a passion for our technology and its ability to improve our customers’ businesses.

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

Summary

The summary is intended to be read in conjunction with the detailed description of each risk factor contained below. Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
Risks related to our business and our industry:

•General economic, market or business conditions unrelated to our operating performance, including global supply chain disruptions and inflationary pressures could adversely affect our business and results of operations.

•Impacts of widespread inflation could negatively affect our industry.
•We have a history of losses since inception and if we incur losses in the future, the price of our shares can be expected to fall.

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

•Pandemics and other public health emergencies, such as the COVID-19 pandemic, or fear thereof, could adversely impact our business, operations and financial conditions.
Operational and liquidity:
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
•We are subject to additional risks with respect to our current and potential international operations.

•The accounting review of our previously issued financial statements and the audits of prior fiscal years have been time-consuming and expensive, has resulted in claims and lawsuits , and may result in additional expense and/or litigation.

•Matters relating to or arising from the restatement of previously filed financial statements and the 2019 Investigation, including adverse publicity and potential concerns from our customers, and enforcement proceedings could continue to have an adverse effect on our business and financial condition.

•The regulatory matters relating to the U.S. Department of Justice and Securities and Exchange Commission inquiries may lead to adverse publicity.

•We and certain of our former officers and directors could be subject to future claims and lawsuits, which could require significant additional management time and attention, result in significant additional legal expenses or result in government enforcement actions.

•Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could lead to potential material weaknesses, and cause a loss of confidence in our financial reporting and adversely affect the trading price of our common stock.

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
The global payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, spending, and discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate, supply chain disruptions, inflationary pressure or interest rate fluctuations such as those that occurred recently, may adversely affect our financial performance by reducing the number or active devices, active customers and total number of transactions using our payment solutions.
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
Impacts of widespread inflation could negatively affect our industry.

Our own costs, including labor, hardware, services, technology providers, and other variable expenses could be impacted by severe, widespread or continuing inflation. Our customer base includes many small businesses, some of which operate on tight margins. Our customers may not successfully navigate a rising cost environment, causing collection issues or bankruptcies. Inflation could seriously erode the discretionary buying decisions of consumers, impacting size of purchases or volumes at our unattended points of sale.
We have a history of losses since inception and if we incur losses in the future, the price of our shares can be expected to fall.
We experienced losses from inception through June 30, 2012, and from fiscal year 2015 through fiscal year 2022. For fiscal year 2023, we recognized a net income of $0.6 million. For fiscal year 2022 and 2021, we incurred a net loss of $1.7 million, and $8.7 million, respectively. In light of our history of losses, continuous profitability in the foreseeable future is not assured. Until we achieve sustained profitability, we may be required to use our cash and cash equivalents on hand and may raise capital to meet cash flow requirements including the issuance of common stock or debt financing. Additionally, if we incur losses in the future, the price of our common stock can be expected to fall.
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

We may, from time-to-time, outsource engineering work related to the design, development, and operations of our products and services, typically to save money and gain access to additional engineering resources. We have worked, and expect to work in the future, with companies located in jurisdictions outside of the U.S., including, but not limited to Sweden, Ukraine, Romania, Columbia, and India. If we are unable to properly manage and oversee the outsourcing of engineering and other work to third parties located internationally that operate under different laws and regulations than those in the U.S., we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents and trade names. Additionally, instead of saving money, we could in fact incur significant additional costs because of inefficient engineering services and poor work product. As a result, our business would be harmed, including our financial results, reputation, and brand.
The loss of one or more of our key customers could significantly reduce our revenues, results of operations, and increase net losses.
We have derived, and believe we will continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Customer concentrations for the years ended June 30, 2023, 2022 and 2021 were as follows:

	For the year ended June 30,
Single customer	2023	2022	2021
Total revenue	12%	14%	16%
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

Our efforts to expand into international markets may not be successful; our products and services may not gain traction in new markets; managing international operations may be challenging or may fail.
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
Pandemics and other public health emergencies, such as the COVID-19 pandemic, or fear thereof, could adversely impact our business, operations and financial condition.

Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of damage to the national and local economies within our geographic focus. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, including any resurgence or new variants of COVID-19. Pandemics and other public health emergencies, or fear thereof, have in the past caused and may in the future cause substantial changes in consumer behavior and restrictions on business and individual activities, which have led, and may lead to reduced economic activity. These effects could be exacerbated or prolonged by the emergence of variants. Extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat pandemics in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals and businesses to substantially restrict daily activities have had and could in the future have an adverse effect on our financial condition and results of operations. The willingness of clients to expend resources to integrate into our products and services may be hampered by the uncertainty resulting from any pandemic or other public health emergency. Additionally, existing clients could seek financial relief from obligations to us or choose to cancel contracts with us.

Operational and liquidity

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

In addition, the technology systems of businesses that we have acquired, or may acquire, as well as their practices related to the collection, use, maintenance, and disclosure of data, could present issues that we were not able to identify prior to the acquisition or other issues that continue to pose risk to use, such as cybersecurity vulnerabilities or past cybersecurity or privacy incidents. Following an acquisition, we take steps to ensure our data and system security protection measures cover the acquired business as part of our integration process. As such, there may be a period of increased cybersecurity risk during the period between closing an acquisition and the completion of our data and system security integration. Furthermore, despite these efforts, especially in light of increasingly sophisticated techniques used in cybersecurity attacks, our information technology systems and those of third parties with who we do business or communicate may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events and in these circumstances where we cannot fully anticipate, detect, repel, or implement fully effective preventative measures, our disaster recovery plans may be ineffective or inadequate.
We depend on our key personnel and, if they leave us, or if we are unable to attract highly skilled personnel, our business could be adversely affected.

While we have maintained business continuity and operational success despite recent management changes over the past several years, our success and future growth also depends, to a significant degree, on the skills and continued services of our management team. Further, due to the complexity of the work required to make needed improvements within the Company, it may be difficult for us to retain existing senior management and new hires, sales personnel, and development and engineering personnel critical to our ability to execute our business plan, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

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

The operation of our networked devices depends upon the capacity, reliability and security of services provided to us by our wireless telecommunication services providers, equipment manufacturers and other suppliers. In addition, if we terminate relationships with our current telecommunications service providers and other third-party suppliers, we may have to replace hardware that is part of our existing ePort, Seed, or other products that are already installed in the marketplace. This could significantly harm our reputation and could cause us to lose customers and revenues.

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

We may not fully realize the benefits of acquisitions, it may take longer than we anticipate for us to achieve those benefits, they may be difficult to integrate, may disrupt our business, or divert management attention and may adversely affect our financial condition.

We could acquire additional products, technologies, or businesses to complement or expand our business, such as the acquisition of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M"), which was completed in December 2022. We may be unable to negotiate favorable terms in a timely manner or at all. Negotiation and integration of these types of potential business combinations could divert management’s time and resources. In addition, we may encounter unanticipated costs, operational challenges, or potential disruption of our business and diversion of management’s attention from our core business. We may not realize the anticipated benefits from our acquisitions. We could reduce the cash that would otherwise be available to fund operations or other purposes, or we could incur debt, potentially on unfavorable terms.

Additionally, for 32M or any future acquisition, we need to determine the appropriate level of integration of products, services, associates, and information technology, financial, human resources, compliance, and other systems and processes, and then successfully manage that integration into our corporate structure. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. In addition, the integration of businesses may create complexity in our financial systems, internal controls, technology and cybersecurity systems, and operations and may make them more difficult to manage. Even if the target companies are successfully integrated, the acquisitions may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional risks and liabilities.
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
As of June 30, 2023, the United States Government and other countries have granted us 140 patents, of which 49 are still in force. We have a number of pending patent applications, and will consider filing applications for additional patents covering aspects of our future developments, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. There can be no assurance that:
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

At June 30, 2023, we had a net working capital surplus of $41.7 million and cash and cash equivalents of $50.9 million. We had net cash provided by (used in) operating activities of $14.2 million, $(8.7) million, and $8.2 million for fiscal years ended 2023, 2022, and 2021, respectively. We may need additional funds to continue these operations. We may also need additional capital to respond to unusual or unanticipated non-operational events. Such non-operational events include but are not limited to shareholder class action lawsuits, government inquiries or enforcement actions that could potentially arise from the circumstances that gave rise to our restatements, extended filing delays in filing our periodic reports and the impact of public health emergencies such as COVID-19 on our business. Should the financing that we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and future prospects.

Failure to comply with any of the financial covenants under the Company’s credit agreement could result in an event of default which may accelerate our outstanding indebtedness or other obligations and have a material adverse impact on our business, liquidity position and financial position.

On March 17, 2022, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. which provides for a $15 million secured revolving credit facility (the “Amended Revolving Facility”) and a $25 million secured term facility (the “Amended Secured Term Facility” and together with the Amended Revolving Facility, the “Amended JPMorgan Credit Facility”), and fully replaces our previous 2021 JPMorgan Credit Facility. On December 1, 2022, the Company entered into a first amendment to the Amended JPMorgan Credit Facility, which, among other things, amended the definition of the Company's EBITDA under the Credit Agreement.

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

The Company was in compliance with its financial covenants as of June 30, 2023. Failure to comply with the foregoing financial covenants, if not cured or waived, will result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owed under the Amended JPMorgan Credit Facility and could have a material adverse impact on our business, liquidity position and financial position.

We cannot be certain that our future operating results will be sufficient to ensure compliance with the financial covenants in the Amended JPMorgan Credit Facility or to remedy any defaults. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make the accelerated payments required under the Amended JPMorgan Credit Facility.
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

We are subject to additional risks with respect to our current and potential international operations.

Our international operations, and in particular our expanding European operations, could be affected by factors peculiar to the laws, regulations and business practices of the foreign jurisdictions in which we operate. These laws, regulations and business practices expose us to risks that are different than or in addition to those commonly found in the United States. Risks relating to our international operations and properties include:

•changing governmental rules and policies;

•enactment of laws restricting the ability to remove profits earned from activities within a particular country to a person’s or company’s country of origin;

•changes in laws or policies governing foreign trade or investment and use of foreign operations or workers, and any negative sentiments towards multinational companies as a result of any such changes to laws, regulations or policies or due to trends such as political populism and economic nationalism;

•variations in currency exchange rates and the imposition of currency controls;

•adverse market conditions caused by terrorism, civil unrest, natural disasters, infectious disease and changes in international, national or local governmental or economic conditions;

•business disruptions arising from public health crises and outbreaks of communicable diseases, including the recent coronavirus outbreak;

•the willingness of U.S. or international lenders to make loans in certain countries and changes in the availability, cost and terms of secured and unsecured debt resulting from varying governmental economic policies;

•the imposition of unique tax structures and changes in other tax rates and other operating expenses in particular countries, including the potential imposition of adverse or confiscatory taxes;

•the potential imposition of restrictions on currency conversions or the transfer of funds;

•general political and economic instability; and

•our limited experience and expertise in foreign countries, particularly European countries, relative to our experience and expertise in the United States.

If any of the foregoing risks were to materialize, they could materially and adversely affect us.

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

Although we have completed the restatement and settled with the SEC on the 2019 Investigation as of June 30, 2023, we cannot guarantee that we will not be subject to future claims, investigations, proceedings, inquiries from regulators and enforcement proceedings. Any future claims, investigations, inquiries or proceedings will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional costs.

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

We have previously restated our consolidated financial statements as of and for the fiscal year 2017 and our unaudited consolidated financial statements for the quarterly periods ended September 30, 2016, December 31, 2016, March 31, 2017, September 30, 2017, December 31, 2017, March 31, 2018, and June 30, 2022. As a result, we have been and could continue to be the subject of negative publicity focusing on the restatement and adjustment of our financial statements, and may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment and the ability for us to be a long-term provider to our customers. The continued occurrence of any of the foregoing could harm our business and have an adverse effect on our financial condition. Additionally, as a result of the restatements, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. As of June 30, 2023, the Company has settled the 2019 Investigation with the SEC.

The regulatory matters relating to U.S. Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) inquiries may lead to adverse publicity.

In the third quarter of fiscal year 2020, the Company responded to a subpoena received from the DOJ that sought records regarding Company activities related to the 2019 Investigation. We cooperated fully with the DOJ’s queries. The DOJ staff has notified us during fiscal year 2022 that they have concluded their investigation and that they do not intend to proceed with any further investigation or enforcement. Since fiscal year 2019, the Company has received inquiries from the SEC into the facts and circumstances of the 2019 Investigation and has fully cooperated with these inquiries. During the fourth quarter of fiscal year 2023, the Company settled the 2019 Investigation with the SEC.

As part of the settlement, the Company agreed to neither admit nor deny the findings in the SEC’s final order, and it agreed to a cease-and-desist order and payment of a civil monetary penalty of $1.5 million. While none of the Company’s current officers were employed by the Company during the period covered by the SEC’s investigation and final order, as a result of these inquiries and settlement, we could be the subject of negative publicity including negative reactions from our customers or others with whom we do business.

We and certain of our former officers and directors could be subject to future claims and lawsuits, which could require significant additional management time and attention, result in significant additional legal expenses or result in government enforcement actions.

We and certain of our former officers and directors may become subject to litigation, government investigations or proceedings. Future litigation, investigation or other actions that may be filed or initiated against us or our former officers or directors may be time consuming and expensive. We cannot predict what losses we may incur in these matters, and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to these matters.

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

Effective internal control over financial reporting is necessary for us to provide accurate financial information. Section 404 of the Sarbanes-Oxley Act requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. As discussed in Item 9A, our internal controls over financial reporting were not effective as of June 30, 2023 due to the existence of multiple material weakness in such controls. Management is in the process of remediating the material weaknesses. We cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective as of June 30, 2024. If we are unable to adequately maintain our internal control over financial reporting in the future, we may not be able to accurately report our financial results, which could cause investors to lose confidence in our reported financial information, negatively affecting the trading price of our common stock, or our ability to access the capital markets. Refer to Part II, Item 9A for additional information regarding the material weaknesses that have been identified and our remediation plans.

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
Although we are currently included in the Russell 2000® Index, there is a risk that we could be dropped from inclusion when the list of public companies included in the Russell 2000® Index is reconstituted in June 2024 if our market capitalization falls below the minimum necessary for inclusion, which could result in a decline in demand for our common stock and, accordingly, the trading price of our common stock following such event.

Upon certain fundamental transactions involving the Company, such as a merger or sale of substantially all of our assets, we may be required to distribute the liquidation preference then due to the holders of our Series A Preferred Stock which would reduce the amount of the distributions otherwise to be made to the holders of our common stock in connection with such transactions.
Our articles of incorporation provide that upon a merger or sale of substantially all of our assets or upon the disposition of more than 50% of our voting power, the holders of at least 60% of the preferred stock may elect to have such transaction treated as a liquidation and be entitled to receive their liquidation preference. Upon our liquidation, the holders of our preferred stock are entitled to receive a liquidation preference prior to any distribution to the holders of common stock which, as of June 30, 2023 was approximately $22.1 million.

Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties.
Our current headquarters are located at 100 Deerfield Lane, Suite 300, Malvern, Pennsylvania. All of our current locations are leased and expire in varying years outlined below. All of our leased facilities are used for corporate functions, product development, sales, and other purposes. We believe our existing facilities are sufficient for our current and future needs.

Location	Approximate Monthly Base Rent	Lease Expiration	Approximate Size
Atlanta, Georgia (1)	$38,000 - $44,000	July 2029	15,300 sq. ft.
Malvern, Pennsylvania	$57,000 - $61,000	November 2023	27,000 sq. ft.
River Falls, Wisconsin	$35,000	November 2026	36,100 sq. ft.
Birmingham, United Kingdom	£3,500	December 2026	6,800 sq. ft.
Metairie, Louisiana(2)	$15,000 - $16,000	July 2024	7,800 sq. ft.
Denver, Colorado(2)	$45,000 - $53,000	December 2026	16,700 sq. ft.

(1) Extension for the Atlanta office lease commenced on July 1, 2023.
(2) These office space locations are no longer utilized by the Company and have been sub-leased.

On May 18, 2023, we entered into a new operating lease agreement at a different location for our headquarters office located in Malvern, Pennsylvania. The anticipated lease commencement date is December 2023 and the term of this lease is 133 months.
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

Except as set forth in Note 18 - Commitments and contingencies to the consolidated financial statements in Part II, Item 8 of this Annual Report, we are not aware of any material pending legal or governmental proceedings as of the filing date of this Annual Report to which we are party, other than routine litigation incidental to our business.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on The NASDAQ Global Market under the symbol “CTLP”. As of September 15, 2023, there were 511 holders of record of our common stock and 227 record holders of the preferred stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.
The holders of the common stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s common stock or preferred stock. No dividend may be paid on the common stock until all accumulated and unpaid dividends on the preferred stock have been paid. As of June 30, 2023, such accumulated unpaid dividends amounted to approximately $18.3 million. The preferred stock is also entitled to a liquidation preference over the common stock which equaled approximately $22.1 million as of June 30, 2023.
PERFORMANCE GRAPH
The following graph shows a comparison of the 5‑year cumulative total shareholder return for our common stock with The US Small-Cap Russell 2000® Index and the S&P 500 Information Technology Index in the United States. The graph assumes a $100 investment on June 30, 2018 in our common stock and in the Small-Cap Russell 2000® Index and the S&P 500 Information Technology Index, including reinvestment of dividends.
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

COMPARISON OF 5‑YEAR CUMULATIVE TOTAL RETURN
Among Cantaloupe, Inc., The US Small-Cap Russell 2000® Index, and The S&P 500 Information Technology Index

Five Year Total Return
300
250
200
150
100
50
0
Total Return per Share (in dollars)
2018
2019
2020
2021
2022
2023
Fiscal Year Ended June 30,
Cantaloupe, Inc.
US Small-Cap Russell 2000 Index
S&P 500 Information Technology Index

Total Return For:	Jun-18	Jun-19	Jun-20	Jun-21	Jun-22	Jun-23

Cantaloupe, Inc.	$100	$53	$50	$85	$40	$57
US Small-Cap Russell 2000® Index	$100	$95	$88	$141	$104	$115
S&P 500 Information Technology Index	$100	$113	$151	$213	$182	$253
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under “Item 1A. Risk Factors.” For further discussion of the business, industry, our products and services, competitive strengths, and growth strategy, see “Item 1. Business.” Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended June 30, 2023 and June 30, 2022. Discussion of fiscal year 2022 items and the year-over year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended June 30, 2022 and June 30, 2021 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was previously filed with the SEC on November 9, 2022.
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
OVERVIEW OF THE COMPANY
Cantaloupe, Inc. is a global technology leader powering self-service commerce. With over a million active locations across the globe processing more than a billion transactions every year, Cantaloupe is enabling businesses of all sizes to provide self-service experiences for consumers. The company's vertically integrated solutions fuel growth by offering micro-payments processing, enterprise cloud software, IoT technology, as well as kiosk and POS innovations. Cantaloupe’s end-to-end platform increases consumer engagement and sales revenue through digital payments, consumer promotions and loyalty programs, while providing business owners increased profitability by leveraging software to drive efficiencies across an entire operation. Cantaloupe’s solutions are used by a wide variety of consumer services in North America, Europe, Latin America, and Australia including vending machines, micro markets and smart retail, laundromats, metered parking terminals, amusement and entertainment venues, IoT services and more.
The Company's fiscal year ends June 30. The Company generates revenue in multiple ways. During the fiscal years ended June 30, 2023 and June 30, 2022, we derived approximately 82% of our revenue from subscription and transaction fees, and approximately 18% from equipment sales. Active Devices on our service include point of sale ("POS") electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Customers can obtain POS electronic payment devices from us in the following ways:
•Purchasing devices directly from the Company or one of its authorized resellers;
•Financing devices under the Company’s QuickStart Program, which are non-cancellable 60-months sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and
•Renting devices under the Company's Cantaloupe ONE program, which are typically 36-months duration agreements.
Highlights
Highlights of the Company for the fiscal year ended June 30, 2023 are below:

•Approximately 29 thousand Active Customers and 1.17 million Active Devices (as defined in Item 1. Business) connected to our service;
•We migrated our cloud hosting services to Amazon Web Services (AWS) platform in July 2022. The completion of this migration supports our continued focus on ensuring we have a reliable, resilient and scalable infrastructure to support our growing network of devices and customers;
•We successfully closed on the acquisition of Three Square Market in December 2022; as a result, we have seen a successful acceleration in our micro market business where customers both existing and new are migrating their kiosks to the 32M platform;
•In December 2022, we held our first investor day at Nasdaq where we articulated our renewed vision and strategy;

•We continued to see significant customer interest and growth in the newly launched Cantaloupe ONE Platform, a bundled subscription model, which provides operators the flexibility and predictability of a monthly, fixed subscription amount covering the hardware and service fees;
•We announced the general availability of the newly designed and updated Seed Driver mobile app, available on both Apple and Android. The Seed Driver app provides route drivers with a range of features to make servicing vending, micro market, and office coffees services (OCS) accounts more efficient and effective;
•We released the 2023 Micropayment Trends Report, which studied micropayment trends (transactions less than $10) at food and beverage vending and at amusement machines throughout the United States and Canada in 2022.
•We announced our first Seed software expansion in Europe with a Sweden-based customer HGM Dryckservice AB (HGM). HGM is leveraging Seed Markets to support their growing micro market business, which was made easier through the integration between 32M’s kiosk technology and the Seed platform.
•We unveiled the new Cantaloupe Go product line, bringing together all micro market and smart store technology under one cohesive brand. Showcased at the NAMA show 2023, customers were able to experience Cantaloupe Go kiosks, smart stores, and the Cantaloupe Go platform for kiosk and smart store management.
•We announced the unveiling and availability of Seed Pick Easy, a tablet-based warehouse picking system designed to deliver time and operational cost savings to operators of all sizes. Integrated with Seed and the Cantaloupe Go platform, formerly known as 32M, Seed Pick Easy allows customers to generate digital pick lists to the warehouse in seconds, so pickers can pre-kit faster and more efficiently.

COVID-19 Update

While there has not been any resurgence of the COVID-19 virus or new strains or variants emerge that significantly impacted the Company, its employees, or its customers, we have experienced lingering effects during fiscal year 2023. We incurred elevated component and supply chain costs necessary for the production and distribution of our hardware products. Additionally, schools and other organizations have re-opened which has led to increased foot-traffic to distributed assets containing our electronic payment solutions, but we have not seen a full return to the office. Many companies have implemented a hybrid approach requiring employees to work in the office several days a week and allow work from home for the remaining days. We have concluded that there have been no material impairments as a result of our evaluation for the year ended June 30, 2023. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. We will continue to monitor the situation and follow any guidance from federal, state, and local public health authorities. Given the potential uncertainty of the situation, the Company cannot reasonably estimate the longer-term repercussions of COVID-19 on our financial condition, result of operations or cash flows.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”, "GAAP"), and they conform to general practices in our industry. The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and strategic or economic assumptions may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. We apply critical accounting estimates consistently from period to period and intend that any change in methodology occur in an appropriate manner.
Accounting estimates currently deemed critical to our business operations and the understanding of our results of operations are listed below. For a detailed discussion on the application of these and other accounting estimates, see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report.
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
Goodwill. The Company operates under one operating segment with one reporting unit. We test goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that impairment may have occurred. Goodwill is reviewed for impairment utilizing either a qualitative or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. An impairment charge is recognized for the amount by which, if any, the carrying value exceeds the reporting unit’s fair value. However, the loss recognized cannot exceed the reporting unit’s goodwill balance.
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
Business Combination. The Company allocates acquisition purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. The excess of total consideration over the fair values of the assets acquired and the liabilities assumed is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. We engage a third-party valuation firm to assist in establishing the fair value of the acquired intangible assets.
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
Income Taxes. The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with applicable accounting standards and are based on management’s assumptions and estimates regarding future operating results and levels of taxable income, as well as management’s judgment regarding the interpretation of the provisions of applicable accounting standards. The carrying values of liabilities for income taxes currently payable are based on management’s interpretations of applicable tax laws and incorporate management’s assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions.
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
Active Devices
Active Devices are devices that have communicated with us or have had a transaction in the last twelve months. Included in the number of Active Devices are devices that communicate through other devices that communicate or transact with us. For example, a self-service retail location that utilizes an ePort cashless payment device as well as Seed management services constitutes only one device.

Active Customers

The Company defines Active Customers as all customers with at least one Active Device.
Total Number Of Transactions and Total Dollar Volume of Transactions

Transactions are defined as electronic payment transactions that are processed by our technology-enabled solutions. Management uses Total Number of Transactions and Total Dollar Volume of Transactions to evaluate the effectiveness of our new customer strategy and ability to leverage existing customers and partners.

	As of and for the years ended
	June 30, 2023	June 30, 2022	June 30, 2021
Devices:
Active Devices (thousands)	1,168	1,137	1,094

Customers:
Active Customers	28,584	23,991	19,834

Volumes:
Total Number of Transactions (millions)	1,096.4	1,052.8	868.7
Total Dollar Volume of Transactions (millions)	2,646.0	2,286.7	1,756.6

Highlights for the fiscal year ended June 30, 2023 include:
•1.17 million Active Devices as of June 30, 2023 compared to 1.14 million as of June 30, 2022, an increase of approximately 30 thousand Active Devices, or 3%;
•28,584 Active Customers to our service as of June 30, 2023 compared to 23,991 as of June 30, 2022, an increase of 4,593 Active Customers, or 19%.
•$2.6 billion in dollar volume of transactions for the year ended June 30, 2023 compared to $2.3 billion for the year ended June 30, 2022, an increase of $0.4 billion, or 16%.

FINANCIAL HIGHLIGHTS
The following tables and charts summarize our results of operations and significant changes in our financial performance for the periods presented:

Revenues and Gross Profit

	Year Ended June 30,			Percent Change
($ in thousands)	2023	2022	2021	2023 v. 2022	2022 v. 2021
Revenues:
Subscription and transaction fees	$200,223	$168,850	$139,242	18.6%	21.3%
Equipment sales	43,418	36,352	27,697	19.4%	31.2%
Total revenue	243,641	205,202	166,939	18.7%	22.9%

Costs of sales:
Cost of subscription and transaction fees	119,715	103,392	83,617	15.8%	23.6%
Cost of equipment sales	42,690	37,615	29,296	13.5%	28.4%
Total costs of sales	162,405	141,007	112,913	15.2%	24.9%

Gross profit:
Subscription and transaction fees	80,508	65,458	55,625	23.0%	17.7%
Equipment sales	728	(1,263)	(1,599)	157.6%	21.0%
Total gross profit	$81,236	$64,195	$54,026	26.5%	18.8%

Gross margin:
Subscription and transaction fees	40.2%	38.8%	39.9%
Equipment sales	1.7%	(3.5)%	(5.8)%
Total gross margin	33.3%	31.3%	32.4%
Revenues
Total revenues increased by $38.4 million from $205.2 million for the year ended June 30, 2022 to $243.6 million for the year ended June 30, 2023. The increase was attributable to a $31.4 million increase in subscription and transaction fees and a $7.1 million increase in equipment sales.
The increase in subscription and transaction fees was primarily driven by increased processing volumes, with an approximately 16% increase in total dollar volumes for the year ended June 30, 2023 compared to the prior year. Our transaction fees increased $21.9 million, or 20% as we continue to benefit as businesses, schools and other organizations across the country continue to maintain normal levels of operations and due to an increase in the average price per transaction and total number of transactions relative to the prior year. Our subscription fees increased approximately $9.5 million, or 16% for the year ended June 30, 2023 compared to the prior year which was attributed to a continued focus of management to grow our recurring subscription services to our customer base and a 3% increase in the Active Devices count compared to last year. Our 32M acquisition contributed $7.3 million in subscription and transaction fees for the year ended June 30, 2023.

The increase in equipment sales for the year ended June 30, 2023 was primarily driven by our 32M acquisition which contributed $5.9 million in total equipment sales. The remaining increase in equipment sales relates to more equipment shipments in the current fiscal year compared to the same period last year driven primarily by continued upgrades by our customers from 3G to 4G network compatible devices which was substantially completed as of December 31, 2022. Our average equipment pricing also improved during the current year as our customers have completed upgrading their hardware devices. In the prior year period, we offered strategic discounts to our existing customers to ensure their proper transitions into the new platform.
Costs of sales
Costs of sales increased $21.4 million for the year ended June 30, 2023 compared to the year ended June 30, 2022. The increase was attributed to a $16.3 million and $5.1 million increase in subscription and transaction costs, and equipment costs respectively. The increase in cost of subscription and transaction fees was primarily driven by a corresponding increase in transaction processing fees including $2.9 million contributed by 32M. Similarly, the increase in the cost of equipment sales was driven by an increase in the volume of equipment sold during the current fiscal year, including $3.9 million contributed by 32M.

Gross Margin
Total gross margin increased from 31.3% for the year ended June 30, 2022 to 33.3% for the year ended June 30, 2023.  The increase in gross margin was primarily driven by an increase in our subscription fees revenue which is inherently a higher margin revenue stream. Additionally, our equipment sales gross margins improved from the prior year primarily driven by the diversification of our equipment sales after the 32M acquisition and higher margins on certain micro market equipment.
Operating Expenses

	Year ended June 30,			Percent Change
Category ($ in thousands)	2023	2022	2021	2023 v. 2022	2022 v. 2021
Sales and marketing	$12,427	$8,908	$6,935	39.5%	28.4%
Technology and product development	20,726	21,877	15,935	(5.3%)	37.3%
General and administrative expenses	36,926	30,519	35,754	21.0%	(14.6%)
Investigation, proxy solicitation and restatement expenses, net of insurance recoveries	(362)	1,196	—	(130.3%)	100.0%
Integration and acquisition expenses	3,141	—	—	100.0%	—%
Depreciation and amortization	7,618	4,352	4,107	75.0%	6.0%
Total operating expenses	$80,476	$66,852	$62,731	20.4%	6.6%
Total operating expenses.  Operating expenses increased by $13.6 million for the year ended June 30, 2023 compared to the prior year. The change was primarily attributed to an increase of $6.4 million in general and administrative expenses, a $3.5 million increase in sales and marketing costs, a $3.3 million increase in depreciation and amortization, and a $3.1 million increase in integration and acquisition expense, offset by a $1.6 million decrease in investigation, proxy solicitation and restatement expenses, and a $1.2 million decrease in technology and product development expenses. See further details within individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $3.5 million for the year ended June 30, 2023 compared to the year ended June 30, 2022. The change was primarily due to higher sales and marketing employee personnel cost in the current year, including $0.8 million from 32M, to support our expanding business and service offerings in the United States and international markets.

Technology and product development. Technology and product development expenses decreased approximately $1.2 million for the year ended June 30, 2023 compared to the year ended June 30, 2022. The decrease in the current year was driven by lower expensed personnel costs as we continued to invest in internal-use software which resulted in higher capitalized costs compared to the prior year. We continued to focus on our objectives of investing in innovative technologies, specifically advancing mobile enhancements across the Seed platform and the mobile loyalty platform for consumers. Additional expenses in technology were incurred to further strengthen our network environment and platform, which will provide our customers greater stability, reliability, and overall higher performance on processing transactions and transmitting data.

General and administrative expenses. General and administrative expenses increased approximately $6.4 million for the year ended June 30, 2023 compared to the year ended June 30, 2022. The increase was primarily driven by a $3.6 million increase in personnel compensation cost, including $1.3 million from 32M, as a result of our growing business, a $1.9 million increase in professional service fees relating to additional compliance costs incurred as a result of prior year audit findings and remediation effort, and a $0.5 million increase in travel & entertainment expenses as business activities resumed gradually after the COVID-19 pandemic.

Investigation, proxy solicitation and restatement expenses, net of insurance recoveries. Since fiscal year 2019, we have incurred significant expenses including audit, legal, consulting and other professional fees, in connection with the 2019 Investigation, proxy solicitation and restatement. During fiscal year 2023, the Company reached a settlement with the SEC to resolve its 2019 Investigation. As part of the settlement, the Company agreed to neither admit nor deny the findings in the SEC’s final order, and agreed to a cease-and-desist order with a civil monetary penalty payment of $1.5 million. The penalty payment was fully paid to the SEC as of June 30, 2023. Additionally, the Company received a $2.0 million reimbursement from its directors and officers (D&O) insurance policy for legal fees and expenses incurred in connection with the 2019 Investigation. The D&O reimbursement proceeds were recorded as a reduction of "Investigation, proxy and restatement expenses" on the Company's Consolidated Statement of Operations for the fiscal year ended June 30, 2023. For fiscal year 2022, the Company incurred legal expenses primarily relating to responding to inquiries from the U.S. Department of Justice (“DOJ”) and SEC in regards to the

2019 Investigation. See Note 18 - Commitments and Contingencies to the consolidated financial statements in Part II, Item 8 of this Annual Report for further information on the above mentioned matters.

Integration and acquisition. On December 1, 2022, the Company acquired all of the equity interests of 32M pursuant to an Equity Purchase Agreement. For the fiscal year ended June 30, 2023, the Company incurred professional service fees of $3.1 million from accounting, legal, investing banking advisors and consulting services for the successful completion of the 32M acquisition, as well as the post-acquisition integration process. The Company did not incur any material integration and acquisition expenses for the fiscal year 2022.

Depreciation and amortization. Depreciation and amortization expense increased $3.3 million for the year ended June 30, 2023 compared to the prior year primarily due to a $1.7 million increase in intangible assets amortization as a result of the 32M acquisition and increased depreciation for our growing internal-use software as various projects and initiatives get implemented. Our increase in internal-use software is attributable to management's focus on developing innovative technologies to further strengthen our network environment and platform.

Other income (expense), Net

	Year ended June 30,			Percent Change
Category ($ in thousands)	2023	2022	2021	2023 v. 2022	2022 v. 2021
Other income (expense):
Interest income	$2,515	$1,884	$1,159	33.5%	62.6%
Interest expense	$(2,326)	$(524)	$(4,013)	343.9%	(86.9%)
Other income (expense)	(135)	(220)	3,224	(38.6%)	(106.8%)
Total other income, net	$54	$1,140	$370	(95.3%)	208.1%

Other income (expense), Net
Total other income, net for the fiscal year ended June 30, 2023 was $0.1 million, compared to $1.1 million for the year ended June 30, 2022. Our interest expense increased $1.8 million primarily due to our additional borrowing of $25 million to fund a portion of the 32M acquisition in the current year, partially offset by a $0.6 million increase in interest income driven by our equipment financing program.
Non-GAAP Financial Measures - Adjusted EBITDA
Adjusted earnings before income taxes, depreciation, and amortization (“Adjusted EBITDA”) is a non-GAAP financial measure which is not required by or defined under GAAP. We use this non-GAAP financial measure for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that this non-GAAP financial measure provides useful information about our operating results, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to metrics used by our management in their financial and operational decision making. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including our net income or net loss or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with our net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of our profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, we utilize Adjusted EBITDA as a metric in our executive officer and management incentive compensation plans.
We define Adjusted EBITDA as U.S. GAAP net loss before (i) interest income, (ii) interest expense on debt and sales tax reserves, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, (vii) fees and charges, net of reimbursement from insurance proceeds, that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs that are not indicative of our core operations, (viii) one-time project expense, one-time severance expenses, and infrequent integration and acquisition expense, and (ix) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations including asset impairment charges, and gain on extinguishment of debt.

Below is a reconciliation of U.S. GAAP net loss to Adjusted EBITDA for the fiscal years ended June 30, 2023, 2022, and 2021:

	Year ended June 30,
($ in thousands)	2023	2022	2021

Net income (loss)	$633	$(1,703)	$(8,705)
Less: interest income	(2,515)	(1,884)	(1,159)
Plus: interest expense	2,326	524	4,013
Plus: income tax provision	181	186	370
Plus: depreciation expense included in cost of sales for rentals	1,189	973	1,404
Plus: depreciation and amortization expense in operating expenses	7,618	4,352	4,107
EBITDA	9,432	2,448	30
Plus: stock-based compensation (a)	4,737	6,248	9,075
Plus: investigation, proxy solicitation and restatement expenses, net of insurance recoveries (b)	(362)	1,196	—
Plus: integration and acquisition expenses (c)	3,141	—	—
Plus: severance expenses (d)	273	—	—
Plus: remediation expenses (e)	573	—	—
Plus: asset impairment charge (f)	—	—	1,578
Less: gain on extinguishment of debt (g)	—	—	(3,065)
Adjustments to EBITDA	8,362	7,444	7,588
Adjusted EBITDA	$17,794	$9,892	$7,618

(a) As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b) As an adjustment to EBITDA, we have excluded the costs and corresponding reimbursements related to the 2019 Investigation, because we believe that they represent charges that are not related to our core operations. During the year ended June 30, 2023, we incurred additional costs relating to the settlement of the 2019 Investigation, which was partially offset by a $2.0 million D&O insurance reimbursement for legal fees and expenses incurred in connection with the 2019 Investigation. Accordingly, Adjusted EBITDA contains a negative adjustment.
(c) As an adjustment to EBITDA, we have excluded expenses incurred in connection with business acquisitions as it does not represent recurring costs or charges related to our core operations.
(d) As an adjustment to EBITDA, we have excluded expenses incurred in connection with a one-time, non-recurring severance charges related to work force reduction.
(e) As an adjustment to EBITDA, we have excluded expense incurred in connection with a one-time project related to remediating previously identified material weakness in our internal control over financial reporting from the prior year.
(f) As an adjustment to EBITDA, we have excluded the non-cash impairment charges related to long-lived operating lease right-of-use assets because we believe that these do not represent charges that are related to our core operations.
(g) As an adjustment to EBITDA, we have excluded the one-time gain related to the forgiveness of our PPP loan.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company's primary sources of capital available are cash and cash equivalents on hand of $50.9 million as of June 30, 2023 and the cash that we expect to be provided by operating activities.

During the year ended June 30, 2023, the Company entered into a first amendment (the “2022 Amendment”) to its Amended and Restated Credit Agreement, dated as of March 17, 2022, which, among other things, amended the definition of the Company’s EBITDA under the Credit Agreement. On December 1, 2022, the Company borrowed an additional $25 million under the Amended JPMorgan Credit Facility to partially fund the cash consideration of the 32M acquisition. See Note 12 - Debt and other financing arrangements to our Consolidated Financial Statements for additional discussion.
The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $13.6 million in the aggregate as of June 30, 2023. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

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
Below are charts that reflect our cash liquidity and outstanding debt for the years ended June 30, 2023, 2022.
Cash Flows
See Consolidated Statements of Cash Flows in Item 8 of this Annual Report for details on the changes in cash and cash equivalents classified by operating, investing and financing activities during our respective reporting periods.
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $14.2 million for the year ended June 30, 2023 compared to cash used in operating activities of $8.7 million for the year ended June 30, 2022. We recognized $0.6 million in net income and incurred $20.0 million in non-cash operating charges, partially offset by $6.5 million cash utilized in working capital accounts.

The change in working capital balance was primarily driven by a $10.4 million increase in inventory, a $0.5 million increase in accounts payable and accrued expenses, offset by a $5.0 million decrease in accounts receivable. Increase in inventory was a result of the Company anticipating customers' 3G to 4G device upgrade needs and demands for the new ePort Engage devices, as well as strategic planning to mitigate potential supply chain disruptions. Increased accounts payable balance comprised of funds owed to customers was resulted from a larger processing volume in fiscal year 2023. Lastly, the decrease in cash utilized by accounts receivable reflected our collection efforts in fiscal year 2023.
For the year ended June 30, 2022, the $8.7 million cash used in operating activities reflects our net loss of $1.7 million, $22.5 million utilized by changes in working capital accounts offset by $15.5 million in non-cash operating charges.
Net cash used in investing activities
Net cash used in investing activities was $51.9 million for the year ended June 30, 2023 compared to $12.2 million in the prior year. We paid $35.7 million in cash for the 32M acquisition and invested $16.2 million in capital expenditures as the Company continued to focus on investing in innovative technologies and products, and increasing rental devices enrolled in the Company's Cantaloupe One program. In fiscal year 2022, we invested $9.3 million in property and equipment, and paid $3.0 million for the Yoke acquisition.

Net cash provided by financing activities
Net cash provided by financing activities was $20.5 million for the year ended June 30, 2023. We borrowed an additional $25.0 million to fund a portion of the cash consideration of the 32M acquisition. We used $2.2 million cash to repurchase our Series A Convertible Stock and made a $1.0 million payment for contingent consideration relating to the Yoke acquisition. In fiscal year 2022, net cash provided by financing activities was $0.9 million which was primarily contributed by $0.9 million proceeds from exercised stock options.
CONTRACTUAL OBLIGATIONS
As of June 30, 2023, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments Due by Fiscal Year
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt and financing obligations (a)	$49,668	$1,044	$48,624	$—	$—
Operating lease obligations (b)	4,247	1,502	2,283	462	—
Total contractual obligations	$53,915	$2,546	$50,907	$462	$—
(a)    Our debt and financing obligations include both principal and interest obligations. As of June 30, 2023, an interest rate of 9.0% was used to compute the amount of the contractual obligations for interest on the Amended JPMorgan Credit Agreement. See Note 12 - Debt and Other Financing Arrangements to the consolidated financial statements for further information.
(b)    Operating lease obligations represent our undiscounted operating lease liabilities as of June 30, 2023. See Note 3 - Leases to the consolidated financial statements for further information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2023 we are exposed to market risk related to changes in interest rates on our outstanding borrowings. Our Amended JPMorgan Credit Facility has a four year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans. As of June 30, 2023, we have $38.6 million total outstanding borrowings under the JPMorgan Credit Facility, an increase of 100 basis points in SOFR Rate would result in a change in interest expense of $0.4 million on our consolidated financial statements.

We are also exposed to market risk related to changes in interest rates on our cash investments. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of June 30, 2023.

Item 8. Financial Statements and Supplementary Data.
CANTALOUPE, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cantaloupe, Inc.
Malvern, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cantaloupe, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, convertible preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 25, 2023 expressed an adverse opinion thereon.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Identification of Performance Obligations

As described in Notes 2 and 4 to the consolidated financial statements, the Company recognized consolidated revenues for the year ended June 30, 2023 of $244 million. The Company sells or leases point-of-sale devices (hardware) and provides an end-to-end cashless payment solution, which integrates hardware, software, and payment processing in self-service commerce. The Company’s contracts with customers may have multiple performance obligations, which requires management to make certain estimates and assumptions about the nature and extent of those performance obligations. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, which maybe at a point in time, or over time.

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

The primary procedures we performed to address this critical audit matter included:

•Testing a sample of revenue contracts by obtaining and evaluating underlying source documents relevant to revenue recognition. For those selected contracts, we evaluated management’s identification and conclusion of the performance obligations.

Acquisitions - Revenue Growth Rates and Discount Rate

As described in Note 6 to the consolidated financial statements, the Company acquired all of the equity interests of Three Square Market, Inc., and Three Square Market Limited (collectively "32M") pursuant to an Equity Purchase Agreement. The acquisition of 32M was accounted for as a business combination using the acquisition method of accounting, which resulted in $9.0 million of intangible assets related to developed technology and $5.4 million related to customer relationships being recorded. Management applied significant judgments in estimating the fair value of these intangible assets acquired.

We identified the revenue growth rates and discount rate used to value the acquired developed technology and customer relationships as a critical audit matter. The principal considerations for our determination were the subjective judgement required by management in estimating the revenue growth rates and assessing the appropriateness of the discount rate used in developing the fair values of these acquired identifiable intangible assets. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized knowledge and skill needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of the revenue growth rates in management’s forecast used in the valuation of the acquired developed technology and customer relationships by: (1) performing sensitivity analyses and evaluating potential effect of changes in certain estimates, (2) comparing forecasted revenue and growth rates to historical sales and growth rates of 32M and guideline companies, and (3) comparing forecasts to guideline companies and industry information.

•Utilizing professionals with specialized skills and knowledge to assist in: (1) obtaining revenue growth rate data of guideline companies used in the evaluation of management’s revenue growth rates, and (2) evaluating the reasonableness of the selected discount rate.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2019.
Richmond, Virginia
September 25, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cantaloupe, Inc.
Malvern, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Cantaloupe, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2023 and 2022, the related consolidated statements of operations, convertible preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as “the financial statements”) and our report dated September 25, 2023 expressed an unqualified opinion thereon.

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

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Three Square Market, Inc. and Three Square Market Limited (collectively “32M”), which were acquired on December 1, 2022, and which are included in the consolidated balance sheets of the Company as of June 30, 2023, and the related consolidated statements of operations, convertible preferred stock and shareholders’ equity, and cash flows for the year then ended. 32M constituted 4.6% and 2.1% of total assets and net assets, respectively, as of June 30, 2023, and 5.4% and 393% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of 32M because of the timing of the acquisition which was completed on December 1, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of 32M.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to management’s failure to design and maintain effective controls over financial reporting, specifically related to (1) entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements, including insufficient identification and assessment of risks impacting the design of internal controls over financial reporting, and insufficient evaluation and determination as to whether the components of internal control were present and functioning based upon evidence maintained for controls, across substantially all of the Company’s financial statement areas; (2) information technology controls related to user access, program change management, and segregation of duties for systems supporting the Company’s accounting and financial reporting processes, and controls necessary to validate the completeness and accuracy of key reports used within the operation of controls across substantially all financial statement areas; (3) controls over recorded revenue and related accounts, including controls over the appropriate identification of performance obligations within customer contracts, allocation of transaction price to those performance obligations, identification of transactions requiring gross presentation, input of executed contract terms into the Company's information systems that perform revenue recognition, including the completeness and accuracy for reports used in the operation of controls over revenue recognition; and (4) controls at a sufficient level of precision around unusual transactions and complex accounting areas and related disclosures, including business combinations and income taxes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated September 25, 2023 on those financial statements.

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

/s/ BDO USA, P.C.

Richmond, Virginia
September 25, 2023

Cantaloupe, Inc.
Consolidated Balance Sheets

	As of June 30,
($ in thousands, except share data)	2023	2022

Assets
Current assets:
Cash and cash equivalents	$50,927	$68,125
Accounts receivable, net	30,162	37,695
Finance receivables, net	6,668	6,721
Inventory, net	31,872	19,754
Prepaid expenses and other current assets	3,754	4,285
Total current assets	123,383	136,580

Non-current assets:
Finance receivables due after one year, net	13,307	14,727
Property and equipment, net	25,281	12,784
Operating lease right-of-use assets	2,575	2,370
Intangibles, net	27,812	17,947
Goodwill	92,005	66,656
Other assets	5,249	4,568
Total non-current assets	166,229	119,052

Total assets	$289,612	$255,632

Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities:
Accounts payable	$52,869	$48,440
Accrued expenses	26,276	28,154
Current obligations under long-term debt	882	692
Deferred revenue	1,666	1,893
Total current liabilities	81,693	79,179

Long-term liabilities:
Deferred income taxes	275	186
Long-term debt, less current portion	37,548	13,930
Operating lease liabilities, non-current	2,504	2,366
Total long-term liabilities	40,327	16,482

Total liabilities	$122,020	$95,661
Commitments and contingencies (Note 18)	—	—
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 and 445,063 issued and outstanding, with liquidation preferences of $22,144 and $22,115 at June 30, 2023 and 2022, respectively	2,720	3,138
Shareholders’ equity:
Common stock, no par value, 640,000,000 shares authorized, 72,664,464 and 71,188,053 shares issued and outstanding at June 30, 2023 and 2022, respectively	477,324	469,918
Accumulated deficit	(312,452)	(313,085)
Total shareholders’ equity	164,872	156,833
Total liabilities, convertible preferred stock, and shareholders’ equity	$289,612	$255,632
See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Operations

	Year ended June 30,
($ in thousands, except shares and per share data)	2023	2022	2021

Revenues:
Subscription and transaction fees	$200,223	$168,850	$139,242
Equipment sales	43,418	36,352	27,697
Total revenues	243,641	205,202	166,939

Costs of sales:
Cost of subscription and transaction fees	119,715	103,392	83,617
Cost of equipment sales	42,690	37,615	29,296
Total costs of sales	162,405	141,007	112,913

Gross profit	81,236	64,195	54,026

Operating expenses:
Sales and marketing	12,427	8,908	6,935
Technology and product development	20,726	21,877	15,935
General and administrative	36,926	30,519	35,754
Investigation, proxy solicitation and restatement expenses, net of insurance recoveries	(362)	1,196	—
Integration and acquisition expenses	3,141	—	—
Depreciation and amortization	7,618	4,352	4,107
Total operating expenses	80,476	66,852	62,731

Operating income (loss)	760	(2,657)	(8,705)

Other income (expense):
Interest income	2,515	1,884	1,159
Interest expense	(2,326)	(524)	(4,013)
Other income (expense)	(135)	(220)	3,224
Total other income, net	54	1,140	370

Income (loss) before income taxes	814	(1,517)	(8,335)
Provision for income taxes	(181)	(186)	(370)

Net income (loss)	633	(1,703)	(8,705)
Preferred dividends	(623)	(668)	(668)
Net income (loss) applicable to common shares	$10	$(2,371)	$(9,373)

Net earnings (loss) per common share
Basic	$—	$(0.03)	$(0.14)
Diluted	$—	$(0.03)	$(0.14)
Weighted average number of common shares outstanding used to compute net earnings (loss) per share applicable to common shares
Basic	71,978,901	71,091,790	67,002,438
Diluted	72,514,634	71,091,790	67,002,438
See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity

	Convertible Preferred Stock		Common Stock		Accumulated Deficit	Total Shareholders' Equity
($ in thousands, except share data)	Shares	Amount	Shares	Amount
Balance, June 30, 2020	445,063	$3,138	65,196,882	$401,240	$(303,025)	$98,215
Impact of adoption of ASC 326	—	—	—	—	348	348
Stock-based compensation and exercises (net)	—	—	319,011	9,145	—	9,145
Issuance of common stock in relation to private placement, net of offering costs incurred of $2,618	—	—	5,730,000	52,390	—	52,390
Exercise of warrants	—	—	12,154	—	—	—
Net loss	—	—	—	—	(8,705)	(8,705)
Balance, June 30, 2021	445,063	$3,138	71,258,047	$462,775	$(311,382)	$151,393
Stock-based compensation and exercises (net)	—	—	249,829	7,143	—	7,143
Retirement of stock	—	—	(319,823)	—	—	—
Net loss	—	—	—	—	(1,703)	(1,703)
Balance, June 30, 2022	445,063	3,138	71,188,053	469,918	(313,085)	156,833
Stock-based compensation and exercises (net)	—	—	235,491	4,633	—	4,633
Repurchase of Series A convertible preferred stock	(59,281)	(418)	—	(1,733)	—	(1,733)
Common stock issued for acquisition	—	—	1,240,920	4,506	—	4,506
Net income	—	—	—	—	633	633
Balance, June 30, 2023	385,782	$2,720	72,664,464	$477,324	$(312,452)	$164,872

See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30,
($ in thousands)	2023	2022	2021

Cash flows from operating activities:
Net income (loss)	$633	$(1,703)	$(8,705)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	4,737	6,248	9,075
Amortization of debt issuance costs and discounts	128	148	2,735
Provision for expected losses	5,815	3,471	1,236
Provision for inventory reserve	280	(397)	693
Depreciation and amortization included in operating expenses	7,618	4,352	4,107
Depreciation included in cost of subscription and transaction fees for rental equipment	1,189	973	1,405
Property and equipment write-off	364	—	1,658
Gain on extinguishment of debt	—	—	(3,065)
Operating lease right-of-use asset impairment	—	—	1,578
Other	(116)	686	1,104
Changes in operating assets and liabilities:
Accounts receivable	4,960	(13,649)	(10,126)
Finance receivables	(32)	(1,884)	(1,877)
Inventory	(10,387)	(14,064)	3,142
Prepaid expenses and other assets	(180)	(4,262)	(847)
Accounts payable and accrued expenses	(458)	12,153	7,013
Operating lease liabilities	(133)	(907)	(1,014)
Deferred revenue	(226)	130	65
Net cash provided by (used in) operating activities	14,192	(8,705)	8,177

Cash flows from investing activities:
Capital expenditures	(16,151)	(9,260)	(1,838)
Acquisition of business, net of cash acquired	(35,714)	(2,966)	—
Proceeds from sale of property and equipment	—	—	10
Net cash used in investing activities	(51,865)	(12,226)	(1,828)

Cash flows from financing activities:
Proceeds from long-term debt	25,000	738	14,550
Repayment of long-term debt	(1,270)	(606)	(15,744)
Proceeds from private placement	—	—	55,008
Payment of equity issuance costs	—	—	(2,618)
Payment of Antara prepayment penalty and commitment termination fee	—	—	(1,200)
Contingent consideration paid for acquisition	(1,000)	—	—
Repurchase of Series A Convertible Preferred Stock	(2,151)	—	—
Payment of employee taxes related to stock-based compensation	(104)	—	—
Proceeds from exercise of common stock options	—	895	78
Payment of third-party debt issuance costs	—	(107)	—
Net cash provided by financing activities	20,475	920	50,074

Net (decrease) increase in cash and cash equivalents	(17,198)	(20,011)	56,423
Cash and cash equivalents at beginning of year	68,125	88,136	31,713
Cash and cash equivalents at end of year	$50,927	$68,125	$88,136

Supplemental disclosures of cash flow information:
Interest paid in cash	$2,641	$755	$1,055
Income taxes paid in cash	$61	$94	$81
Common stock issued in business combination (non-cash financing activity)	4,506	—	—

See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Notes to Consolidated Financial Statements
1. BUSINESS

Cantaloupe, Inc., previously known as USA Technologies, Inc., is organized under the laws of the Commonwealth of Pennsylvania. We are a digital payments and software services company that provides end-to-end technology solutions for self-service commerce. We offer a single platform for self-service commerce which includes integrated payments processing and software solutions that handle inventory management, pre-kitting, route logistics, warehouse and back-office management. Our enterprise-wide platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. Our customers range from vending machine companies to operators of micro-markets and smart retail, laundromats, metered parking terminals, amusement and entertainment venues, IoT services and more.

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
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") on a going concern basis. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.
The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.
In connection with the Company's acquisition of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M"), we assessed the foreign exchange impact associated with 32M's UK operations which utilizes the British Pound as its functional currency, and concluded the foreign currency fluctuations were immaterial to our financial statements including Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity, and Consolidated Statement of Cash Flows. The Company will continue to monitor and assess its exposures to foreign exchange fluctuations in future periods.
Consolidated Statements of Operations: operating expenses presentation

Beginning in fiscal year 2022, the Company revised its presentation of operating expenses within its Consolidated Statements of Operations by disaggregating the previously disclosed Selling, general, and administrative costs into Sales and marketing, Technology and product development, and General and administrative costs. In fiscal year 2023, the Company disaggregated General and administrative costs further by disclosing Integration and acquisition expenses separately. The updated presentation is intended to provide additional transparency to the readers of the financial statements and better align the Company’s financial performance with how management views and monitors business operations and makes strategic decisions. Prior period amounts for fiscal year 2022 and 2021 have been reclassified to conform with current year presentation.

Below is a brief description of the various categories within Operating expenses:

•Sales and marketing: Sales and marketing expenses consist primarily of our sales and marketing team personnel costs. In addition, this category includes fees paid for advertising, trade shows and external consultants who assist in outreach initiatives designed to build brand awareness and showcase the value of our products and services to our opportunity markets.

•Technology and product development: Technology and product development expenses consist primarily of our technology and product team personnel costs and fees paid to external consultants relating to innovating and maintaining our portfolio of products and services and strengthening our network environment and platform. These costs include but are not limited to engineering, platform and software development, fees for software licenses, contract labor and other technology and product related items that are not eligible for capitalization.

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

•Investigation, proxy solicitation, and restatement expenses: In fiscal year 2019, the Audit Committee, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of then-current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “2019 Investigation”). The Company and former officers incurred additional legal expenses primarily relating to responding to inquiries from the Securities and Exchange Commission (“SEC”) in regards to the 2019 Investigation.

•Integration and acquisition expenses: Integration and acquisition expenses consist primarily of professional services fees including accounting, legal and investing banking advisory fees incurred in connection with acquisitions and post-acquisition integrations. See Note 6 - Acquisitions to the consolidated financial statements for further information.

•Depreciation and amortization: Depreciation expense on our property and equipment, excluding property and equipment used for rentals, amortization of capitalized internal-use software development costs, and amortization expense on our intangible assets are included within the Depreciation and amortization caption in the Consolidated Statements of Operations.

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
Estimates, judgments, and assumptions in these consolidated financial statement include, but are not limited to, those related to revenue recognition, capitalization of internal-use software and cloud computing arrangements, fair value of acquired assets and liabilities including goodwill through purchase accounting, evaluation of goodwill and long-lived assets impairment, allowances for accounts and finance receivables, inventory reserves, loss contingencies, income taxes, and sales tax reserves.
CASH AND CASH EQUIVALENTS
Cash equivalents represent all highly liquid investments with original maturities of three months or less from time of purchase. Cash equivalents are comprised of money market funds. The Company maintains its cash in bank deposit accounts where accounts may exceed federally insured limits at times. The Company deems this credit risk not to be significant as cash is held at well-capitalized financial institutions in the U.S. and U.K.
ACCOUNTS RECEIVABLE
Accounts receivable include amounts due to the Company for sales of equipment, other amounts due from customers, merchant service receivables which are receivables due from credit card processors, and unbilled amounts due from customers, net of the allowance for uncollectible accounts. See "Allowance for Accounts and Finance Receivables" section below for details.
FINANCE RECEIVABLES
The Company offers extended payment terms to certain customers for equipment sales primarily under its Quick Start Program. Agreements under the Quick Start Program are accounted for as sales-type leases. Accordingly, the discounted future minimum lease payments are classified as finance receivables in the Company’s Consolidated Balance Sheets. Finance receivables or Quick Start leases are generally for a sixty month term. The Company recognizes a portion of the lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

ALLOWANCE FOR ACCOUNTS AND FINANCE RECEIVABLES

The Company maintains lifetime expected loss allowances for accounts and finance receivables based on historical experience of payment performance, current conditions of the customer, and reasonable and supportable economic forecasts of collectability for the asset’s entire expected life, which is generally less than one year for accounts receivable and five years for finance receivables. Historical loss experience is utilized as there have been no significant changes in the mix or risk characteristics of the receivable revenue streams used to calculate historical loss rates. Current conditions are analyzed at each measurement date to reassess whether our receivables continue to exhibit similar risk characteristics as the prior measurement date, and determine if the allowance calculation needs to be adjusted for new developments, such as a customer’s inability to meet its financial obligations. Reasonable and supportable macroeconomic trends also are incorporated into the analysis as warranted. Estimating the allowances therefore requires us to apply judgment in relying on historical customer payment experience, regularly analyzing the financial condition of our customers, and developing macroeconomic forecasts to adequately cover expected credit losses on our receivables. By nature, such estimates are highly subjective, and it is possible that the amount of receivables that we are unable to collect may be different than the amounts initially estimated in the allowances. The provision for expected credit losses relating to accounts receivable and finance receivable balances is recorded within general and administrative expenses in the Consolidated Statements of Operations.

The Company writes off accounts and finance receivables balances when management determines the balance is uncollectible and the Company ceases collection efforts.

INVENTORY, NET
Inventory consists primarily of finished goods. The company's inventories are valued at the lower of cost or net realizable value, using a weighted-average cost method.
The Company establishes reserves for slow-moving inventory based upon quality considerations and assumptions about future demand and market conditions. The reserve is recorded within Cost of equipment sales in our Consolidated Statements of Operations. The inventory reserve was $2.3 million and $2.5 million for the years ended June 30, 2023 and 2022, respectively.
PROPERTY AND EQUIPMENT, NET
Property and equipment are recorded at either cost or, in the instance of an acquisition, the estimated fair value on the date of the acquisition, and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Capitalized internal-use software is amortized on the straight-line basis over the estimated useful lives of the software. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term. Depreciation expense on our property and equipment, excluding property and equipment used for rentals, is included in “Depreciation and amortization” in the Consolidated Statements of Operations. Depreciation expense on our property and equipment used for rentals is included in “Cost of Subscription and transaction fees” in the Consolidated Statements of Operations. Additions and improvements that extend the estimated lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred.
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
The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill during the year ended June 30, 2023 based on its qualitative assessment. There has been no impairment of goodwill for fiscal year 2022, or 2021. Subsequent to our annual impairment test, no indicators of impairment were identified.
INTANGIBLE AND LONG-LIVED ASSETS
The Company's intangible assets include trademarks, non-compete agreements, brand names, customer relationships, acquired tradenames, acquired developed technology and acquired customer relationships in a business combination. The Company carries these intangibles at cost, less accumulated amortization. Amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets, which span between three and eighteen years, and are included in “Depreciation and amortization" in the Consolidated Statements of Operations.
Other than goodwill, there were no indefinite-lived intangible assets at June 30, 2023 or 2022.
The Company assesses its finite-lived intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Fair value of finite-lived intangible assets and property and equipment is based on various valuation techniques. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.
The Company has concluded there has been no impairment of intangible and long-lived assets during the years ended June 30, 2023, or 2022.
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

SIGNIFICANT CUSTOMERS
Concentration of revenue with customers subject the Company to operating risks. Approximately $28.7 million, $29.7 million, and $27.3 million of the Company’s revenue for the years ended June 30, 2023, 2022 and 2021, respectively, were concentrated with one customer, which represented 12%, 14% and 16% of the Company's revenue for each of the years. The Company’s customers are principally located in the United States.
The Company had accounts receivable from and accounts payable to one contract manufacturer. During fiscal year 2023, the Company entered into an Offset and Release of Claims Agreement with this counterparty. As a result, outstanding receivables and payables were offset and the net position was settled through a cash disbursement from the Company. As of June 30, 2023, the Company did not have a net accounts receivable balance from this counterparty. Accounts receivable from this contract manufacturer represented 16% of accounts receivables, net of allowance, as of June 30, 2022.

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
The Company provides an end-to-end payment solution which integrates hardware, software, and payment processing in the self-service commerce. The Company has contractual agreements with customers that set forth the general terms and conditions of the relationship, including pricing of goods and services, payment terms and contract duration. Revenue is recognized when the obligation under the terms of the Company’s contract with its customer is satisfied and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.
The Company’s primary business model is to act as the Merchant of Record for its sellers. We provide cashless services in exchange for monthly service fees, in addition to collecting usage-based consideration for completed transactions. The contracts we enter into with third-party suppliers provide us with the right to access and direct their services when processing a transaction. The Company combines the services provided by third-party suppliers to enable customers to accept cashless payment transactions, indicating that it controls all inputs in directing their use to create the combined service. Additionally, the Company sells cashless payment devices, which are either directly sold or leased through the Company's QuickStart, or Cantaloupe ONE programs.
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
Cashless services represent a single performance obligation as the combination of the services provided gives the customer the ability to accept cashless payments. The Company’s customers are contracting for integrated cashless services in connection with purchasing or leasing unattended point-of-sale devices. The integrated cashless services when combined together are so integral to the customer’s ability to derive benefit from the service, that the activities are effectively inputs to a single promise to the customer. Certain services are distinct, but are not accounted for separately as the rights are coterminous, they are transferred concurrently and the outcome is the same as accounting for the services as individual performance obligations. The single performance obligation is determined to be a stand-ready obligation to process payments whenever a consumer intends to make a purchase at a point-of-sale device. As the Company is unable to predict the timing and quantity of transactions to be processed, the assessment of the nature of the performance obligation is focused on each time increment rather than the underlying activity. Therefore, cashless payment processing services are viewed to comprise a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer. As a result, the promise to stand ready is accounted for as a single performance obligation.
Revenue related to cashless services is recognized over the period in which services are provided, with usage-based revenue recognized as transactions occur. Consideration for this service includes fixed fees for standing ready to process transactions, and generally also includes usage-based fees, priced as a percentage of transaction value and/or a specified fee per transaction processed. The total transaction price of usage-based services is determined to be variable consideration as it is based on unknown quantities of services to be performed over the contract term. The underlying variability is satisfied each day the service is performed and provided to the customer. Clients are billed for cashless payment processing services on a monthly basis and for transaction processing as transactions occur. Payment is due based on the Company’s standard payment terms which is typically within 30 to 60 days of invoice issuance.
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
Software services represent a separate performance obligation, which is satisfied when each distinct day, or for practical reasons, each distinct month of service is transferred to the customers. Customers are billed for software services on a monthly basis. Payment is due based on the Company’s standard payment terms which is typically within 30 to 60 days of invoice issuance.
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
Warranties
The Company offers standard warranties that provide the customer with assurance that its equipment will function in accordance with contract specifications. The Company's standard warranties are not sold separately, but are included with each customer purchase. Warranties are not considered separate performance obligations and the related liability is estimated and recorded at the time of sale.
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
Revenue from the sale of QuickStart lease of equipment is recognized when equipment is shipped to the customer. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. Subscription fees for access to the Company’s devices and network services are recognized on a monthly basis when the performance obligation is satisfied. The Company estimates an allowance for subscription and transaction fee refunds on a monthly basis.

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
Equipment Rental
The Company offers its customers a rental program for its hardware devices, Cantaloupe ONE platform. Cantaloupe ONE terms are 36 months rental agreements that transition to month-to-month agreements after the initial subscription commitment period. In accordance with ASC 842, “Leases”, the Company classifies the rental agreements as operating leases, with service fee revenue related to the leases included in subscription and transaction fees in the Consolidated Statements of Operations. Costs for the Cantaloupe ONE revenue, which consist of depreciation expense on the Cantaloupe ONE equipment, are included in cost of subscription and transaction fees in the Consolidated Statements of Operations. Equipment utilized by the Cantaloupe ONE program is included in property and equipment, net on the Consolidated Balance Sheets.
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

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the operating lease. Operating lease Right-of-Use (“ROU”) assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is the collateralized rate of interest that we would pay to borrow over a similar term an amount equal to the lease payments, based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Cantaloupe has lease agreements with lease and non-lease components. The Company uses the practical expedient related to treating lease and non-lease components as a single lease component for all leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred.
The Company reviews its ROU assets for events or changes in circumstances that may indicate that the carrying amount of such assets may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of an ROU exceeds its net realizable value, the asset will be written down to its fair value. The Company recorded a right-of-use asset impairment charge relating to optimizing its corporate real estate footprint of $1.6 million for the year ended June 30, 2021. The Company did not recognize an impairment charge related to the right-of-use assets for the year ended June 30, 2022 or 2023.
Lessor Accounting

The Company offers its customers financing for the lease of our POS electronic payment devices primarily through our QuickStart program. We account for these transactions as sales-type leases under ASC 606. Our sales-type leases generally have a non-cancellable term of 60 months. Certain leases contain an end-of-term purchase option that is generally insignificant and is reasonably certain to be exercised by the lessee. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases, typically our Cantaloupe ONE rental program. Cantaloupe ONE agreements are 36-month rental agreements that transition to month-to-month agreements after the initial subscription commitment period.

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
ADVERTISING COSTS
Advertising costs are expensed as incurred and are included within the sales and marketing expenses in the Consolidated Statements of Operations. For the fiscal years ended June 30, 2023, 2022, and 2021, we incurred advertising costs of approximately $0.8 million, $0.7 million and $0.3 million, respectively.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses are expensed as incurred and primarily consist of personnel, contractors and product development costs. Research and development expenses, which are included within the technology and product development expenses and general and administrative expenses in the Consolidated Statements of Operations, were approximately $3.5 million, $3.5 million and $3.9 million, for the fiscal years ended June 30, 2023, 2022, and 2021, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.
CAPITALIZATION OF INTERNAL-USE SOFTWARE AND CLOUD COMPUTING ARRANGEMENTS

We have significant expenditures associated with the technological maintenance and improvement of our network and technology offerings. These expenditures include both the cost of internal employees, who spend portions of their time on various technological projects, and the use of external temporary labor and consultants. Capitalization of internal-use software occurs in the application development stage after the completion of the preliminary project stage, and management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended, and it ends at the implementation stage. We are required to assess these expenditures and make a determination as to whether the costs should be expensed as incurred or are subject to capitalization. In making these determinations, we consider the stage of the development project, the probability of successful development and if the development is resulting in increased features and functionality. In addition, if we determine that a project qualifies for capitalization, the amount of capitalization is subject to various estimates, including the amount of time spent on the development work and the cost of internal employees and external consultants. Internal-use software is included within Property and equipment, net on our Consolidated Balance Sheets and is amortized over its estimated useful life, which is typically 3 to 7 years.

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
STOCK-BASED COMPENSATION
The cost of services received in exchange for an award of equity instruments related to employees and non-employees is based on the grant-date fair value of the award and allocated over the requisite service period of the award. When the requisite service period precedes the grant date, the Company begins recognizing compensation cost before a grant date is established, and the awards are marked to market until grant date occurs.
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

SALES TAX RESERVE
The Company has recorded a contingent liability for sales tax, included in accrued expenses in the Consolidated Balance Sheets. On a quarterly basis, the Company accrues interest on the unpaid balance. The estimated liability is adjusted upon the payment of sales tax related to the accrual, the changes in state tax laws that may impact the accrual and the expiration of the statute of limitations for open years under review. The liability includes significant judgments and estimates that may change in the future, and the actual liability may be different from our current estimate. Changes to the sales tax reserve amount are recorded within general and administrative expenses and interest expense in the Consolidated Statements of Operations, and accrued expense in the Consolidated Balance Sheets.
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
Tax positions must meet a “more-likely-than-not” recognition threshold to be recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions within general and administrative expenses in the Consolidated Statements of Operations. Interest and penalties related to uncertain tax positions incurred during the fiscal years ended June 30, 2023, 2022, and 2021 were immaterial.
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

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting pronouncements adopted
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

On July 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326) using the modified retrospective approach through an adjustment to retained earnings, and began calculating our allowance for accounts and finance receivables under an expected loss model rather than an incurred loss model for periods reported after July 1, 2020.

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

ASU 2021-05 - Lessors – Certain Leases with Variable Lease Payments

On July 1, 2022, the Company adopted ASU No. 2021-05, “Lessors – Certain Leases with Variable Lease Payments” which requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. The adoption of this accounting standard did not materially impact the Company’s consolidated financial statements.

ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

On July 1, 2022, the Company adopted ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies accounting for convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related earnings per share (EPS) guidance. The adoption of this accounting standard did not materially impact the Company’s consolidated financial statements.

Reference Rate Reform (Topic 848)

In March 2020 and January 2021, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform: Scope”, respectively. Together, the ASUs provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedging accounting to ease the financial reporting impacts related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). These optional expedients and exceptions are effective beginning March 12, 2020 through December 31, 2022 and adoption is permitted at any time in the effective period. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which defers the sunset date of Topic 848 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of June 30, 2023, the Company's variable rate loans were indexed to SOFR. The adoption of ASU 2020-04 and the related amendments did not have a material impact on the Company's consolidated financial statements.

Accounting pronouncements to be adopted
The Company is evaluating whether the effects of the following recent accounting pronouncements, or any other recently issued but not yet effective accounting standards, will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". The standard requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, as if it had originated the contracts, rather than at fair value on the acquisition date. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the standard. The Company will apply this guidance for future acquisitions beginning in fiscal year 2024 as applicable.

3. LEASES
Lessee accounting

We have operating leases which are primarily real estate leases used for corporate functions, product development, sales, and other purposes. The following table provides supplemental balance sheet information related to the Company's operating leases:

($ in thousands)	Balance Sheet Classification	As of June 30, 2023	As of June 30, 2022

Assets
Operating leases	Operating lease right-of-use assets	$2,575	$2,370

Liabilities
Current	Accrued expenses	1,266	1,538
Long-term	Operating lease liabilities, non-current	2,504	2,366
Total lease liabilities		$3,770	$3,904
Components of lease cost are as follows:

($ in thousands)	Year ended June 30, 2023	Year ended June 30, 2022	Year ended June 30, 2021

Operating lease costs*	$2,490	$1,923	$2,079
* Includes short-term lease and variable lease costs of $0.4 million for the year ended June 30, 2023, 2022 and 2021.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Year ended June 30, 2023	Year ended June 30, 2022	Year ended June 30, 2021

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2,522	$1,737	$1,635

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating lease	$1,607	$471	$—

Weighted-average remaining lease term and discount rate for our leases are as follows:

	Year ended June 30, 2023	Year ended June 30, 2022
Weighted-average remaining lease term (years)
Operating leases	3.2	3.4

Weighted-average discount rate
Operating leases	7.5%	6.8%
Maturities of lease liabilities by fiscal year for our leases as of June 30, 2023 are as follows:

($ in thousands)	Operating Leases
2024	$1,502
2025	1,181
2026	1,102
2027	462
2028	—
Total lease payments	$4,247
Less: Imputed interest	(477)
Present value of lease liabilities	$3,770

In connection with the acquisition of 32M, the Company entered into additional operating leases for office space located in River Falls, Wisconsin and Birmingham, UK. These leases commenced on December 31, 2022 with a term of 48-months.

In February 2023, the Company extended its existing Atlanta, Georgia office operating lease for an additional 70-months period. The lease extension commenced on July 1, 2023. In May 2023, the Company signed a new lease for its corporate office in Malvern, Pennsylvania. The new lease has a 133-months term and the anticipated lease commencement date is December 1, 2023 upon the expiration of the Company's current office lease. These two leases were not included in the Operating lease right-of-use assets or liabilities on the Consolidated Balance Sheets for as of June 30, 2023.

Lessor accounting

Property and equipment used for the Company's operating lease rental program consisted of the following:

	As of June 30,
($ in thousands)	2023	2022
Cost	$28,398	$25,242
Accumulated depreciation	(23,221)	(22,914)
Net	$5,177	$2,328

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of June 30, 2023 are disclosed within Note 7, Finance Receivables.

4. REVENUE

Based on similar operational characteristics, the Company's revenue is disaggregated as follows:

	Year-ended June 30,
($ in thousands)	2023	2022	2021
Transaction fees	$132,594	$110,695	$85,497
Subscription fees	67,629	58,155	53,745
Subscription and transaction fees	200,223	168,850	139,242
Equipment sales	43,418	36,352	27,697
Total revenues	$243,641	$205,202	$166,939

Contract Liabilities
The Company's contract liability (i.e., deferred revenue) balances are as follows:

	Year ended June 30,
($ in thousands)	2023	2022
Deferred revenue, beginning of the period	$1,893	$1,763
Deferred revenue, end of the period	1,666	1,893
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	576	383
The change in the contract liabilities year-over-year is primarily the result of timing difference between the Company's satisfaction of a performance obligation and payment from the customer.
Future Performance Obligations
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year are primarily associated with the Company's Cantaloupe ONE rental program which has a contractual term of 36 months. The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2023:

($ in thousands)	As of June 30, 2023
2024	$4,860
2025	4,775
Thereafter	2,257
Total	$11,892
Contract Costs
At June 30, 2023, the Company had net capitalized costs to obtain contracts of $0.6 million included in Prepaid expenses and other current assets and $2.8 million included in Other noncurrent assets on the Consolidated Balance Sheets. None of these capitalized contract costs were impaired. During the year ended June 30, 2023, amortization of capitalized contract costs was $0.8 million.
At June 30, 2022, the Company had net capitalized costs to obtain contracts of $0.5 million included in Prepaid expenses and other current assets and $2.3 million included in Other noncurrent assets on the Consolidated Balance Sheets. None of these capitalized contract costs were impaired. During the year ended June 30, 2022, amortization of capitalized contract costs was $0.7 million.

5. EARNINGS (LOSS) PER SHARE CALCULATION
The calculation of basic and diluted earnings (loss) per share is presented below:

	Year ended June 30,
($ in thousands, except share and per share data)	2023	2022	2021

Numerator for basic and diluted earnings (loss) per share
Net income (loss)	$633	$(1,703)	$(8,705)
Preferred dividends	(623)	(668)	(668)
Net income (loss) available to common shareholders	$10	$(2,371)	$(9,373)

Denominator for basic earnings (loss) per share - Weighted average shares outstanding	71,978,901	71,091,790	67,002,438
Effect of dilutive potential common shares	535,733	—	—
Denominator for diluted earnings (loss) per share - Adjusted weighted average shares outstanding	72,514,634	71,091,790	67,002,438

Basic earnings (loss) per share	$—	$(0.03)	$(0.14)
Diluted earnings (loss) per share	$—	$(0.03)	$(0.14)

Potentially anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share were approximately 4 million, 5 million, and 4 million for the year ended June 30, 2023, 2022 and 2021, respectively.

6. ACQUISITIONS
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

The acquisition of 32M was accounted for as a business combination using the acquisition method of accounting. The purchase price of the acquired company was allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values using primarily Level 3 inputs under ASC Topic 820, Fair Value Measurement, with the residual of the purchase price recorded as goodwill.

The Company paid an aggregate purchase price consideration of $41.1 million, which consisted of $36.6 million in cash and 1,240,920 shares of the Company's common stock (the "Stock Consideration") with an aggregate fair value of $4.5 million for the acquisition of 32M. The aggregate cash consideration includes $0.5 million of cash paid into an escrow account for net working capital and other post-closing adjustments. The Stock Consideration of 1,240,920 shares ("Escrowed Shares") referred to above were placed into an escrow account to resolve indemnification claims for breach of certain representations and warranties and will be released 50% on the first anniversary of the acquisition date and 50% on the second anniversary of the acquisition date, less any shares that may be returned to Company on account of any indemnity claims. The Escrowed Shares are considered to be issued and outstanding shares of the Company as of the acquisition date.

The Company funded the cash consideration of the acquisition by borrowing $25 million of debt from the JPMorgan Credit Facility and the remaining consideration utilizing existing cash on hand.

The estimated fair value of the purchase price consideration consisted of the following:

($ in thousands)
Closing cash consideration	$36,605
Stock Consideration	4,506
Fair value of total consideration transferred	$41,111

The following table summarizes the adjusted fair value assigned to the assets acquired and liabilities assumed as of June 30, 2023.

($ in thousands)	Amount
Cash and cash equivalents	$891
Accounts receivable	1,780
Inventories	2,011
Intangible assets	14,904
Other assets	670
Total identifiable assets acquired	20,256
Accounts payable	(2,358)
Tax liabilities	(2,095)
Total liabilities assumed	(4,453)
Total identifiable net assets	15,803
Goodwill	25,308
Fair value of total consideration transferred	$41,111

The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $9.0 million related to developed technology, $5.4 million related to customer relationships, and $0.5 million related to tradenames. The fair value of the acquired developed technology was determined using a multi-period excess earnings method. The fair value of the acquired customer relationships was determined using the with-and-without method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The significant unobservable inputs used in the valuation of the customer relationship asset and acquired developed technology asset are the revenue growth rates used in the development of the projected financial information used as an input to calculate those values and the discount rate applied. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives for developed technology, customer relationship, trade names were 5, 5 and 3 years, respectively.

Goodwill of $25.3 million arising from the acquisition includes the expected synergies between 32M and the Company and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is deductible for income tax purposes, was assigned to the Company’s only reporting unit.

Subsequent to the acquisition closing date and within the one-year measurement period, the Company adjusted the purchase price allocation from what was initially recognized to reflect facts and circumstances in existence as of the acquisition close date. These adjustments included a net increase of $0.3 million to the overall purchase price consideration, a net decrease of $1.1 million in working capital related accounts and a net increase of $1.7 million in intangible assets. Recognized goodwill decreased by $0.3 million as a result of these adjustments. Furthermore, the Company recorded additional amortization expense of $0.2 million associated with the increase in fair value of the recognized intangible assets in its Consolidated Statement of Operations.

The Company is substantially complete with the purchase price allocation as of June 30, 2023, except for the finalization of the valuation of the acquired customer relationships and developed technology intangible assets. Additional purchase price adjustments could be recorded during the remaining measurement period if additional facts and circumstances in existence as of the acquisition close date are identified that require adjustment to the value the assets acquired and liabilities assumed.

The Company recognized $3.1 million of acquisition related costs that were expensed during the year ended June 30, 2023. These costs were recorded within Integration and acquisition expenses in the Consolidated Statements of Operations.

The amount of 32M revenue included in the Company’s Consolidated Statement of Operations from the acquisition date through June 30, 2023 was $13.2 million. The amount of 32M earnings included in the Company’s Consolidated Statement of Operations from the acquisition date through June 30, 2023 was $2.5 million.

Unaudited supplemental disclosure of pro forma information

The following table presents unaudited pro forma information as if the acquisition of 32M had occurred on July 1, 2021. The unaudited pro forma information presented combines the historical condensed consolidated results of operations of the Company and 32M after giving effect to the preliminary purchase accounting impact of the 32M acquisition related costs (including, but not limited to, amortization associated with the acquired intangible assets, interest expense associated with the Credit Facility to finance a portion of the purchase price, acquisition related costs) and the alignment of accounting policies. This supplemental unaudited pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on July 1, 2021, nor are they indicative of any future results. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	Year ended June 30,
(In thousands)	2023	2022
Revenues	$251,979	$222,185
Net loss	(75)	(7,117)

The unaudited supplemental pro forma financial information for the year ended June 30, 2023 was adjusted to exclude $3.1 million of acquisition related costs, the components of which were previously described. The unaudited supplemental pro forma financial information for the year ended June 30, 2022 was adjusted to include the $3.1 million of acquisition related costs.

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

Through the acquisition, Yoke’s point of sale platform extended its offering to provide self-checkout while seamlessly integrating with Cantaloupe’s inventory management and payment processing platforms.

The consideration transferred for the acquisition includes payments of $3 million in cash at the close of the transaction and $1 million in deferred cash payment due on or before July 30, 2022 based on the achievement of certain sales growth targets. On July 27, 2022, the Company made the cash payment of $1 million in accordance with the agreement consideration.

Additionally in connection with the acquisition, the Company will issue common stock to the former owners of Yoke based on the achievement of certain sales growth targets for software licenses through July 31, 2024 and continued employment as of the respective measurement dates. The accounting treatment for these awards in the context of the business combination is to recognize the awards as a post-combination expense and were not included in the purchase price. We will begin recognizing compensation expense for these awards over the requisite service period when it becomes probable that the performance condition would be satisfied. At each reporting date, we assess the probability of achieving the sales targets and fulfilling the performance condition. For the year ended June 30, 2023, we determined that it is not probable that the performance condition would be satisfied and, accordingly, have not recognized compensation expense related to these awards.

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

7. FINANCE RECEIVABLES
The Company’s finance receivables consist of financed devices under the QuickStart program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of June 30, 2023 and 2022, finance receivables consist of the following:

	As of June 30,
($ in thousands)	2023	2022

Current finance receivables, net	$6,668	$6,721
Finance receivables due after one year, net	13,307	14,727
Total finance receivables, net of allowance of $2,098 and $760, respectively	$19,975	$21,448
We collect lease payments from customers primarily as part of the flow of funds from our transaction processing service. Balances are considered past due if customers do not have sufficient transaction revenue to cover the monthly lease payment by the end of the monthly billing period.

Credit risk for finance receivables is continuously monitored by management and reflected within the allowance for finance receivables. As our finance receivables generally have similar risk characteristics, our key credit quality indicator is the aging (days past due status) of our aggregated finance receivables balances. Specifically, we estimate our allowance by using an aging analysis of the aggregated finance receivables balances, primarily based on historical loss experience. Additionally, current conditions are analyzed to determine if the allowance calculation needs to be adjusted further for any qualitative factors impacting a customer’s ability to meet its financial obligations that is not already reflected through the historical loss analysis. The Company writes off finance receivable balances against the allowance for credit losses when management determines the balance is uncollectible and the Company ceases collection efforts.

At June 30, 2023, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$6,595	$6,505	$3,304	$1,306	$846	$829	$19,385
30 days and under	66	73	69	52	22	68	350
31 - 60 days	53	40	32	42	19	71	257
61 - 90 days	60	52	26	32	16	71	257
Greater than 90 days	155	132	197	233	271	836	1,824
Total finance receivables	$6,929	$6,802	$3,628	$1,665	$1,174	$1,875	$22,073
At June 30, 2022, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$7,451	$5,047	$2,758	$2,593	$2,807	$103	$20,759
30 days and under	18	10	32	56	94	3	213
31 - 60 days	25	23	26	58	100	—	232
61 - 90 days	25	14	20	46	91	—	196
Greater than 90 days	41	47	97	232	391	—	808
Total finance receivables	$7,560	$5,141	$2,933	$2,985	$3,483	$106	$22,208

The following table represents a rollforward of the allowance for finance receivables for the year ending June 30, 2023 and 2022:

($ in thousands)	Year ended June 30, 2023	Year ended June 30, 2022

Balance, beginning of period	$760	$1,109
Provision for expected losses	1,626	36
Write-offs	(288)	(385)
Balance, end of period	$2,098	$760

Cash to be collected on our performing finance receivables due for each of the fiscal years after June 30, 2023 are as follows:

($ in thousands)

2024	$7,956
2025	6,126
2026	4,833
2027	3,050
2028	1,077
Thereafter	56
Total amounts to be collected	23,098
Less: interest	(1,025)
Less: allowance for expected credit losses	(2,098)
Total finance receivables	$19,975

8. ACCOUNTS RECEIVABLE

Accounts receivable primarily include amounts due to the Company for sales of equipment and subscription fees, settlement receivables for amounts due from third-party payment processors, receivables from contract manufacturers and unbilled amounts due from customers, net of the allowance for credit losses. Accounts receivable, net of the allowance for uncollectible accounts were $30.2 million as of June 30, 2023 and $37.7 million as of June 30, 2022.

Concentrations

Accounts receivable with the Company's largest customer represented 1% and 17% of accounts receivable, net of allowance as of June 30, 2023 and June 30, 2022 respectively. The decrease resulted from the Company's prioritization of collection effort during the year.

Allowance for credit losses

The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments, including from a shortfall in the customer transaction fund flow from which the Company would normally collect amounts due. The allowance is calculated under an expected loss model. We estimate our allowance using an aging analysis (days past due status) of the receivables balances, primarily based on historical loss experience. Additionally, current conditions are analyzed to determine if the allowance calculation needs to be adjusted further for any qualitative factors impacting a customer’s ability to meet its financial obligations that is not already reflected through the historical loss analysis. The Company writes off receivable balances against the allowance for credit losses when management determines the balance is uncollectible and the Company ceases collection efforts. For the year ended June 30, 2023, the write-offs included approximately $1.1 million aged trade accounts receivable balances from 2020 and prior that were deemed uncollectible.

The following table represents a rollforward of the allowance for credit losses for the years ending June 30, 2023 and 2022:

	Year ended June 30,
($ in thousands)	2023	2022
Balance, beginning of period	$9,328	$7,715
Provision for expected losses	4,190	3,435
Write-offs	(2,703)	(1,822)
Balance, end of period	$10,815	$9,328
9. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

		As of June 30, 2023
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$8,089	$(7,443)	$646
Internal-use software	3-5 years	24,294	(5,107)	19,187
Property and equipment used for rental program	5 years	28,398	(23,221)	5,177
Furniture and equipment	3-7 years	1,559	(1,474)	85
Leasehold improvements	(a)	790	(604)	186
		$63,130	$(37,849)	$25,281

		As of June 30, 2022
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$6,758	$(6,404)	$354
Internal-use software	3-5 years	12,787	(2,859)	9,928
Property and equipment used for rental program	5 years	25,242	(22,914)	2,328
Furniture and equipment	3-7 years	1,529	(1,396)	133
Leasehold improvements	(a)	286	(245)	41
		$46,602	$(33,818)	$12,784
(a) Lesser of lease term or estimated useful life

The Company's total depreciation expense is comprised of depreciation included in our cost of subscription and transaction fees for rental equipment and depreciation included in our operating expenses. Depreciation expense included within cost of subscription and transaction fees for rental equipment was $1.2 million, $1.0 million, and $1.4 million for the years ended June 30, 2023, 2022, and 2021, respectively. Depreciation expense included within operating expenses for the years ended June 30, 2023, 2022, and 2021 was $2.6 million, $1.1 million and $1.0 million, respectively.

10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible asset balances consisted of the following:

	As of June 30, 2023			Amortization Period
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and tradenames	$2,161	$(1,414)	$747	1 - 7 years
Developed technology	20,188	(11,066)	9,122	5 - 6 years
Customer relationships	24,714	(6,771)	17,943	5 - 18 years
Total intangible assets	$47,063	$(19,251)	$27,812

Goodwill	$92,005	$—	$92,005	Indefinite

	As of June 30, 2022			Amortization Period
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and tradenames	$1,705	$(1,133)	$572	3 - 7 years
Developed technology	11,129	(8,071)	3,058	5 - 6 years
Customer relationships	19,339	(5,022)	14,317	10 - 18 years
Total intangible assets	$32,173	$(14,226)	$17,947

Goodwill	$66,656	$—	$66,656	Indefinite
For the years ended June 30, 2023, 2022 and 2021, amortization expense related to intangible assets was $5.0 million, $3.3 million and $3.1 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 16.2 years as of June 30, 2023, of which the weighted-average remaining useful life for the brand and tradenames was 2 years, for the developed technology was 4.1 years, and for the customer relationships was 10.1 years.
The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is a single reporting unit for purposes of testing goodwill for impairment. During the years ended June 30, 2023, June 30, 2022 and June 30, 2021, the Company

assessed goodwill for impairment utilizing a qualitative assessment. The Company did not recognize any impairment charges related to goodwill as a result of its qualitative assessment.
Estimated annual amortization expense for intangible assets is as follows (in thousands):

2024	$5,201
2025	4,439
2026	4,241
2027	3,946
2028	2,249
Thereafter	7,736
$27,812

11. ACCRUED EXPENSES
Accrued expenses consisted of the following as of June 30, 2023 and 2022:

	As of June 30,
($ in thousands)	2023	2022

Accrued sales tax	$13,597	$14,694
Accrued compensation and related sales commissions	4,069	3,289
Operating lease liabilities - current	1,266	1,538
Accrued professional fees	4,196	4,200
Contingent consideration arrangement for Yoke Acquisition	—	1,000
Accrued other taxes and filing fees	1,944	2,036
Accrued other	762	1,397
Consideration withheld in escrow for the 32M acquisition(1)	442	—
Total accrued expenses	$26,276	$28,154
(1) See Note 6 - Acquisition for details.

12. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of June 30, 2023 and 2022 consisted of the following:

	As of June 30,
($ in thousands)	2023	2022

JPMorgan Credit Facility (1)	$38,563	$14,813
Other obligations	50	70
Less: unamortized issuance costs and debt discount	(183)	(261)
Total	38,430	14,622
Less: debt and other financing arrangements, current	(882)	(692)
Debt and other financing arrangements, noncurrent	$37,548	$13,930
(1) See discussion below on amendment to the JPMorgan Credit Facility.

Details of interest expense presented on the Consolidated Statements of Operations are as follows:

	Year ended June 30,
($ in thousands)	2023	2022	2021
2020 Antara Term Facility	$—	$—	$2,779
JPMorgan Credit Facility	2,650	904	1,006
Interest expense related to change in sales tax reserve	(326)	(386)	218
Other interest expense	2	6	10
Total interest expense	$2,326	$524	$4,013

JPMorgan Chase Bank Credit Agreement

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

The Company’s obligations under the 2021 JPMorgan Credit Facility were secured by first priority security interests in substantially all of the assets of the Company, except for those held by foreign subsidiaries. The 2021 JPMorgan Credit Agreement included customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including a financial covenant requiring the Company to maintain an adjusted quick ratio of not less than 2.75 to 1.00 beginning January 1, 2021, and not less than 3.00 to 1.00 beginning April 1, 2021, and a financial covenant requiring the Company to maintain, as of the end of each of its fiscal quarters commencing with the fiscal quarter ended December 31, 2021, a total leverage ratio of not greater than 3.00 to 1.00.

JP Morgan amended and restated Credit Agreement dated March 17, 2022 and December 1, 2022

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

On December 1, 2022, the Company entered into a first amendment (the “2022 Amendment”) to its Amended and Restated Credit Agreement, dated as of March 17, 2022, which, among other things, amended the definition of the Company’s EBITDA under the Credit Agreement. On December 1, 2022, the Company borrowed an additional $25 million under the Amended JPMorgan Credit Facility, including $15 million from the revolving credit facility and $10 million from the term facility, to partially fund the cash consideration of the 32M acquisition as referenced in Note 6 - Acquisition. No issuance costs were capitalized in connection with this amendment.

The proceeds of the Amended JPMorgan Credit Facility may be used to refinance certain existing indebtedness of the Company and its subsidiaries, to finance the working capital needs, and for general corporate purposes (including permitted acquisitions), of the Company and its subsidiaries.

The Amended JPMorgan Credit Facility has a four year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans; provided that until June 30, 2022 the applicable margin shall be 2.75% for base rate loans and 3.75% for SOFR loans. Subject to the occurrence of a material acquisition and the Company’s total leverage ratio exceeding 3.00 to 1.00, the interest rate on the loans may increase by 0.25%. In an event of default, the interest rate may be increased by 2.00%. The Amended JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. As of June 30, 2023 and 2022, the total applicable interest rate for the Amended Secured Term Facility were 9.0% and 4.4%, respectively.

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
The Company was in compliance with its financial covenants as of June 30, 2023.

The expected maturities associated with the Company’s outstanding debt and other financing arrangements as of June 30, 2023, were as follows:

2024	$958
2025	1,333
2026	36,322
2027	—
Principal amounts payable	38,613
Unamortized issuance costs	(183)
Total outstanding debt	$38,430

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at cost which approximates fair value due to their liquid or short-term nature. We have not identified material factors that would significantly impact the fair value of our financial assets and liabilities. The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of June 30, 2023, as the debt facility was recently amended in March and December, 2022 and the interest rates applicable are variable in nature. The fair value of the Company’s obligations under its long-term debt agreements with JPMorgan were considered Level 2 liabilities of the fair value hierarchy because these instruments have interest rates that reset frequently.

14. SHAREHOLDER'S EQUITY AND PREFERRED STOCK

Common Stock

The Company has 640.0 million shares of common stock, no par value, authorized for issuance. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders are entitled to vote, including the election of directors. The Company had approximately 72.7 million and 71.2 million shares of common stock issued and outstanding, respectively, as of June 30, 2023 and June 30, 2022.

Common Stock Dividends
The holders of the common stock are entitled to receive dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s common stock or preferred stock. No dividend may be paid on the common stock until all accumulated and unpaid dividends on the preferred stock have been paid.

Convertible Preferred Stock

The Company has 1.8 million of preferred stock authorized for issuance which may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of June 30, 2023, 900,000 preferred shares have been designated as Series A Convertible Preferred Stock, no par value. Each share of Series A Convertible Preferred Stock is convertible into 0.1988 of a share of Common Stock and each share of Series A Convertible Preferred Stock is entitled to 0.1988 of a vote on all matters on which the holders of Common Stock are entitled to vote. Series A Convertible Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Convertible Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.

During the fiscal year 2023, the Company retired 59,281 shares of its Series A convertible preferred stock that it purchased for an aggregate amount of approximately $2.45 million. The repurchase transaction was primarily accounted for as an extinguishment of preferred stock and recorded as a decrease to the carrying value of the preferred stock in the amount of $0.42 million and common stock of $1.73 million for an aggregate amount of $2.15 million that was included within the Cash flows from financing activities in the Consolidated Statements of Cash Flows. The remaining $0.3 million was deemed to be an amount in excess of the fair value of the preferred stock and was recorded within Operating expenses in the Consolidated Statements of Operations and Cash flows from operating activities in the Consolidated Statements of Cash Flows.

The Series A Convertible Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2023. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Convertible Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders. The Series A Convertible Preferred Stock liquidation preference as of June 30, 2023 and 2022 is as follows:

($ in thousands)	June 30, 2023	June 30, 2022
For shares outstanding at $10.00 per share	$3,858	$4,451
Cumulative undeclared and unpaid dividends	18,286	17,662
	$22,144	$22,113

The Company has determined that its Series A Convertible Preferred Stock is contingently redeemable due to the existence of deemed liquidation provisions contained in its certificate of incorporation, and therefore classifies its convertible preferred stock outside of permanent equity. The Company has not made any adjustments to the carrying value of the Series A Convertible Preferred Stock to reflect the liquidation value of the shares inclusive of the cumulative undeclared and unpaid dividends because the Company has determined that a deemed liquidation event is not probable of occurring. Cumulative undeclared and unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2023, 2022 and 2021, no shares of Preferred Stock nor cumulative preferred dividends were converted into shares of common stock.

15. INCOME TAXES

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. In accordance with the history of losses generated, the Company believes that for the year ended June 30, 2023, it is more likely than not that its deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The Company intends to continue maintaining a full valuation allowance on its federal and state deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.
The provision for income taxes for the years ended June 30, 2023, 2022 and 2021 is comprised of the following:

	Year ended June 30,
($ in thousands)	2023	2022	2021
Current:
Federal	$—	$—	$—
State	(92)	(179)	(328)
Foreign	—	—	—
Total current	(92)	(179)	(328)
Deferred:
Federal	(62)	(18)	(12)
State	(27)	11	(30)
Foreign	—	—	—
Total deferred	(89)	(7)	(42)
Total income tax provision	$(181)	$(186)	$(370)

The components of pre-tax income (loss) are as follows:

	Year ended June 30,
($ in thousands)	2023	2022	2021
U.S. income (loss)	$996	$(1,517)	$(8,335)
Other income (loss)	(182)	—	—
Total income (loss)	$814	$(1,517)	$(8,335)

A reconciliation of the provision for income taxes for the years ended June 30, 2023, 2022 and 2021 to the indicated provision based on income (loss) before the provision for income taxes at the federal statutory rate of 21.0% for the fiscal years ended June 30, 2023, June 30, 2022, and June 30, 2021 is as follows:

	Year ended June 30,
($ in thousands)	2023	2022	2021
U.S. federal statutory income tax rate	$(171)	$319	$1,648
Effects of permanent differences
Stock compensation	$(688)	$(184)	$168
Other permanent differences	$(497)	$(106)	$608
State income taxes, net of federal benefit	$(296)	$(275)	$116
Changes related to prior years	$51	$—	$—
Changes related to state tax rates	$(2,455)	$—	$—
Changes in valuation allowances	$3,942	$184	$(2,927)
Other	$(67)	$(124)	$17
Effective income tax rate	$(181)	$(186)	$(370)
As of June 30, 2023 the Company had federal and state operating loss carryforwards of approximately $179 million and $112 million, respectively, to offset future taxable income. As of June 30, 2022 the Company had federal and state operating loss carryforwards of approximately $190 million and $133 million, respectively, to offset future taxable income. The timing and extent to which the Company can utilize operating loss carryforwards in any year may be limited because of provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). Federal and state operating loss carryforwards start to expire in 2023 and certain state operating loss carryforwards are currently expiring. The net deferred tax assets arose primarily from net operating loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	As of June 30,
($ in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$42,614	$47,984
Asset reserves	6,500	6,666
Deferred research and development	2,856	1,503
Stock-based compensation	3,798	3,416
Other	(978)	(143)
	54,790	59,426
Deferred tax liabilities:
Intangibles	(3,689)	(4,316)
Deferred tax assets, net	51,101	55,110
Valuation allowance	(51,376)	(55,296)
Deferred tax liabilities	$(275)	$(186)
As of June 30, 2023, the Company had total unrecognized income tax benefits of $0.7 million related to its nexus in certain state tax jurisdictions. If recognized in future years, $0.7 million of these currently unrecognized income tax benefits would impact the income tax provision and effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Year ended June 30,
($ in thousands)	2023	2022	2021
Balance at the beginning of the year	$572	$444	$207
Gross increases and decreases related to current period tax positions	—	—	—
Gross increases and decreases related to prior period tax positions	117	128	237
Balance at the end of the year	$689	$572	$444

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years ended June 30, 2020 through June 30, 2022 remain open to examination by taxing jurisdictions to which the Company is subject.  While the statute of limitations has expired for years prior to the year ended June 30, 2020, changes in reported losses for those years are examinable by tax authorities to the extent that operating loss carryforwards from those prior years impact upon taxable income in current years. As of June 30, 2023, the Company did not have any income tax examinations in process.

16. STOCK BASED COMPENSATION
STOCK COMPENSATION PLANS
The Company has three active stock based compensation plans at June 30, 2023 as shown in the table below:

Date Approved	Name of Plan	Type of Plan	Authorized Shares

June 2014	2014 Stock Option Incentive Plan	Stock options	750,000
June 2015	2015 Equity Incentive Plan	Stock & stock options	1,250,000
April 2018	2018 Equity Incentive Plan	Stock & stock options	10,000,000
			12,000,000

As of June 30, 2023, the Company had reserved shares of Common Stock for future issuance for the following:

Common Stock	Reserved Shares
Conversions of Preferred Stock and cumulative Preferred Stock dividends	106,141
Issuance of shares to former CEO George Jensen upon the occurrence of a Cantaloupe transaction (1)	140,000
Issuance under 2014 Stock Option Incentive Plan	15,687
Issuance under 2015 Equity Incentive Plan	339,492
Issuance under 2018 Equity Incentive Plan	5,421,009
Total shares reserved for future issuance	6,022,329
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
The fair value of options granted during the years ended June 30, 2023, 2022, and 2021 was determined using the following assumptions:

	For the year ended June 30,
	2023	2022	2021

Expected volatility	74.6 - 77.6%	73.2 - 74.6%	74.3 - 77.3%
Expected life (years)	4.4 - 4.6	4.5 - 4.6	4.5
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	2.7 - 4.1%	1.0-2.9%	0.2-0.7%

The following tables provide information about outstanding options for the years ended June 30, 2023, 2022, and 2021:

	For the year ended June 30, 2023
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	3,529,833	$7.41	4.5	$194
Granted	1,720,000	$4.61
Exercised	—	$—		$—
Forfeited	(1,376,201)	$6.86
Expired	—	$—
Outstanding options, end of period	3,873,632	$6.35	5.1	$7,595
Exercisable options, end of period	1,341,466	$7.26	3.9	$1,536

	For the year ended June 30, 2022
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	2,952,092	$6.97	5.6	$14,419
Granted	904,500	$8.86
Exercised	(121,248)	$6.30		$(53)
Forfeited	(205,511)	$8.09
Expired	—	$—
Outstanding options, end of period	3,529,833	$7.41	4.5	$194
Exercisable options, end of period	1,538,302	$6.79	4.5	$183

	For the year ended June 30, 2021
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	2,437,425	$6.43	6.2	$1,411
Granted	755,000	$8.40
Exercised	(74,667)	$3.81		$(601)
Forfeited	(165,666)	$6.90
Expired	—	$—
Outstanding options, end of period	2,952,092	$6.97	5.6	$14,419
Exercisable options, end of period	1,040,131	$6.52	5.1	$5,558
The weighted average grant date fair value per share for the Company's stock options granted during the years ended June 30, 2023, 2022, and 2021 was $2.89, $5.12, and $4.92, respectively. The total fair value of stock options vested during the years ended June 30, 2023, 2022, and 2021 was $3.8 million, $3.0 million, and $2.4 million, respectively.
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

For these performance based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a grant date has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. For the year ended June 30, 2023, the total net benefit recognized for these awards was $0.8 million, primarily as a result of reversing unvested grants for terminated executives during the period. The total expense recognized during the year ended June 30, 2022 for these awards was $1.0 million.

COMMON STOCK GRANTS

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

During August and September of 2021, the Company extended these consulting agreements to provide advisory services from August 1, 2021 through July 31, 2022. As consideration for the extended agreements the consultants were granted an additional 20,000 restricted stock units. The restricted stock units granted to each consultant vested in equal installments on January 1, 2022 and July 1, 2022. On February 2, 2022, the Board of Directors of the Company appointed one of the above mentioned employees of Hudson Executive as a director of the Company, effective immediately. In connection with the appointment to the Board, the consulting agreement for that individual was terminated, effective February 2, 2022. Total expense recognized for the year ended June 30, 2022 for these consulting agreements was $0.2 million. The company did not recognize any additional expenses related to the consulting agreements for the year ended June 30, 2023.

A summary of the status of the Company’s nonvested common shares and RSUs as of June 30, 2023, 2022, and 2021, and changes during the years then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2020	213,014	$6.50
Granted	187,848	10.33
Vested	(248,016)	7.71
Forfeited	(15,000)	6.28
Nonvested at June 30, 2021	137,846	$9.57
Granted	507,729	7.33
Vested	(101,515)	10.34
Forfeited	(95,152)	$8.89
Nonvested at June 30, 2022	448,908	$7.00
Granted	346,346	5.41
Vested	(274,011)	5.96
Forfeited	(97,342)	8.27
Nonvested at June 30, 2023	423,901	$6.08

STOCK BASED COMPENSATION EXPENSE

The Company applies the fair value method to recognize compensation expense for stock-based awards. Using this method, the estimated grant-date fair value of the award is recognized over the requisite service period using the accelerated attribution method. The Company accounts for forfeitures as they occur.

A summary of the Company's stock-based compensation expense recognized during the years ended June 30, 2023, 2022, and 2021 is as follows (in thousands):

	For the year ended June 30,
Award type	2023	2022	2021
Stock options	$2,967	$4,424	$7,806
Stock grants	1,770	1,824	1,269
Total stock-based compensation expense	$4,737	$6,248	$9,075

The Company recognized tax benefits of $1.4 million, $0.6 million, and $2.4 million related to stock compensation expense for the years ended June 30, 2023, 2022, and 2021, respectively.

A summary of the Company's unrecognized stock-based compensation expense as of June 30, 2023 is as follows:

	As of June 30, 2023
Award type	Unrecognized Expense (in thousands)	Weighted Average Recognition Period (in years)
Stock options	$3,944	1.8
Stock grants	$1,557	1.3

17. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Retirement Plan”) allows employees to make voluntary contributions, beginning on their first day of active employment, up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election, at the beginning of the plan year, as to whether it will make a safe harbor contribution to the plan. In fiscal years 2023, 2022 and 2021, the Company elected and made safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the years ended June 30, 2023, 2022 and 2021 approximated $0.8 million, $0.7 million and $0.2 million, respectively, and are included within general and administrative expenses within our Consolidated Statements of Operations.
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

Securities and Exchange Commission (“SEC”) Inquiries and Settlement

Since fiscal year 2019, the Company has received inquiries from the SEC into the facts and circumstances of the 2019 Investigation and has fully cooperated with these inquiries. In fiscal year 2023, the Company reached a settlement with the SEC to resolve the 2019 Investigation. As part of the settlement, the Company agreed to neither admit nor deny the findings in the SEC’s final order, and agreed to a cease-and-desist order with a civil monetary penalty payment of $1.5 million. The penalty payment was fully paid to the SEC as of June 30, 2023.

Purchase Commitments

As of June 30, 2023, the Company had no material firm purchase commitments over the next year.

19. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company and a recurring monthly subscription fee for the analytics services. The total expense recognized within Cost of subscription and transaction fees for the year ended June 30, 2023 and 2022 for these arrangements were $0.4 million and $1.1 million, respectively. The Company did not recognize an expense related to this arrangement for the year ended June 30, 2021.

See Note 16 - Stock-Based Compensation for information on transactions relating to Hudson Executive.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, due to the existence of material weaknesses in our internal controls in the Company’s internal control over financial reporting described below, that the Company’s disclosure controls and procedures were not effective as of June 30, 2023.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) the Internal Control - Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on its assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2023, due to the following previously reported material weaknesses that continued to exist:

•Management did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to insufficient identification and assessment of risks impacting the design of internal controls over financial reporting, and insufficient evaluation and determination as to whether components of internal control were present and functioning based upon evidence maintained for activity level controls, including management review controls, across substantially all of the Company's financial statement areas.

•Management did not maintain effective information technology general controls in the areas of user access management, program change management, and segregation of duties, within its systems supporting the Company’s accounting and reporting processes. Many of the Company’s manual controls dependent upon the information derived from these information technology systems were also ineffective, as management did not design and implement controls to validate the completeness and accuracy of underlying data utilized in the operation of those manual controls.

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

In addition, management identified the following material weakness during the current period:

•Management did not design and maintain effective controls at a sufficient level of precision around unusual transactions and complex accounting areas and related disclosures, including business combinations and income taxes.

Although these material weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, there is a possibility they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

Management’s Plan for Remediation

In response to the material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has identified and begun to implement steps to remediate the material weaknesses. The company hired an independent accounting firm in the third quarter of fiscal year 2023 to assist with the remediation efforts. While the Company has made progress during the fiscal year 2023, the remediation efforts are ongoing, as additional time is needed to complete the remediation and allow for the internal controls to be tested by management. Our continued internal control remediation efforts include the following:

•Enhancing existing policies and procedures and implementing new tools to facilitate more efficient operations and improve the timely execution of key controls by company personnel.

•Enhancing program change management, user access provisioning, and monitoring controls to ensure changes to key applications are appropriately reviewed and approved and to enforce appropriate system access and segregation of duties.

•We have recruited and continue to recruit key positions within our accounting, technology and other support functions that will enhance our ability to evaluate and document the accounting treatment for significant unusual transactions, allow for appropriate segregation of duties and change management, and provide appropriate oversight and reviews.

•Improving the design of key controls to ensure reports used in the performance of such controls are complete and accurate as part of the controls execution.

•Improving both the design and operation of controls related to revenue recognition including the identification of performance obligations and stand-alone selling prices and review and input of the contract terms into the Company’s information systems.

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

As permitted by SEC regulations, our management has excluded Three Square Market, Inc. (“32M”) from its assessment of internal control over financial reporting as of June 30, 2023 since 32M was acquired in a business combination on December 1, 2022. 32M constituted 4.6% and 2.1% of total assets and net assets, respectively, as of June 30, 2023, and 5.4% and 393% of revenues and net income, respectively, for the year then ended.

c) Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, BDO USA, P.C., as auditor of our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2023.

d) Changes in Internal Control Over Financial Reporting
Other than the material weaknesses and the remediation plan described above, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2023.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of the Company's director of executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2023.
Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2023.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2023.

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

10.5
First Amendment to Amended and Restated Credit Agreement, by and among the Company, its subsidiaries, and JPMorgan Bank, N.A., dated December 1, 2022 (incorporated by reference to Exhibit 10.1 to From 8-K filed December 5, 2022).

10.6†	USA Technologies, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10‑K filed on September 30, 2013).

10.7†	USA Technologies, Inc. 2014 Stock Option Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on form DEF 14A filed on May 15, 2014).

10.8†	USA Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 15, 2015).

10.9†	USA Technologies, Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 2, 2018).

10.9.1†	First Amendment to the USA Technologies, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 26, 2020).

10.9.2†	Second Amendment to the Cantaloupe, Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on form DEF14A filed on October 28, 2022).

10.9.3†*	Form of Nonqualified Stock Option Award Agreement under the Cantaloupe, Inc. (f/k/a USA Technologies, Inc.) 2018 Equity Incentive Plan.

10.9.4†*	Form of Restricted Stock Unit Award Agreement under the Cantaloupe, Inc. (f/k/a USA Technologies, Inc.) 2018 Equity Incentive Plan.

10.10†	Employment Agreement, dated May 8, 2020, between USA Technologies, Inc. and Sean Feeney (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 13, 2020).

10.11†	Non-Qualified Stock Option Agreement, dated May 8, 2020, between USA Technologies, Inc. and Sean Feeney (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 13, 2020).

10.12†
Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated November 9, 2017 (incorporated by reference to Exhibit 10.9 to Form 10-K filed October 9, 2019).

10.12.1†
First Amendment to Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated February 25, 2018 (incorporated by reference to Exhibit 10.9.1 to Form 10-K filed October 9, 2019).

10.12.2†
Second Amendment to Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated August 7, 2019 (incorporated by reference to Exhibit 10.9.2 to Form 10-K filed October 9, 2019).

10.13†	Restricted Stock Unit Award Agreement, dated May 29, 2020, between USA Technologies, Inc. and Anant Agrawal (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2020).

10.14†	Employment Agreement, by and between R. Wayne Jackson and USA Technologies, Inc., effective as of August 10, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 14, 2020).

10.15†
Non-Qualified Stock Option Agreement, by and between R. Wayne Jackson and USA Technologies, Inc., dated as of August 10, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K filed August 14, 2020).

10.16
Payment Solutions Agreement between the Company, First Data Merchant Services LLC and Wells Fargo Bank, N.A., dated March 20, 2020 (portions of this exhibit were redacted pursuant to a confidential treatment request)(incorporated by reference to Exhibit 10.1 to Form 10-Q filed on June 24, 2020).

10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 25, 2021).

10.18†	Separation and Transition Agreement, by and between Cantaloupe, Inc. and R. Wayne Jackson (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 3, 2022).

10.19†	Employment Agreement, between Cantaloupe, Inc. and Ravi Venkatesan (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 3, 2022).

10.20†	Separation and Transition Agreement, by and between Cantaloupe, Inc. and Sean Feeney (incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 8, 2022).

10.21†	Promotion Letter, between Cantaloupe, Inc. and Ravi Venkatesan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 8, 2022).

21.1*	List of significant subsidiaries of the Company

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

32.1**	Certification by the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SIGNATURES	TITLE	DATE

/s/ Ravi Venkatesan	Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2023
Ravi Venkatesan

/s/ Scott Stewart	Chief Financial Officer (Principal Financial Officer)	September 25, 2023
Scott Stewart

/s/ Jared Grachek	Chief Accounting Officer (Principal Accounting Officer)	September 25, 2023
Jared Grachek

/s/ Lisa P. Baird	Director	September 25, 2023
Lisa P. Baird

/s/ Douglas G. Bergeron	Chairman of the Board of Directors	September 25, 2023
Douglas G. Bergeron

/s/ Ian Harris	Director	September 25, 2023
Ian Harris

/s/ Jacob Lamm	Director	September 25, 2023
Jacob Lamm

/s/ Michael K. Passilla	Director	September 25, 2023
Michael K. Passilla

/s/ Ellen Richey	Director	September 25, 2023
Ellen Richey

/s/ Anne M. Smalling	Director	September 25, 2023
Anne M. Smalling

/s/ Shannon S. Warren	Director	September 25, 2023
Shannon S. Warren