Form 10-Q
period 2023-09-30
CANTALOUPE, INC.
filed 2023-11-09
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 3, 2023 there were 72,727,360 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

($ in thousands, except share data)	September 30, 2023 (Unaudited)	June 30, 2023

Assets
Current assets:
Cash and cash equivalents	$54,597	$50,927
Accounts receivable, net	36,998	30,162
Finance receivables, net	6,439	6,668
Inventory, net	32,216	31,872
Prepaid expenses and other current assets	3,741	3,754
Total current assets	133,991	123,383

Non-current assets:
Finance receivables due after one year, net	12,362	13,307
Property and equipment, net	26,683	25,281
Operating lease right-of-use assets	3,963	2,575
Intangibles, net	26,236	27,812
Goodwill	92,380	92,005
Other assets	5,080	5,249
Total non-current assets	166,704	166,229

Total assets	$300,695	$289,612

Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities:
Accounts payable	$59,591	$52,869
Accrued expenses	24,831	26,276
Current obligations under long-term debt	977	882
Deferred revenue	1,940	1,666
Total current liabilities	87,339	81,693

Long-term liabilities:
Deferred income taxes	318	275
Long-term debt, less current portion	37,278	37,548
Operating lease liabilities, non-current	4,153	2,504
Total long-term liabilities	41,749	40,327

Total liabilities	129,088	122,020
Commitments and contingencies (Note 15)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 issued and outstanding, with liquidation preferences of $22,433 and $22,144 at September 30, 2023 and June 30, 2023, respectively	2,720	2,720
Shareholders’ equity:
Common stock, no par value, 640,000,000 shares authorized, 72,695,265 and 72,664,464 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	479,332	477,324
Accumulated deficit	(310,445)	(312,452)
Total shareholders’ equity	168,887	164,872
Total liabilities, convertible preferred stock, and shareholders’ equity	$300,695	$289,612
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
($ in thousands, except share and per share data)	2023	2022
Revenues:
Subscription and transaction fees	$55,135	$47,075
Equipment sales	7,548	10,707
Total revenues	62,683	57,782

Costs of sales:
Cost of subscription and transaction fees	31,728	30,370
Cost of equipment sales	6,627	13,250
Total costs of sales	38,355	43,620

Gross profit	24,328	14,162

Operating expenses:
Sales and marketing	4,142	2,525
Technology and product development	4,168	6,865
General and administrative	10,438	11,578
Investigation, proxy solicitation and restatement expenses, net of insurance recoveries	—	397
Integration and acquisition expenses	78	—
Depreciation and amortization	2,747	1,315
Total operating expenses	21,573	22,680

Operating income (loss)	2,755	(8,518)

Other income (expense):
Interest income from leases	517	567
Interest expense	(1,107)	(477)
Other expense	(77)	(120)
Total other expense	(667)	(30)

Income (loss) before income taxes	2,088	(8,548)
Provision for income taxes	(81)	(26)

Net income (loss)	2,007	(8,574)
Preferred dividends	(289)	(334)
Net income (loss) applicable to common shares	$1,718	$(8,908)

Net earnings (loss) per common share
Basic	$0.02	$(0.13)
Diluted	0.02	(0.13)

Weighted average number of common shares outstanding used to compute net earnings (loss) per share applicable to common shares
Basic	72,717,965	71,207,750
Diluted	74,305,512	71,207,750
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity
(Unaudited)

Three Month Period Ended September 30, 2023

	Convertible Preferred Stock		Common Stock		Accumulated Deficit	Total Shareholders' Equity
($ in thousands, except share data)	Shares	Amount	Shares	Amount
Balance, June 30, 2023	385,782	$2,720	72,664,464	$477,324	$(312,452)	$164,872
Stock-based compensation	—	—	20,801	1,934	—	1,934
Exercise of stock options	—	—	10,000	74		74
Net income	—	—	—	—	2,007	2,007
Balance, September 30, 2023	385,782	$2,720	72,695,265	$479,332	$(310,445)	$168,887

Three Month Period Ended September 30, 2022

	Convertible Preferred Stock		Common Stock		Accumulated Deficit	Total Shareholders' Equity
($ in thousands, except share data)	Shares	Amount	Shares	Amount
Balance, June 30, 2022	445,063	$3,138	71,188,053	$469,918	$(313,085)	$156,833
Stock-based compensation	—	—	30,077	1,318	—	1,318
Repurchase of Series A convertible preferred stock	(59,281)	(418)	—	(1,733)	—	(1,733)
Net loss	—	—	—	—	(8,574)	(8,574)
Balance, September 30, 2022	385,782	$2,720	71,218,130	$469,503	$(321,659)	$147,844

See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
($ in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,007	$(8,574)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	1,932	1,318
Amortization of debt issuance costs and discounts	32	29
Provision for expected losses	1,000	1,436
Provision for inventory reserve	—	200
Depreciation and amortization included in operating expenses	2,747	1,315
Depreciation included in cost of subscription and transaction fees for rental equipment	342	242
Other	443	657
Changes in operating assets and liabilities:
Accounts receivable	(7,784)	(4,693)
Finance receivables	1,122	(346)
Inventory	(344)	(3,948)
Prepaid expenses and other assets	171	(70)
Accounts payable and accrued expenses	5,152	3,596
Operating lease liabilities	(391)	(369)
Deferred revenue	274	175
Net cash provided by (used in) operating activities	6,703	(9,032)

Cash flows from investing activities:
Capital expenditures	(2,916)	(4,956)
Net cash used in investing activities	(2,916)	(4,956)

Cash flows from financing activities:
Repayment of long-term debt	(193)	(193)
Contingent consideration paid for acquisition	—	(1,000)
Proceeds from exercise of common stock options	76	—
Repurchase of Series A Convertible Preferred Stock	—	(2,151)
Net cash used in financing activities	(117)	(3,344)

Net increase (decrease) in cash and cash equivalents	3,670	(17,332)
Cash and cash equivalents at beginning of year	50,927	68,125
Cash and cash equivalents at end of period	$54,597	$50,793

Supplemental disclosures of cash flow information:
Interest paid in cash	$889	$248
Income taxes paid in cash	$13	$44

See accompanying notes to condensed consolidated financial statements.

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

Cantaloupe, Inc. and its consolidated subsidiaries are referred to herein collectively as "Cantaloupe," the "Company," "we," "our" or "us," unless the context requires otherwise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2023 Annual Report on Form 10-K.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.

In connection with the Company's acquisition of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M"), we assessed the foreign exchange impact associated with 32M's UK operations which utilizes the British Pound as its functional currency, and concluded the foreign currency fluctuations were immaterial to our financial statements including Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity, and Condensed Consolidated Statement of Cash Flows. The Company will continue to monitor and assess its exposures to foreign exchange fluctuations in future periods.

Reclassification

Beginning with the fourth quarter of fiscal year 2023, the Company presented Convertible Preferred Stock on its Consolidated Statements of Shareholders’ Equity and changed the name of the statement to Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity accordingly. Prior period amounts have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Pronouncements

No other new accounting pronouncements, issued or effective during the period ended September 30, 2023, have had or are expected to have a significant impact on the Company’s financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable includes amounts due to the Company for sales of equipment and subscription fees, settlement receivables for amounts due from third-party payment processors, receivables from contract manufacturers and unbilled amounts due from customers, net of the allowance for credit losses. Accounts receivable, net of the allowance for uncollectible accounts were $37.0 million as of September 30, 2023 and $30.2 million as of June 30, 2023.

Concentrations

As of September 30, 2023 and June 30, 2023, no customer represented more than 10% of the Company's accounts receivable, net of allowance.

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

The following table represents a rollforward of the allowance for credit losses for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
($ in thousands)	2023	2022
Balance, beginning of period	$10,815	$9,328
Provision for expected losses	958	1,044
Write-offs	(60)	(127)
Balance, end of period	$11,713	$10,245

4. FINANCE RECEIVABLES

The Company's finance receivables consist of financed devices under its financing program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of September 30, 2023 and June 30, 2023, finance receivables consist of the following:

($ in thousands)	September 30, 2023	June 30, 2023
Current finance receivables, net	$6,439	$6,668
Finance receivables due after one year, net	12,362	13,307
Total finance receivables, net of allowance of $2,149 and $2,098, respectively	$18,801	$19,975

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

At September 30, 2023, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$4,142	$8,970	$3,080	$1,084	$723	$27	$18,026
30 days and under	19	129	85	32	35	32	332
31-60 days	14	107	35	19	30	38	243
61-90 days	9	99	25	7	28	38	206
Greater than 90 days	29	948	219	252	140	555	2,143
Total finance receivables	$4,213	$10,253	$3,444	$1,394	$956	$690	$20,950

At June 30, 2023, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$6,595	$6,505	$3,304	$1,306	$846	$829	$19,385
30 days and under	66	73	69	52	22	68	350
31-60 days	53	40	32	42	19	71	257
61-90 days	60	52	26	32	16	71	257
Greater than 90 days	155	132	197	233	271	836	1,824
Total finance receivables	$6,929	$6,802	$3,628	$1,665	$1,174	$1,875	$22,073

The following table represents a rollforward of the allowance for finance receivables for the three months ending September 30, 2023 and 2022:

	Three months ended September 30,
($ in thousands)	2023	2022

Balance, beginning of period	$2,098	$760
Provision for expected losses	51	392
Write-offs	—	—
Balance, end of period	$2,149	$1,152

Cash to be collected on our performing finance receivables due for each of the fiscal years are as follows:

($ in thousands)
2023 (remaining 3 months)	$6,183
2024	6,659
2025	5,153
2026	3,324
2027	1,351
Thereafter	89
Total amounts to be collected	22,759
Less: interest	(1,809)
Less: allowance for receivables	(2,149)
Total finance receivables	$18,801

5. LEASES

Lessee Accounting
We have operating leases which are primarily real estate leases used for corporate functions, product development, sales, and other purposes. The following table provides supplemental balance sheet information related to the Company's operating leases:

($ in thousands)	Balance Sheet Classification	As of September 30, 2023	As of June 30, 2023

Assets:	Operating lease right-of-use assets	$3,963	$2,575

Liabilities:
Current	Accrued expenses	$1,015	$1,266
Long-term	Operating lease liabilities, non-current	4,153	2,504
Total lease liabilities		$5,168	$3,770

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Three months ended September 30, 2023	Three months ended September 30, 2022

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$604	$546

Non-cash activity:
Lease assets obtained in exchange for new operating lease liabilities	$1,788	$—

Maturities of lease liabilities by fiscal year for our leases as of September 30, 2023 are as follows:

($ in thousands)	Operating Leases
Remainder of 2024	$1,007
2025	1,604
2026	1,576
2027	952
2028	506
Thereafter	$564
Total lease payments	$6,209
Less: Imputed interest	(1,041)
Present value of lease liabilities	$5,168

In February 2023, the Company extended the lease for its existing Atlanta, Georgia office for an additional 73-months period including rent-free periods. The lease commenced on July 1, 2023 and we recognized right-of-use operating lease assets of $1.8 million in exchange for operating lease liabilities.

Lessor Accounting

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	September 30, 2023	June 30, 2023
Cost	$29,019	28,398
Accumulated depreciation	(23,562)	(23,221)
Net	$5,457	$5,177

For the three months ended September 30, 2023 and 2022, the Company recognized $2.0 million and $1.6 million of revenue from its device rental program, respectively, included in the Subscription and Transaction fees on its Condensed Consolidated Statements of Operations.

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of September 30, 2023 are disclosed within Note 4 - Finance Receivables.

6. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of September 30, 2023 and June 30, 2023 consisted of the following:

	As of September 30,	As of June 30,
($ in thousands)	2023	2023

JPMorgan Credit Facility*	38,375	38,563
Other obligations	44	50
Less: unamortized issuance costs and debt discount	(164)	(183)
Total	38,255	38,430
Less: debt and other financing arrangements, current	(977)	(882)
Debt and other financing arrangements, noncurrent	$37,278	$37,548
* See discussion below on amendment to the JPMorgan Credit Facility.

Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended
	September 30,
($ in thousands)	2023	2022
JPMorgan Credit Facility*	925	278
Other interest expense	182	199
Total interest expense	$1,107	$477

JPMorgan Chase Bank Credit Agreement

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

On December 1, 2022, the Company entered into a first amendment (the “2022 Amendment”) to its Amended and Restated Credit Agreement, dated as of March 17, 2022, which, among other things, amended the definition of the Company’s EBITDA under the Credit Agreement. On December 1, 2022, the Company borrowed an additional $25 million under the Amended JPMorgan Credit Facility, including $15 million from the revolving credit facility and $10 million from the term facility, to partially fund the cash consideration of the 32M acquisition as referenced in Note 9 - Acquisition. No issuance costs were capitalized in connection with this amendment.

The proceeds of the Amended JPMorgan Credit Facility may be used to refinance certain existing indebtedness of the Company and its subsidiaries, to finance the working capital needs, and for general corporate purposes (including permitted acquisitions), of the Company and its subsidiaries.

The Amended JPMorgan Credit Facility has a four-year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans; provided that until June 30, 2022 the applicable margin shall be 2.75% for base rate loans and 3.75% for SOFR loans. Subject to the occurrence of a material acquisition and the Company’s total leverage ratio exceeding 3.00 to 1.00, the interest rate on the loans may increase by 0.25%. In an event of default, the interest rate may be increased by 2.00%. The Amended JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. As of September 30, 2023, the applicable interest rate for the Amended JPMorgan Credit Facility is approximately 9.1%.

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

The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of September 30, 2023, as the debt facility was recently amended in December 2022 and the interest rates applicable are variable in nature.

The Company was in compliance with its financial covenants for the Amended JPMorgan Credit Facility as of September 30, 2023.

The expected maturities associated with the Company’s outstanding debt and other financing arrangements as of September 30, 2023, were as follows:

2024	$765
2025	1,333
2026	36,321
2027	—
Principal amounts payable	38,419
Unamortized issuance costs	(164)
Total outstanding debt	$38,255

7. ACCRUED EXPENSES
Accrued expenses consisted of the following as of September 30, 2023 and June 30, 2023:

	As of September 30,	As of June 30,
($ in thousands)	2023	2023

Sales tax reserve	14,344	$13,597
Accrued compensation and related sales commissions	1,634	4,069
Operating lease liabilities, current	1,015	1,266
Accrued professional fees	4,094	4,196
Accrued taxes and filing fees payable	1,835	1,944
Other accrued expenses	1,467	762
Consideration withheld in escrow for the 32M acquisition*	442	442
Total accrued expenses	$24,831	$26,276
* See Note 9 - Acquisition for description of the arrangement.
8. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of September 30, 2023
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	$2,161	$(1,517)	$644	1 - 7 years
Developed technology	20,188	(11,989)	8,199	5 - 6 years
Customer relationships	24,714	(7,321)	17,393	5 - 18 years
Total intangible assets	$47,063	$(20,827)	$26,236

Goodwill	92,380	—	92,380	Indefinite

	As of June 30, 2023
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	2,161	(1,414)	747	1 - 7 years
Developed technology	20,188	(11,066)	9,122	5 - 6 years
Customer relationships	24,714	(6,771)	17,943	5 - 18 years
Total intangible assets	$47,063	$(19,251)	$27,812

Goodwill	92,005	—	92,005	Indefinite

During the three months ended September 30, 2023 and September 30, 2022, the Company recognized $1.6 million and $0.8 million, respectively, in amortization expense related to intangible assets.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is one single reporting unit for purposes of testing goodwill for impairment. During the three months ended September 30, 2023 and September 30, 2022, the Company did not recognize any impairment charges related to goodwill.

9. ACQUISITIONS

Three Square Market

On December 1, 2022, the Company acquired all of the equity interests of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M") pursuant to an Equity Purchase Agreement. 32M is a leading provider of software and self-service kiosk-based point of sale and payment solutions to the micro market industry and the acquisition expanded the Company's presence in that industry. In addition to new technology and services, due to 32M’s existing customer base, the acquisition expanded the Company’s footprint into new global markets.

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

The Company paid an aggregate purchase price consideration of $41.1 million, which consisted of $36.6 million in cash and 1,240,920 shares of the Company's common stock (the "Stock Consideration") with an aggregate fair value of $4.5 million for the acquisition of 32M. The aggregate cash consideration includes $0.5 million of cash paid into an escrow account for net working capital and other post-closing adjustments. Additionally, the Stock Consideration of 1,240,920 shares ("Escrowed Shares") referred to above were placed into an escrow account to resolve indemnification claims for breach of certain representations and warranties and will be released 50% on the first anniversary of the acquisition date and 50% on the second anniversary of the acquisition date, less any shares that may be returned to the Company on account of any indemnity claims. The Escrowed Shares are considered to be issued and outstanding shares of the Company as of the acquisition date.

The company funded the cash consideration of the acquisition by borrowing $25 million of debt from the JPMorgan Credit Facility and the remaining consideration utilizing existing cash on hand.

The estimated fair value of the purchase price consideration consisted of the following:

($ in thousands)
Closing cash consideration	$36,605
Stock consideration	4,506
Fair value of total consideration transferred	$41,111

The following table summarizes the adjusted fair value assigned to the assets acquired and liabilities assumed as of September 30, 2023.

($ in thousands)	Amount
Cash and cash equivalents	$891
Accounts receivable	1,780
Inventories	2,011
Intangible assets	14,904
Other assets	670
Total identifiable assets acquired	20,256
Accounts payable	(2,358)
Tax liabilities	(2,470)
Total liabilities assumed	(4,828)
Total identifiable net assets	15,428
Goodwill	25,683
Fair value of total consideration transferred	$41,111

The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $9.0 million related to developed technology, $5.4 million related to customer relationships, and $0.5 million related to trade names. The fair value of the acquired developed technology was determined using a multi-period excess earnings method. The fair value of the acquired customer relationships was determined using the with-and-without method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The significant unobservable inputs used in the valuation of the customer relationship asset and acquired developed technology asset are the revenue growth rates used in the development of the projected financial information used as an input to calculate those values and the discount rate applied. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives for developed technology, customer relationship, trade names were 5, 5 and 3 years, respectively.

Goodwill of $25.7 million arising from the acquisition includes the expected synergies between 32M and the Company and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is deductible for income tax purposes, was assigned to the Company’s only reporting unit.

Subsequent to the acquisition closing date and within the one-year measurement period, the Company adjusted the purchase price allocation from what was initially recognized to reflect facts and circumstances in existence as of the acquisition close date. These adjustments included a net increase of $0.3 million to the overall purchase price consideration, a net decrease of $1.5 million in working capital related accounts and a net increase of $1.7 million in intangible assets. Recognized goodwill increased by $0.1 million as a result of these adjustments.

The Company is substantially complete with the purchase price allocation as of September 30, 2023. Additional purchase price adjustments could be recorded during the remaining measurement period if additional facts and circumstances in existence as of the acquisition close date are identified that require adjustment to the value the assets acquired and liabilities assumed.

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

The consideration transferred for the acquisition included payments of $3 million in cash at the close of the transaction and $1 million in deferred cash payment due on or before July 30, 2022 based on the achievement of certain sales growth targets. On July 27, 2022, the Company made the cash payment of $1 million in accordance with the agreement consideration.

Additionally in connection with the acquisition, the Company will issue common stock to the former owners of Yoke based on the achievement of certain sales growth targets for software licenses through July 31, 2024 and continued employment as of the respective measurement dates. The accounting treatment for these awards in the context of the business combination is to recognize the awards as a post-combination expense and were not included in the purchase price. We will begin recognizing compensation expense for these awards over that requisite service period when it becomes probable that the performance condition would be satisfied. At each reporting date, we assess the probability of achieving the sales targets and fulfilling the performance condition. As of September 30, 2023, we determined that it is not probable that the performance condition would be satisfied and, accordingly, have not recognized compensation expense related to these awards.

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

10. REVENUES

Based on similar operational characteristics, the Company's revenues are disaggregated as follows:

	Three months ended September 30,
($ in thousands)	2023	2022
Transaction fees	$37,030	$31,295
Subscription fees	18,105	15,780
Subscription and transaction fees	$55,135	$47,075
Equipment sales	7,548	10,707
Total revenues	$62,683	$57,782

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended September 30,	Three months ended September 30,
($ in thousands)	2023	2022

Deferred revenue, beginning of the period	$1,666	$1,893
Deferred revenue, end of the period	1,940	2,069
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$92	$106

The change in the contract liability balances period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Future Performance Obligations

The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year are primarily associated with the Company's Cantaloupe ONE rental program which has a contractual term of 36 months. The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2023:

($ in thousands)	As of September 30, 2023
Remainder of 2024	$4,177
2025	5,425
2026	2,778
Thereafter	—
Total	$12,380

Contract Costs

At September 30, 2023, the Company had net capitalized costs to obtain contracts of $0.6 million included in Prepaid expenses and other current assets and $2.8 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. At June 30, 2023, the Company had net capitalized costs to obtain contracts of $0.6 million included in Prepaid expenses and other current assets and $2.8 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired.

During the three months ended September 30, 2023, amortization of capitalized contract costs was $0.2 million. During the three months ended September 30, 2022, amortization of capitalized contract costs was $0.2 million.

11. STOCK BASED COMPENSATION

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

The fair value of options granted during the three months ended September 30, 2023 and 2022 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

	Three months ended September 30,
	2023	2022
Expected volatility (percent)	61.3% - 69.7%	74.6% - 75.1%
Weighted average expected life (years)	4.2 - 4.5	4.5
Dividend yield (percent)	0.0%	0.0%
Risk-free interest rate (percent)	4.2% - 4.3%	2.7% - 3.2%
Number of options granted	110,000	600,000
Weighted average exercise price	$7.00	$6.51
Weighted average grant date fair value	$4.35	$3.91

Stock based compensation related to stock options with an established grant date for the three months ended September 30, 2023 and 2022 was $1.1 million and $1.0 million, respectively.

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

For these performance based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a "Grant Date" as defined in ASC Topic 718 Compensation — Stock Compensation, has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity-classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. The total expense recognized for the three months ended September 30, 2023 for these awards was $0.3 million. The total benefits recognized for the three months ended September 30, 2022 for these awards was $(0.2) million, as a result of reversing unvested grants for terminated executives during the period.

Common Stock Awards

The total expense recognized for common stock awards for the three months ended September 30, 2023 and 2022 was $0.5 million.

12. INCOME TAXES

For the three months ended September 30, 2023, the Company recorded an income tax provision of $0.1 million. As of September 30, 2023, the Company reviewed the existing deferred tax assets and continues to record a full valuation against its deferred tax assets. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve. The income tax provision primarily relates to state income and franchise taxes and deferred taxes related to indefinite lived intangibles. As of September 30, 2023, the

Company had a total unrecognized income tax benefit of $0.7 million. The provision is based upon actual income before income taxes for the three months ended September 30, 2023, as this provides a more reliable estimate of the income tax provision than an estimated annual effective income tax rate.

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

	Three months ended September 30,
($ in thousands, except per share data)	2023	2022

Numerator for basic and diluted loss per share
Net income (loss)	$2,007	$(8,574)
Preferred dividends	(289)	(334)
Net income (loss) applicable to common shareholders	1,718	(8,908)

Denominator for basic earnings (loss) per share - Weighted average shares outstanding	72,717,965	71,207,750
Effect of dilutive potential common shares	1,587,547	—
Denominator for diluted earnings (loss) per share - Adjusted weighted average shares outstanding	74,305,512	71,207,750

Basic earnings (loss) per share	$0.02	$(0.13)
Diluted earnings (loss) per share	$0.02	$(0.13)
Potentially anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share were approximately 1 million and 4 million for the three months ended September 30, 2023 and 2022, respectively.
14. SHAREHOLDERS' EQUITY AND PREFERRED STOCK

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

15. COMMITMENTS AND CONTINGENCIES

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

Leases

The Company has entered into various operating lease obligations. See Note 5 - Leases for additional information.

Outstanding Debt

The Company has debt and other financing arrangements. See Note 6 - Debt and other financing arrangements for additional information.

Purchase Commitments

As of September 30, 2023, the Company had no material firm purchase commitments over the next year.

16. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company, and a recurring monthly subscription fee for the analytical services. The total expense recognized within Cost of subscription and transaction fees for the three months ended September 30, 2023 and 2022 for these arrangements was $0.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes included in this Form 10-Q.

Forward-Looking Statements
This Form 10‑Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of Cantaloupe, Inc. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected include, for example:
•general economic, market or business conditions unrelated to our operating performance, including inflation, rising interest rates, financial institution disruptions, public health emergencies and declines in consumer confidence and discretionary spending;
•    our ability to compete with our competitors and increase market share;
•    failure to comply with the financial covenants in the Amended JPMorgan Credit Facility;
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
•    geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine, and the conflict between Israel and Hamas;
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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above, or those discussed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“2023 Form 10-K”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.
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

The Company's fiscal year ends June 30. The Company generates revenues in multiple ways. During the three months ended September 30, 2023 and September 30, 2022, we derived approximately 88% and 81%, respectively, from subscription and transaction fees, and 12% and 19%, respectively, from equipment sales.
Active Devices (as defined below) operating on the Company’s platform and using our services include those resulting from the sale or lease of our point of sale ("POS") electronic payment devices, telemetry devices or certified payment software or the servicing of similar third-party installed POS terminals or telemetry devices. Customers can obtain POS electronic payment devices from us in the following ways:

•Purchasing hardware directly from the Company or one of its authorized resellers;
•Financing hardware under the Company’s QuickStart Program, which are non-cancellable 60-month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and
•Renting devices under the Company’s Cantaloupe One program, which are typically 36-months duration agreements.

Key Developments during the Quarter

Highlights of the Company for the fiscal quarter ended September 30, 2023 are below:

•Approximately 29,670 Active Customers (as defined below) and 1.19 million Active Devices on our service;
•Revenues of $62.7 million, an increase of 8.5% year over year. The increase was led by higher transaction fees and subscription fees revenue;
•We showcased our full suite of solutions for the European market at Cantaloupe LIVE in the U.K.. With over 100 people in attendance, customers, partners and industry professionals were able to see the latest technology for self-service retail;
As of September 30, 2023, we have approximately 275 employees in the United States and United Kingdom and offices in Malvern, Pennsylvania; Atlanta, Georgia; River Falls, Wisconsin; and Birmingham, United Kingdom.

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

	As of and for the three months ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Devices:
Active Devices (thousands)	1,192	1,168	1,150	1,150	1,151

Customers:
Active Customers	29,670	28,584	27,598	26,335	25,019

Volumes:
Total Number of Transactions (millions)	283.6	273.6	267.8	273.7	276.3
Total Dollar Volume of Transactions (millions)	724.8	$703.5	$653.6	$649.4	$639.5

Highlights for the quarter ended September 30, 2023 include:
•1.19 million Active Devices compared to the same quarter last year of 1.15 million, an increase of approximately 41 thousand Active Devices, or 3.6%;
•29,670 Active Customers on our service compared to the same quarter last year of 25,019, an increase of 4,651 Active Customers, or 18.6%; and
•$724.8 million in Total Dollar Volume of Transactions for the quarter ended September 30, 2023 compared to $639.5 million for the quarter ended September 30, 2022, an increase of $85.3 million, or 13.3%. See "Revenues and Gross Profit" in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional information.

FINANCIAL PERFORMANCE

The following tables summarize our results of operations and significant changes in our financial performance for the periods presented:

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenues and Gross Profit

	Three months ended September 30,		Change
($ in thousands)	2023	2022	Amount	Percentage
Revenues:
Subscription and transaction fees	$55,135	$47,075	$8,060	17.1%
Equipment sales	7,548	10,707	(3,159)	(29.5)%
Total revenues	62,683	57,782	4,901	8.5%

Costs of sales:
Cost of subscription and transaction fees	31,728	30,370	1,358	4.5%
Cost of equipment sales	6,627	13,250	(6,623)	(50.0)%
Total costs of sales	38,355	43,620	(5,265)	(12.1)%

Gross profit:
Subscription and transaction fees	23,407	16,705	6,702	40.1%
Equipment sales	921	(2,543)	3,464	136.2%
Total gross profit	$24,328	$14,162	$10,166	71.8%

Gross margin:
Subscription and transaction fees	42.5%	35.5%
Equipment sales	12.2%	(23.8)%
Total gross margin	38.8%	24.5%

Revenues.  Total revenues increased by $4.9 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase in revenues is attributed to a $8.1 million increase in subscription and transaction fees, partially offset by a $3.2 million decrease in equipment sales.

The increase in subscription and transaction fees was primarily driven by increased processing volumes with an approximately 13.3% increase in total dollar volumes of transactions for the current fiscal year quarter relative to the prior year quarter. We continue to benefit as businesses, schools and other organizations across the country continue to maintain normal levels of operations and due to an increase in the average price per transaction and total number of transactions relative to the same period in the prior year. Our subscription fees have increased 14.7% for the three months ended September 30, 2023 compared to the same period in 2022 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base and an 18.6% increase in our Active Customers compared to last year. The acquisition of 32M attributed to $3.4 million of our subscription and transactions fees for the three months ended September 30, 2023.

The decrease in equipment sales in the current fiscal year quarter was primarily driven by decreased equipment shipments compared to the prior year fiscal quarter. In the prior year, our customers were in the process of upgrading their devices to ensure compatibility with the emerging 4G network, resulting in a surge in equipment shipments. As of December 31, 2022, the 3G to 4G network upgrade has been fully completed. Our equipment margin improved during the current year quarter as we have completed our strategic discounts offered to our existing customers in the prior year fiscal quarter to ensure their proper transitions into the new 4G platform.

Cost of sales. Cost of sales decreased $5.3 million for the three months ended September 30, 2023 compared to the prior year period. The decrease in cost of sales was primarily due to a $6.6 million decrease in equipment costs, partially offset by a $1.4 million increase in subscription and transaction costs. The decrease in equipment costs was primarily driven by lower equipment sales volume in the current year period.

Gross margin. Total gross margin increased to 38.8% for the three months ended September 30, 2023 from 24.5% for the three months ended September 30, 2022. The increase in gross margin was primarily a result of higher margins in both subscription and transaction fee and equipment sales.

Operating Expenses

	Three months ended September 30,		Change
Category ($ in thousands)	2023	2022	Amount	Percentage
Sales and marketing	$4,142	$2,525	$1,617	64.0%
Technology and product development	4,168	6,865	(2,697)	(39.3)%
General and administrative expenses	10,438	11,578	(1,140)	(9.8)%
Investigation, proxy solicitation and restatement expenses, net of insurance recoveries	—	397	(397)	(100.0)%
Integration and acquisition expenses	78	—	78	100.0%
Depreciation and amortization	2,747	1,315	1,432	108.9%
Total operating expenses	$21,573	$22,680	$(1,107)	(4.9)%

Total operating expenses. Operating expenses decreased 4.9% for the three months ended September 30, 2023 compared to the same period in 2022. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $1.6 million for the three months ended September 30, 2023 compared to the same period in 2022 due to increased compensation costs as a result of higher sales and marketing employee headcount in the current quarter to support our expanding business and service offerings in the United States and internationally.

Technology and product development. Technology and product development expenses decreased by $2.7 million for the three months ended September 30, 2023 compared to the prior year period primarily due to lower consulting and compensation expense. In prior year we migrated to the AWS platform, incurring an additional $1.0 million in consulting expense. Additionally, we rightsized our Technology group and reduced our internal-use software projects to focus on projects associated with our strategic growth initiatives.

General and administrative expenses. General and administrative expenses decreased by $1.1 million for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to a $1.4 million decrease in professional services and $0.7 million decrease in bad debt expense as a result of collection effort. This was partially offset by an increase of $1.7 million in compensation related expenses compared to the same period in the prior year. Additionally in the prior year quarter, we incurred a $0.3 million impairment of rental equipment expense as part of a contract extension with a larger customer of the Company.

Investigation, proxy solicitation, and restatement expenses, net of insurance recoveries. The Company did not incur any material investigation, proxy solicitation and restatement expenses for the three months ended September 30, 2023. For the three months ended September 30, 2022, the Company and former officers incurred additional legal charges primarily relating to responding to inquiries from the Securities and Exchange Commission (“SEC”) in regards to the 2019 Investigation. See Note 18 - Commitments and Contingencies to the consolidated financial statements in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Integration and acquisition expenses. On December 1, 2022, the Company acquired all of the equity interests of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M") pursuant to an Equity Purchase Agreement. For the three months ended September 30, 2023, the Company incurred professional services fees of $0.1 million from accounting, legal and consulting services for the post-acquisition integration process. The Company did not incur any material integration and acquisition expenses for the three months ended September 30, 2022.

Depreciation and amortization. Depreciation and amortization expenses increased $1.4 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily driven by the amortization of intangible assets associated with the acquisition of 32M in December 2022.

Other Income (Expense), Net

	Three months ended September 30,		Change
($ in thousands)	2023	2022	Amount	Percentage
Other income (expense):
Interest income from leases	$517	$567	$(50)	(8.8)%
Interest expense	(1,107)	(477)	(630)	(132.1)%
Other expense	(77)	(120)	43	35.8%
Total other expense, net	$(667)	$(30)	$(637)	(2,123.3)%

Other income (expense), net.  Other expenses increased $0.6 million for the three months ended September 30, 2023 as compared to the same period in 2022. Our interest expense increased $0.6 million primarily due to our additional borrowing of $25 million to fund a portion of the 32M acquisition in the prior fiscal year.

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

Below is a reconciliation of U.S. GAAP net loss to Adjusted EBITDA:

	Three months ended September 30,
($ in thousands)	2023	2022
U.S. GAAP net income (loss)	$2,007	$(8,574)
Less: interest income from leases	(517)	(567)
Plus: interest expense	1,107	477
Plus: income tax provision	81	26
Plus: depreciation included in cost of subscription and transaction fees for rental equipment	342	242
Plus: depreciation and amortization in operating expenses	2,747	1,315
EBITDA	5,767	(7,081)
Plus: stock-based compensation (a)	1,932	1,318
Plus: integration and acquisition expenses (b)	78	—
Plus: remediation expenses (c)	44	—
Plus: investigation, proxy solicitation and restatement expenses, net of insurance recoveries (d)	—	397
Adjustments to EBITDA	2,054	1,715
Adjusted EBITDA	$7,821	$(5,366)

(a)    As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b)    As an adjustment to EBITDA, we have excluded expenses incurred in connection with business acquisitions as it does not represent recurring costs or charges related to our core operations.
(c)    As an adjustment to EBITDA, we have excluded expense incurred in connection with a one-time project related to remediating previously identified material weakness in our internal control over financial reporting from the prior year.
(d)    As an adjustment to EBITDA, we have excluded the costs and corresponding reimbursements related to the 2019 Investigation, because we believe that they represent charges that are not related to our core operations. The 2019 Investigation has been fully resolved as of fiscal year 2023.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company's primary sources of capital available are cash and cash equivalents on hand of $54.6 million as of September 30, 2023 and the cash that we expect to be provided by operating activities by the Company.

The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $14.3 million in the aggregate as of September 30, 2023. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

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

Below are charts that reflect our cash liquidity and outstanding debt as of September 30, 2023 and June 30, 2023:

Cash Flows

See Condensed Consolidated Statement of Cash Flows in Part I, Item 1 of this Quarterly Report for details on the changes in cash and cash equivalents classified by operating, investing and financing activities during our respective reporting periods.

Net cash provided by (used in) operating activities

For the three months ended September 30, 2023, net cash provided by operating activities was $6.7 million which reflects our net income of $2.0 million and non-cash operating charges of $6.5 million, partially offset by $1.8 million of cash utilized by working capital accounts. The change in working capital accounts was primarily driven by a $7.8 million increase of accounts receivable, and an increase in accounts payable and accrued expenses of $5.2 million in the period. Increase in cash utilized by accounts receivable was a result of increased sales during the three months ended September 30, 2023 compared to the prior year period.

For the three months ended September 30, 2022, net cash used in operating activities was $9.0 million, which reflected our net loss of $8.6 million adjusted by 5.2 million in non-cash operating charges and $5.7 million of cash utilized by working capital accounts.

Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, and provisions for expected losses for the three months ended September 30, 2023 and 2022.

Net cash used in investing activities

Net cash used in investing activities was $2.9 million for the three months ended September 30, 2023. We invested $2.9 million in property and equipment as the Company continued to focus on investing in innovative technologies and products, and increasing rental devices enrolled in the Company's Cantaloupe One program. Net cash used in investing activities was $5.0 million for the three months ended September 30, 2022.

Net cash provided by financing activities

Net cash used in financing activities was $0.1 million for the three months ended September 30, 2023. Net cash used in financing activities was $3.3 million for the three months ended September 30, 2022 as we repurchased Series A Convertible Preferred Stock and paid out contingent consideration relating to its acquisition of Yoke Payments.

CONTRACTUAL OBLIGATIONS

During the three months ended September 30, 2023, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2023, we are exposed to market risk related to changes in interest rates on our outstanding borrowings. Our Amended JPMorgan Credit Facility has a four-year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans. As of September 30, 2023, we have $38.4 million total outstanding borrowings, an increase of 100 basis points in SOFR Rate would result in a change in interest expense of $0.4 million per year.

We are also exposed to market risk related to changes in interest rates on our cash investments. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of September 30, 2023.

Item 4. Controls and Procedures
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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2023, as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A. of our 2023 Form 10-K.
(b) Changes in Internal Control over Financial Reporting

Other than the remediation plan disclosed in Item 9A. of our 2023 Form 10-K, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We are in the process of completing remediation activities to alleviate the material weaknesses identified in the remediation plan disclosed in Item 9A. of our 2023 Form 10-K. The Company hired an independent accounting firm to assist with the remediation efforts. The material weaknesses cannot be considered remediated until the related controls have operated for a sufficient period of time and until management has concluded, through testing, that the controls are operating effectively. The remediation efforts are ongoing, as additional time is needed to complete the remediation and allow for the internal controls to be tested by management.

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to the Notes to condensed consolidated financial statements, Note 15 – Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. The total liquidation preference including accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2023 was $22.4 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of the Company's director or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 9, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023, (2) the Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 2023 and 2022, (3) the Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity for the three-month periods ended September 30, 2023 and 2022, (4) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2023 and 2022, and (5) the Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 9, 2023, is formatted as Inline iXBRL and contained in Exhibit 101.
______________________________________
*     Filed herewith.
**    Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: November 9, 2023	/s/ Ravi Venkatesan
Ravi Venkatesan
Chief Executive Officer

Date: November 9, 2023	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer