Form 10-Q
period 2023-12-31
CANTALOUPE, INC.
filed 2024-02-08
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

As of February 5, 2024, there were 72,797,023 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets - December 31, 2023 (unaudited) and June 30, 2023	3

	Condensed Consolidated Statements of Operations - Three and Six Months ended December 31, 2023 and 2022 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and Six Months ended December 31, 2023 and 2022 (unaudited)	5

	Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity - Three and Six Months ended December 31, 2023 and 2022 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows - Six Months ended December 31, 2023 and 2022 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

Part II - Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

	Signatures	41

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

($ in thousands, except share data)	December 31, 2023 (Unaudited)	June 30, 2023

Assets
Current assets:
Cash and cash equivalents	$43,478	$50,927
Accounts receivable, net	40,211	30,162
Finance receivables, net	6,221	6,668
Inventory, net	34,789	31,872
Prepaid expenses and other current assets	6,307	3,754
Total current assets	131,006	123,383

Non-current assets:
Finance receivables due after one year, net	11,707	13,307
Property and equipment, net	27,751	25,281
Operating lease right-of-use assets	8,443	2,575
Intangibles, net	25,400	27,812
Goodwill	92,903	92,005
Other assets	5,178	5,249
Total non-current assets	171,382	166,229

Total assets	$302,388	$289,612

Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities:
Accounts payable	$50,181	$52,869
Accrued expenses	26,955	26,276
Current obligations under long-term debt	1,073	882
Deferred revenue	1,788	1,666
Total current liabilities	79,997	81,693

Long-term liabilities:
Deferred income taxes	362	275
Long-term debt, less current portion	37,010	37,548
Operating lease liabilities, non-current	9,203	2,504
Total long-term liabilities	46,575	40,327

Total liabilities	126,572	122,020
Commitments and contingencies (Note 15)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 issued and outstanding, with liquidation preferences of $22,433 and $22,144 at December 31, 2023 and June 30, 2023, respectively	2,720	2,720
Shareholders’ equity:
Common stock, no par value, 640,000,000 shares authorized, 72,739,058 and 72,664,464 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	480,441	477,324
Accumulated deficit	(307,321)	(312,452)
Accumulated other comprehensive loss	(24)	—
Total shareholders’ equity	173,096	164,872

Total liabilities, convertible preferred stock, and shareholders’ equity	$302,388	$289,612
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands, except share and per share data)	2023	2022	2023	2022
Revenues:
Subscription and transaction fees	$56,029	$48,932	$111,164	$96,007
Equipment sales	9,330	12,398	16,878	23,105
Total revenues	65,359	61,330	128,042	119,112

Costs of sales:
Cost of subscription and transaction fees	31,885	30,202	63,613	60,572
Cost of equipment sales	9,158	12,687	15,785	25,937
Total costs of sales	41,043	42,889	79,398	86,509

Gross profit	24,316	18,441	48,644	32,603

Operating expenses:
Sales and marketing	4,367	3,210	8,509	5,735
Technology and product development	3,030	5,299	7,198	12,164
General and administrative	10,505	6,559	20,943	18,137
Investigation, proxy solicitation and restatement expenses, net of insurance recoveries	—	150	—	547
Integration and acquisition expenses	93	2,787	171	2,787
Depreciation and amortization	2,736	1,350	5,483	2,666
Total operating expenses	20,731	19,355	42,304	42,036

Operating income (loss)	3,585	(914)	6,340	(9,433)

Other income (expense):
Interest income from leases	493	878	1,010	1,445
Interest expense	(1,002)	(518)	(2,109)	(995)
Other income (expense), net	129	23	52	(97)
Total other (expense) income	(380)	383	(1,047)	353

Income (loss) before income taxes	3,205	(531)	5,293	(9,080)
Provision for income taxes	(81)	(42)	(162)	(67)

Net income (loss)	3,124	(573)	5,131	(9,147)
Preferred dividends	—	—	(289)	(334)
Net income (loss) applicable to common shares	$3,124	$(573)	$4,842	$(9,481)

Net earnings (loss) per common share
Basic	$0.04	$(0.01)	$0.07	$(0.13)
Diluted	0.04	(0.01)	0.07	(0.13)

Weighted average number of common shares outstanding used to compute net earnings (loss) per share applicable to common shares
Basic	72,743,162	71,629,939	72,730,563	71,418,845
Diluted	73,913,599	71,629,939	73,934,917	71,418,845
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands)	2023	2022	2023	2022
Net income (loss)	$3,124	$(573)	$5,131	$(9,147)

Foreign currency translation adjustments	(24)	—	(24)	—
Other comprehensive loss, net of income tax	(24)	—	(24)	—
Total comprehensive income (loss)	$3,100	$(573)	$5,107	$(9,147)

Cantaloupe, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity
(Unaudited)

Three and Six Months Ended December 31, 2023

	Convertible Preferred Stock		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
($ in thousands, except share data)	Shares	Amount	Shares	Amount
Balance, June 30, 2023	385,782	$2,720	72,664,464	$477,324	$(312,452)	$—	$164,872
Stock-based compensation	—	—	20,801	1,934	—	—	1,934
Exercise of stock options	—	—	10,000	74	—	—	74
Net income	—	—	—	—	2,007	—	2,007
Balance, September 30, 2023	385,782	$2,720	72,695,265	479,332	(310,445)	—	168,887
Stock-based compensation	—	—	43,793	1,109	—	—	1,109
Other comprehensive loss	—	—	—	—	—	(24)	(24)
Net income	—	—	—	—	3,124	—	3,124
Balance, December 31, 2023	385,782	$2,720	72,739,058	$480,441	$(307,321)	$(24)	$173,096

Three and Six Months Ended December 31, 2022

	Convertible Preferred Stock		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
($ in thousands, except share data)	Shares	Amount	Shares	Amount
Balance, June 30, 2022	445,063	$3,138	71,188,053	$469,918	$(313,085)	$—	$156,833
Stock-based compensation	—	—	30,077	1,318	—	—	1,318
Repurchase of Series A convertible preferred stock	(59,281)	(418)	—	(1,733)	—	—	(1,733)
Net loss	—	—	—	—	(8,574)	—	(8,574)
Balance, September 30, 2022	385,782	2,720	71,218,130	469,503	(321,659)	—	147,844
Stock-based compensation	—	—	3,919	160	—	—	160
Common stock issued for acquisition	—	—	1,240,920	3,942	—	—	3,942
Net loss	—	—	—	—	(573)	—	(573)
Balance, December 31, 2022	385,782	$2,720	72,462,969	$473,605	$(322,232)	$—	$151,373
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
($ in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$5,131	$(9,147)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	3,043	1,477
Amortization of debt issuance costs and discounts	63	59
Provision for expected losses	2,384	1,527
Provision for inventory reserve	—	135
Depreciation and amortization included in operating expenses	5,483	2,666
Depreciation included in cost of subscription and transaction fees for rental equipment	722	554
Other	1,104	979
Changes in operating assets and liabilities:
Accounts receivable	(12,278)	(6,737)
Finance receivables	1,886	(1,221)
Inventory	(2,941)	(5,411)
Prepaid expenses and other assets	(2,506)	755
Accounts payable and accrued expenses	(2,915)	(1,057)
Operating lease liabilities	(530)	(750)
Deferred revenue	122	77
Net cash used in operating activities	(1,232)	(16,094)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(35,913)
Capital expenditures	(5,912)	(9,436)
Net cash used in investing activities	(5,912)	(45,349)

Cash flows from financing activities:
Proceeds from long-term debt	—	25,000
Repayment of long-term debt	(384)	(388)
Contingent consideration paid for acquisition	—	(1,000)
Proceeds from exercise of common stock options	74	—
Repurchase of Series A Convertible Preferred Stock	—	(2,151)
Net cash (used in) provided by financing activities	(310)	21,461

Effect of currency exchange rate changes on cash and cash equivalents	5	—

Net decrease in cash and cash equivalents	(7,449)	(39,982)
Cash and cash equivalents at beginning of year	50,927	68,125
Cash and cash equivalents at end of period	$43,478	$28,143

Supplemental disclosures of cash flow information:
Interest paid in cash	$1,931	$920
Income taxes paid in cash	$130	$44
Common stock issued in business combination	$—	$3,942

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

We translate the result of operations of our foreign subsidiaries using average exchange rates for each period, whereas balance sheet accounts are translated using exchange rates at the end of each reporting period. The resulting translation adjustment is presented as a component of other comprehensive income (loss) and is included in accumulated comprehensive income (loss) within equity in our condensed consolidated balance sheets. Gains and losses on transactions denominated in currencies other than the functional currency are generally included in determining net income for the period. For the three and six months ended December 31, 2023 and 2022, our transaction gains and losses were insignificant.

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

Recently Issued Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, which is the Company's fiscal year 2026 annual reporting period. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023, which is the Company's fiscal year 2025 annual reporting period. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024, which is the Company's fiscal year 2026 interim reporting periods. Retrospective application is required for all prior periods presented, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

No other new accounting pronouncements, issued or effective during the period ended December 31, 2023, have had or are expected to have a significant impact on the Company’s financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable includes amounts due to the Company for sales of equipment and subscription fees, settlement receivables for amounts due from third-party payment processors, receivables from contract manufacturers and unbilled amounts due from customers, net of the allowance for credit losses. Accounts receivable, net of the allowance for uncollectible accounts were $40.2 million as of December 31, 2023 and $30.2 million as of June 30, 2023.

Concentrations

As of December 31, 2023 and June 30, 2023, no customer represented more than 10% of the Company's accounts receivable, net of allowance.

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

The following table represents a rollforward of the allowance for credit losses for the six months ended December 31, 2023 and 2022:

	Six months ended December 31,
($ in thousands)	2023	2022
Beginning balance of allowance as of June 30	$10,815	$9,328
Provision for expected losses	958	1,044
Write-offs	(60)	(127)
Balance at September 30,	$11,713	$10,245
Provision for expected losses	1,266	91
Write-offs	(134)	(214)
Balance at December 31	$12,845	$10,122

4. FINANCE RECEIVABLES

The Company's finance receivables consist of financed devices under its financing program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of December 31, 2023 and June 30, 2023, finance receivables consist of the following:

($ in thousands)	December 31, 2023	June 30, 2023
Current finance receivables, net	$6,221	$6,668
Finance receivables due after one year, net	11,707	13,307
Total finance receivables, net of allowance of $2,257 and $2,098, respectively	$17,928	$19,975

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

At December 31, 2023, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$2,760	$8,615	$3,907	$1,088	$626	$48	$17,044
30 days and under	12	99	103	37	36	36	323
31-60 days	8	85	56	12	26	40	227
61-90 days	7	82	38	2	25	40	194
Greater than 90 days	22	887	383	148	367	590	2,397
Total finance receivables	$2,809	$9,768	$4,487	$1,287	$1,080	$754	$20,185

At June 30, 2023, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$6,595	$6,505	$3,304	$1,306	$846	$829	$19,385
30 days and under	66	73	69	52	22	68	350
31-60 days	53	40	32	42	19	71	257
61-90 days	60	52	26	32	16	71	257
Greater than 90 days	155	132	197	233	271	836	1,824
Total finance receivables	$6,929	$6,802	$3,628	$1,665	$1,174	$1,875	$22,073

The following table represents a rollforward of the allowance for finance receivables for the six months ended December 31, 2023 and 2022:

	Six months ended December 31,
($ in thousands)	2023	2022

Balance at June 30	$2,098	$760
Provision for expected losses	51	392
Write-offs	—	—
Balance at September 30	$2,149	$1,152
Provision for expected losses	108	—
Write-offs	—	(288)
Balance at December 31	$2,257	$864

Cash to be collected on our performing finance receivables due for each of the fiscal years is as follows:

($ in thousands)
2024	$7,403
2025	6,298
2026	4,571
2027	2,621
2028	727
Thereafter	48
Total amounts to be collected	21,668
Less: interest	(1,483)
Less: allowance for uncollectible receivables	(2,257)
Total finance receivables	$17,928

5. LEASES

Lessee Accounting
We have operating leases which are primarily real estate leases used for corporate functions, product development, sales, and other purposes. The following table provides supplemental balance sheet information related to the Company's operating leases:

($ in thousands)	Balance Sheet Classification	As of December 31, 2023	As of June 30, 2023

Assets:	Operating lease right-of-use assets	$8,443	$2,575

Liabilities:
Current	Accrued expenses	$640	$1,266
Long-term	Operating lease liabilities, non-current	9,203	2,504
Total lease liabilities		$9,843	$3,770

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Six months ended December 31, 2023	Six months ended December 31, 2022

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,220	$1,064

Non-cash activity:
Lease assets obtained in exchange for new operating lease liabilities	$6,657	$—

Maturities of lease liabilities by fiscal year for our leases as of December 31, 2023 are as follows:

($ in thousands)	Operating Leases
Remainder of 2024	$633
2025	1,606
2026	2,324
2027	1,785
2028	1,359
Thereafter	$6,571
Total lease payments	$14,278
Less: Imputed interest	(4,435)
Present value of lease liabilities	$9,843

In February 2023, the Company extended the lease for its existing Atlanta, Georgia office for an additional 73-months period including rent-free periods. The lease commenced on July 1, 2023 and we recognized right-of-use operating lease assets of $1.8 million in exchange for operating lease liabilities.

In May 2023, the Company signed a new lease for its office in Malvern, Pennsylvania. The new lease has a 133-months term from the move-in date which is expected to be March 2024. The Company determined the lease commenced on November 1, 2023 when the lessor granted early access to the Company. As a result, we recognized right-of-use operating lease assets of $4.9 million in exchange for operating lease liabilities.

Lessor Accounting

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	December 31, 2023	June 30, 2023
Cost	$29,316	28,398
Accumulated depreciation	(23,942)	(23,221)
Net	$5,374	$5,177

For the three months ended December 31, 2023 and 2022, the Company recognized $2.0 million and $1.9 million of revenue from its device rental program, respectively, included in the Subscription and Transaction fees on its Condensed Consolidated Statements of Operations.

For the Six months ended December 31, 2023 and 2022, the Company recognized $4.0 million and $3.7 million of revenue from its device rental program, respectively, included in the Subscription and Transaction fees on its Condensed Consolidated Statements of Operations.

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of December 31, 2023 are disclosed within Note 4 - Finance Receivables.

6. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of December 31, 2023 and June 30, 2023 consisted of the following:

	As of December 31,	As of June 30,
($ in thousands)	2023	2023

JPMorgan Credit Facility*	38,188	38,563
Other obligations	41	50
Less: unamortized issuance costs and debt discount	(146)	(183)
Total	38,083	38,430
Less: debt and other financing arrangements, current	(1,073)	(882)
Debt and other financing arrangements, noncurrent	$37,010	$37,548
* See discussion below on amendment to the JPMorgan Credit Facility.

Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands)	2023	2022	2023	2022
JPMorgan Credit Facility*	899	313	1,824	591
Other interest expense	103	205	285	404
Total interest expense	$1,002	$518	$2,109	$995

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

The Amended JPMorgan Credit Facility has a four-year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans. Subject to the occurrence of a material acquisition and the Company’s total leverage ratio exceeding 3.00 to 1.00, the interest rate on the loans may increase by 0.25%. In an event of default, the interest rate may be increased by 2.00%. The Amended JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. As of December 31, 2023, the weighted-average interest rate for the Amended JPMorgan Credit Facility is approximately 8.9%.

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

The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of December 31, 2023, as the debt facility was recently amended in December 2022 and the interest rates applicable are variable in nature.

The Company was in compliance with its financial covenants for the Amended JPMorgan Credit Facility as of December 31, 2023.

The expected maturities associated with the Company’s outstanding debt and other financing arrangements as of December 31, 2023, were as follows:

2024	$573
2025	1,333
2026	36,323
2027	—
Principal amounts payable	38,229
Unamortized issuance costs	(146)
Total outstanding debt	$38,083

7. ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31, 2023 and June 30, 2023:

	As of December 31,	As of June 30,
($ in thousands)	2023	2023

Sales tax reserve	14,844	$13,597
Accrued compensation and related sales commissions	2,965	4,069
Operating lease liabilities, current	640	1,266
Accrued professional fees	4,452	4,196
Accrued taxes and filing fees payable	1,892	1,944
Other accrued expenses	1,720	762
Consideration withheld in escrow for the 32M acquisition*	442	442
Total accrued expenses	$26,955	$26,276
* See Note 9 - Acquisition for description of the arrangement.
8. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of December 31, 2023
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	$2,161	$(1,619)	$542	1 - 7 years
Developed technology	18,712	(12,350)	6,362	5 - 6 years
Customer relationships	26,824	(8,328)	18,496	5 - 18 years
Total intangible assets	$47,697	$(22,297)	$25,400

Goodwill	92,903	—	92,903	Indefinite

	As of June 30, 2023
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	2,161	(1,414)	747	1 - 7 years
Developed technology	20,188	(11,066)	9,122	5 - 6 years
Customer relationships	24,714	(6,771)	17,943	5 - 18 years
Total intangible assets	$47,063	$(19,251)	$27,812

Goodwill	92,005	—	92,005	Indefinite

During the three and six months ended December 31, 2023, the Company recognized $1.4 million and $3.0 million, respectively, in amortization expense related to intangible assets.

During the three and six months ended December 31, 2022, there was $0.8 million and $1.6 million for each respective period in amortization related to intangible assets that was recognized.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is one single reporting unit for purposes of testing goodwill for impairment. During the three months ended December 31, 2023 and December 31, 2022, the Company did not recognize any impairment charges related to goodwill.

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

The Company paid an aggregate purchase price consideration of $41.1 million, which consisted of $36.6 million in cash and 1,240,920 shares of the Company's common stock (the "Stock Consideration") with an aggregate fair value of $4.5 million for the acquisition of 32M. The aggregate cash consideration includes $0.5 million of cash paid into an escrow account for net working capital and other post-closing adjustments. Additionally, the Stock Consideration of 1,240,920 shares ("Escrowed Shares") referred to above were placed into an escrow account to resolve indemnification claims for breach of certain representations and warranties. 50% of the Escrowed Shares were released as of the first anniversary of the acquisition date and the remaining 50% will be released on the second anniversary of the acquisition date, less any shares that may be returned to the

Company on account of any indemnity claims. The Escrowed Shares are considered to be issued and outstanding shares of the Company as of the acquisition date.

The company funded the cash consideration of the acquisition by borrowing $25 million of debt from the JPMorgan Credit Facility and the remaining consideration utilizing existing cash on hand.

The estimated fair value of the purchase price consideration consisted of the following:

($ in thousands)
Closing cash consideration	$36,605
Stock consideration	4,506
Fair value of total consideration transferred	$41,111

The following table summarizes the adjusted fair value assigned to the assets acquired and liabilities assumed as of December 1, 2023.

($ in thousands)	Amount
Cash and cash equivalents	$391
Accounts receivable	1,780
Inventories	2,011
Intangible assets	15,538
Other assets	629
Total identifiable assets acquired	20,349
Accounts payable	(2,410)
Tax liabilities	(3,033)
Total liabilities assumed	(5,443)
Total identifiable net assets	14,906
Goodwill	26,205
Fair value of total consideration transferred	$41,111

The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $7.5 million related to developed technology, $7.5 million related to customer relationships, and $0.5 million related to trade names. The fair value of the acquired developed technology was determined using a multi-period excess earnings method. The fair value of the acquired customer relationships was determined using the with-and-without method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The significant unobservable inputs used in the valuation of the customer relationship asset and acquired developed technology asset are the revenue growth rates used in the development of the projected financial information used as an input to calculate those values and the discount rate applied. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives for developed technology, customer relationship, trade names were 5, 5 and 3 years, respectively.

Goodwill of $26.2 million arising from the acquisition includes the expected synergies between 32M and the Company and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is deductible for income tax purposes, was assigned to the Company’s only reporting unit.

Subsequent to the acquisition closing date and within the one-year measurement period, the Company adjusted the purchase price allocation from what was initially recognized to reflect facts and circumstances in existence as of the acquisition close date. These adjustments included a net increase of $0.3 million to the overall purchase price consideration, a $2.3 million increase in intangible assets, a net decrease of $1.0 million in working capital, a $0.2 million increase in other assets, a $1.1 million increase in tax liabilities, and a $0.7 million decrease in accounts payable. Recognized goodwill increased by $0.6 million as a result of these adjustments. Furthermore, the Company recorded additional amortization expense of $0.5 million associated with the increase in fair value of the recognized intangible assets in its Consolidated Statement of Operations during the measurement period.

The above table represents the final allocation of the purchase price.

Supplemental disclosure of pro forma information

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition had occurred on July 1, 2022. The pro forma information presented combines the historical condensed consolidated results of operations of the Company and 32M after giving effect to the preliminary purchase accounting impact of the 32M acquisition related costs (including, but not limited to, amortization associated with the acquired intangible assets, interest expense associated with the Credit Facility to finance a portion of the purchase price, acquisition related costs) and the alignment of accounting policies.

	Three months ended December 31,	Six months ended December 31,
(In thousands)	2022	2022
Revenues	$64,614	$127,450
Net income (loss)	$1,241	$(11,184)

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

Additionally in connection with the acquisition, the Company will issue common stock to the former owners of Yoke based on the achievement of certain sales growth targets for software licenses through July 31, 2024 and continued employment as of the respective measurement dates. The accounting treatment for these awards in the context of the business combination is to recognize the awards as a post-combination expense and were not included in the purchase price. We will begin recognizing compensation expense for these awards over that requisite service period when it becomes probable that the performance condition would be satisfied. At each reporting date, we assess the probability of achieving the sales targets and fulfilling the performance condition. As of December 31, 2023, we determined that it is not probable that the performance condition would be satisfied and, accordingly, have not recognized compensation expense related to these awards.

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

10. REVENUES

Based on similar operational characteristics, the Company's revenues are disaggregated as follows:

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2023	2022	2023	2022
Transaction fees	$37,892	$32,392	$74,922	$63,687
Subscription fees	18,137	16,540	36,242	32,320
Subscription and transaction fees	$56,029	$48,932	$111,164	$96,007
Equipment sales	9,330	12,398	16,878	23,105
Total revenues	$65,359	$61,330	$128,042	$119,112

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended December 31,
($ in thousands)	2023	2022

Deferred revenue, beginning of the period	$1,940	$2,069
Deferred revenue, end of the period	1,788	1,970
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$150	$119

	Six months ended December 31,
($ in thousands)	2023	2022

Deferred revenue, beginning of the period	$1,666	$1,893
Deferred revenue, end of the period	1,788	1,970
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$242	$226

The change in the contract liability balances period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Future Performance Obligations

The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year are primarily associated with the Company's Cantaloupe ONE rental program which has a contractual term of 36 months. The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2023:

($ in thousands)	As of December 31, 2023
Remainder of fiscal year 2024	$2,923
2025	5,703
2026	3,235
Thereafter	—
Total	$11,861

Contract Costs

At December 31, 2023, the Company had net capitalized costs to obtain contracts of $0.6 million included in Prepaid expenses and other current assets and $2.8 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. At June 30, 2023, the Company had net capitalized costs to obtain contracts of $0.6 million included in Prepaid expenses and other current assets and $2.8 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired.

During the three and six months ended December 31, 2023, amortization of capitalized contract costs was $0.2 million and $0.5 million, respectively. During the three and six months ended December 31, 2022, amortization of capitalized contract costs was $0.2 million and $0.4 million, respectively.

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

The fair value of options granted during the six months ended December 31, 2023 and 2022 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

	Six months ended December 31,
	2023	2022
Expected volatility (percent)	61.3% - 69.7%	74.6% - 77.6%
Weighted average expected life (years)	4.2 - 4.5	4.4 - 4.6
Dividend yield (percent)	0.0%	0.0%
Risk-free interest rate (percent)	4.2% - 4.3%	2.7% - 4.1%
Number of options granted	125,000	1,620,000
Weighted average exercise price	$7.11	$4.58
Weighted average grant date fair value	$4.34	$2.87

Stock based compensation related to stock options with an established grant date for the three and six months ended December 31, 2023 was $0.7 million and $1.8 million, respectively, and for the three and six months ended December 31, 2022 was $0.6 million and $1.6 million, respectively.

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

For these performance based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a "Grant Date" as defined in ASC Topic 718 Compensation — Stock Compensation, has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity-classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. The total benefit and expense recognized for the three and six months ended December 31, 2023 for these awards was $(0.2) million and $0.1 million, respectively. The benefit recognized during the three months ended December 31, 2023 was a result of the mark-to-market fair value adjustment. The total benefit recognized for the three and six months ended December 31, 2022 for these awards was $(0.9) million and $(1.1) million, respectively, as a result of reversing unvested grants for terminated executives during the period.

Common Stock Awards

The total expense recognized for common stock awards for the three and six months ended December 31, 2023 was $0.6 million and $1.1 million, respectively. The total expense recognized for common stock awards for the three and six months ended December 31, 2022 was $0.5 million and $1.0 million, respectively.

12. INCOME TAXES

For the three and six months ended December 31, 2023, the Company recorded an income tax provision of $0.1 million and $0.2 million, respectively. The income tax provision primarily relates to state income and franchise taxes and deferred taxes related to goodwill. As of December 31, 2023, the Company had a total unrecognized income tax benefit of $0.7 million. The provision is based upon actual income before income taxes for the three months ended December 31, 2023, as this provides a more reliable estimate of the income tax provision than an estimated annual effective income tax rate.

As of December 31, 2023, the Company assessed its existing deferred tax assets and continues to record a full valuation allowance against its deferred tax assets. We considered both positive and negative evidence when evaluating the need for the valuation allowance on our deferred tax assets in accordance with ASC 740. Available evidence includes historical financial information supplemented by currently available information about future years. Generally, historical financial information is more objectively verifiable than projections of future income and is therefore given more weight in our assessment. In management’s judgement there is not enough objectively verifiable information to provide sufficient positive evidence to counteract the negative evidence of historic losses. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available in future reporting periods to allow the Company to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of a potential valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve and limitations to the use of certain historical net operating losses.

For the three months ended December 31, 2022, the Company recorded an income tax provision of $42 thousand. For the six months ended December 31, 2022, the Company recorded an income tax provision of $67 thousand. As of December 31, 2022, the Company reviewed the existing deferred tax assets and continues to record a full valuation allowance against its deferred tax assets. The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of December 31, 2022, the Company had a total unrecognized income tax benefit of $0.6 million. The provision is based upon actual loss before income taxes for the six months ended December 31, 2022, as this provides a more reliable estimate of the income tax provision than an estimated annual effective income tax rate.

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

	Three months ended December 31,
($ in thousands, except per share data)	2023	2022

Numerator for basic and diluted loss per share
Net income (loss)	$3,124	(573)
Preferred dividends	—	$—
Net income (loss) applicable to common shareholders	3,124	(573)

Denominator for basic earnings (loss) per share - Weighted average shares outstanding	72,743,162	71,629,939
Effect of dilutive potential common shares	1,170,437	—
Denominator for diluted earnings (loss) per share - Adjusted weighted average shares outstanding	73,913,599	71,629,939

Basic earnings (loss) per share	$0.04	$(0.01)
Diluted earnings (loss) per share	$0.04	$(0.01)

	Six months ended December 31,
($ in thousands, except per share data)	2023	2022

Numerator for basic and diluted loss per share
Net income (loss)	5,131	$(9,147)
Preferred dividends	(289)	$(334)
Net income (loss) applicable to common shareholders	4,842	(9,481)

Denominator for basic earnings (loss) per share - Weighted average shares outstanding	72,730,563	71,418,845
Effect of dilutive potential common shares	1,204,354	—
Denominator for diluted earnings (loss) per share - Adjusted weighted average shares outstanding	73,934,917	71,418,845

Basic earnings (loss) per share	$0.07	$(0.13)
Diluted earnings (loss) per share	$0.07	$(0.13)
Potentially anti-dilutive shares excluded from the calculation of diluted earnings per share were approximately 1 million for the three and six months ended December 31, 2023. Potentially anti-dilutive shares excluded from the calculation of diluted loss per share were approximately 5 million for the three and six months ended December 31, 2022.

14. SHAREHOLDERS' EQUITY AND PREFERRED STOCK

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

Purchase Commitments

As of December 31, 2023, the Company had no material firm purchase commitments over the next year.

16. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company, and a recurring monthly subscription fee for the analytical services. The total expense recognized within Cost of subscription and transaction fees for the three and six months ended December 31, 2023 for these arrangements was $0.1 million. The total expense recognized within Cost of subscription and transaction fees for the three and six months ended December 31, 2022 for these arrangements was $0.1 million.

17. SUBSEQUENT EVENTS

On February 1, 2024, the Company acquired Cheq Lifestyle Technology, Inc., an innovative fan-facing POS and mobile-first ordering platform, for $4.8 million in cash. Due to the close proximity of the acquisition close to the filing date, a preliminary purchase price allocation is not available.

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

The Company's fiscal year ends June 30. The Company generates revenues in multiple ways. During the three months ended December 31, 2023 and December 31, 2022, we derived approximately 86% and 80%, respectively, from subscription and transaction fees, and 14% and 20%, respectively, from equipment sales. During the six months ended December 31, 2023 and
December 31, 2022, we derived approximately 87% and 81%, respectively, from subscription and transaction fees and 13% and
19%, respectively, from equipment sales.
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
•Financing hardware under the Company’s financing program, which are non-cancellable 60-month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and
•Renting devices under the Company’s Cantaloupe One program, which are typically 36-months duration agreements.

Key Developments during the Quarter

Highlights of the Company for the fiscal quarter ended December 31, 2023 are below:

•Approximately 30,027 Active Customers (as defined below) and 1.23 million Active Devices on our service;

•Revenues of $65.4 million, an increase of 6.6% year over year. The increase was led by higher transaction fees and subscription fees revenue;

•We showcased our full suite of solutions and products for the Mexico market at Cantaloupe LIVE Mexico. Multiple attendees including strategic partners, cooler manufacturers, vending machine distributors and vending operators had the opportunity to interact with Cantaloupe’s technology and learn how we can support their business growth in cashless payments, micro markets and vending management software;

•We launched Seed Analytics and Seed Intelligence, two new premium analytics tools available within the Seed Pro platform, designed to transform the way vending operators leverage data for business growth with improved decision-making and enhanced productivity;

•We showcased our solutions for enabling self-service in the convenience store industry at the National Association of Conveniences Stores ("NACS") Show 2023.
As of December 31, 2023, we have approximately 280 full-time employees in the United States, United Kingdom, and Mexico and offices in Malvern, Pennsylvania; Atlanta, Georgia; River Falls, Wisconsin; Birmingham, United Kingdom; and Mexico City, Mexico.

QUARTERLY RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this Form 10-Q.

Selected Operating Metrics

We use certain operating metrics (Active Devices, Active Customers, Total Number of Transactions and Total Dollar Volume, Average Revenue Per Unit) and certain non-GAAP financial measures (Adjusted EBITDA) which are defined below to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. Additionally, refer to the non-GAAP Financial Measures section below for additional information and their reconciliation to the most comparable GAAP measure.

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

Average Revenue Per Unit

The Company defines average revenue per unit ("ARPU") as our total subscription and transaction fees for the trailing 12 months divided by average total active devices for the trailing 12 months.

Adjusted EBITDA (non-GAAP)

The Company defines Adjusted EBITDA (non-GAAP) as U.S. GAAP net income (loss) before (i) interest income, (ii) interest expense on debt and reserves, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, (vii) fees and charges, net of reimbursement from insurance proceeds, that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs that are not indicative of our core operations, (viii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations such as integration and acquisition expenses, and (ix) severance expenses that are non-recurring and are not indicative of our core operations.

The following table represents our selected operating metrics for the periods indicated:

	As of and for the three months ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Devices:
Active Devices (thousands)	1,226	1,192	1,168	1,150	1,150

Customers:
Active Customers	30,027	29,670	28,584	27,598	26,335

Volumes:
Total Number of Transactions (millions)	286.7	283.6	278.6	267.8	273.7
Total Dollar Volume of Transactions (millions)	730.1	724.8	703.5	653.6	649.4

Subscription and transaction fees - Trailing 12 months (thousands)	$215,380	$208,283	$200,223	$192,147	$183,045
Average revenue per unit (ARPU)	$181.91	$178.78	$173.39	$167.52	$160.46

Highlights for the quarter ended December 31, 2023 include:
•1.23 million Active Devices compared to the same quarter last year of 1.15 million, an increase of approximately 76 thousand Active Devices, or 6.6%;
•30,027 Active Customers on our service compared to the same quarter last year of 26,335, an increase of 3,692 Active Customers, or 14.0%; and
•$730.1 million in Total Dollar Volume of Transactions for the quarter ended December 31, 2023 compared to $649.4 million for the quarter ended December 31, 2022, an increase of $80.7 million, or 12.4%. See "Revenues and Gross Margin" in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional information.

FINANCIAL PERFORMANCE

The following tables summarize our results of operations and significant changes in our financial performance for the periods presented:

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

	Three months ended December 31,		Change
($ in thousands)	2023	2022	Amount	Percentage
Revenues:
Subscription and transaction fees	$56,029	$48,932	$7,097	14.5%
Equipment sales	9,330	12,398	(3,068)	(24.7)%
Total revenues	65,359	61,330	4,029	6.6%

Costs of sales:
Cost of subscription and transaction fees	31,885	30,202	1,683	5.6%
Cost of equipment sales	9,158	12,687	(3,529)	(27.8)%
Total costs of sales	41,043	42,889	(1,846)	(4.3)%

Gross profit:
Subscription and transaction fees	24,144	18,730	5,414	28.9%
Equipment sales	172	(289)	461	159.5%
Total gross profit	$24,316	$18,441	$5,875	31.9%

Gross margin:
Subscription and transaction fees	43.1%	38.3%
Equipment sales	1.8%	(2.3)%
Total gross margin	37.2%	30.1%

Revenues.  Total revenues increased by $4.0 million for the three months ended December 31, 2023 compared to the same period in 2022. The increase in revenues is attributed to a $7.1 million increase in subscription and transaction fees, partially offset by a $3.1 million decrease in equipment sales.

The increase in subscription and transaction fees was primarily driven by increased processing volumes with an approximately 12.4% increase in total dollar volumes of transactions for the current fiscal year quarter relative to the prior year quarter. We continue to benefit as businesses, schools and other organizations across the country continue to maintain normal levels of operations and due to an increase in the average revenue per unit and total number of active devices relative to the same period in the prior year. Our subscription fees have increased 9.7% for the three months ended December 31, 2023 compared to the same period in 2022 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base and an 14.0% increase in our Active Customers compared to last year. The acquisition of 32M contributed $3.3 million to our subscription and transactions fees for the three months ended December 31, 2023.

The decrease in equipment sales in the current fiscal year quarter was primarily driven by decreased equipment shipments compared to the prior year fiscal quarter. In the prior year, our customers were in the process of upgrading their devices to ensure compatibility with the emerging 4G network, resulting in a surge in equipment shipments. As of December 31, 2022, the 3G to 4G network upgrade has been fully completed in the U.S. market. Our equipment margin improved during the current year quarter as we have completed our strategic discounts offered to our existing customers in the prior year fiscal quarter to ensure their proper transitions into the new 4G platform.

Costs of sales. Costs of sales decreased $1.8 million for the three months ended December 31, 2023 compared to the prior year period. The decrease in costs of sales was primarily due to a $3.5 million decrease in equipment costs, partially offset by a $1.7 million increase in subscription and transaction costs. The decrease in equipment costs was primarily driven by lower equipment sales volume in the current year period.

Gross margin. Total gross margin increased to 37.2% for the three months ended December 31, 2023 from 30.1% for the three months ended December 31, 2022. The increases were primarily a result of higher margins in both subscription and transaction fee and equipment sales.

Operating Expenses

	Three months ended December 31,		Change
Category ($ in thousands)	2023	2022	Amount	Percentage
Sales and marketing	$4,367	$3,210	$1,157	36.0%
Technology and product development	3,030	5,299	(2,269)	(42.8)%
General and administrative expenses	10,505	6,559	3,946	60.2%
Investigation, proxy solicitation and restatement expenses, net of insurance recoveries	—	150	(150)	(100.0)%
Integration and acquisition expenses	93	2,787	(2,694)	(96.7)%
Depreciation and amortization	2,736	1,350	1,386	102.7%
Total operating expenses	$20,731	$19,355	$1,376	7.1%

Total operating expenses. Operating expenses increased 7.1% for the three months ended December 31, 2023 compared to the same period in 2022. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $1.2 million for the three months ended December 31, 2023 compared to the same period in 2022 due to increased compensation costs as a result of higher sales and marketing employee headcount in the current quarter to support our expanding business and service offerings in the United States and internationally.

Technology and product development. Technology and product development expenses decreased by $2.3 million for the three months ended December 31, 2023. The decrease in the current year was driven by lower expensed personnel costs as we continued to invest in internal-use software which resulted in higher capitalized costs compared to the prior year.

General and administrative expenses. General and administrative expenses increased by $3.9 million for the three months ended December 31, 2023 compared to the same period in 2022 primarily due to a $1.7 million increase in compensation related expenses, a $0.8 million increase in bad debt expense, a $0.5 million increase in connection with non-recurring project work related to remediating previously identified material weaknesses in our internal control over financial reporting, and a $0.3 million increase in rent and occupancy expenses.

Integration and acquisition expenses. On December 1, 2022, the Company acquired all of the equity interests of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M") pursuant to an Equity Purchase Agreement. Integration and acquisition expenses decreased by $2.7 million for the three months ended December 31, 2023 compared to the same period in the prior year as we have substantially completed the post-acquisition integration process. Integration and acquisition expenses incurred for the three month period ended December 31, 2022 primarily consisted of professional services fees from accounting, legal and investment banking advisors leading up to and for the successful completion of the 32M acquisition.

Depreciation and amortization. Depreciation and amortization expenses increased $1.4 million for the three months ended December 31, 2023 compared to the same period in 2022. The increase was primarily driven by the amortization of intangible assets associated with the acquisition of 32M in December 2022.

Other Income (Expense), Net

	Three months ended December 31,		Change
($ in thousands)	2023	2022	Amount	Percentage
Other income (expense):
Interest income from leases	$493	$878	$(385)	(43.8)%
Interest expense	(1,002)	(518)	(484)	(93.4)%
Other expense	129	23	106	(460.9)%
Total other (expense) income, net	$(380)	$383	$(763)	199.2%

Other income (expense), net.  Other expenses increased $0.8 million for the three months ended December 31, 2023 as compared to the same period in 2022. Our interest expense increased $0.5 million primarily due to our additional borrowing of $25 million to fund a portion of the 32M acquisition in the prior fiscal year.

Six Months Ended December 31, 2023 Compared to Six Months Ended December 31, 2022

	Six months ended December 31,		Change
($ in thousands)	2023	2022	Amount	Percent
Revenues:
Subscription and transaction fees	$111,164	$96,007	$15,157	15.8%
Equipment sales	16,878	23,105	(6,227)	(27.0)%
Total revenues	128,042	119,112	8,930	7.5%

Costs of sales:
Cost of subscription and transaction fees	63,613	60,572	3,041	5.0%
Cost of equipment sales	15,785	25,937	(10,152)	(39.1)%
Total costs of sales	79,398	86,509	(7,111)	(8.2)%

Gross profit:
Subscription and transaction fees	47,551	35,435	12,116	34.2%
Equipment sales	1,093	(2,832)	3,925	(138.6)%
Total gross profit	$48,644	$32,603	$16,041	49.2%

Gross margin:
Subscription and transaction fees	42.8%	36.9%
Equipment sales	6.5%	(12.3)%
Total gross margin	38.0%	27.4%

Revenues.  Total revenues increased by $8.9 million for the six months ended December 31, 2023 compared to the same period in 2022. The increase in revenues was attributed to a $15.2 million increase in subscription and transaction fees, and a $6.2 million decrease in equipment sales.

The increase in subscription and transaction fees was primarily driven by increased processing volumes, with an approximately 13% increase in total dollar volumes for the six months ended December 31, 2023 compared to the same period in 2022. Our transaction fees increased $11.2 million, or 17.6%, as we continue to benefit as businesses, schools and other organizations across the country continue to maintain normal levels of operations and due to an increase in the average price per transaction and total number of transactions relative to the same period in the prior year. Our subscription fees increased approximately $3.9 million, or 12.1% for the six months ended December 31, 2023 compared to the same period in 2022 which was attributed to a continued focus of management to grow our recurring subscription services, the successful expansion of the Cantaloupe One program to our customer base, and the acquisition of 32M.

The decrease in equipment sales in the current fiscal year period was primarily driven by decreased equipment shipments compared to the prior year fiscal period. In the prior year, our customers continued upgrading their devices to ensure compatibility with the emerging 4G network, resulting in a surge in equipment shipments. As of December 31, 2022, the 3G to 4G network upgrade has been fully completed in the U.S. market.

Costs of sales. Costs of sales decreased $7.1 million for the six months ended December 31, 2023 compared to the same period in 2022. The decrease was driven by a $10.2 million decrease in equipment costs partially offset by an increase of $3.0 million in subscription and transaction costs.

The decrease in costs of sales for equipment was primarily driven by decreased equipment sales. The increased demand in the first half of the prior fiscal year was related to our customers upgrading their payment devices in anticipation of the 3G network discontinuation events described above (See 3G Network discontinuation and upgrade cycle section).

The increase in subscription and transaction costs was primarily driven by an increase in transaction processing fees corresponding with an increase in processing volumes and total dollar volume of transactions. The acquisition of 32M in December 2022 also contributed an approximately $2.7 million increase in our subscription and transaction costs for the six months ended December 31, 2023.

Gross margin. Total gross margin increased to 38.0% for the six months ended December 31, 2023 from 27.4% for the six months ended December 31, 2022. The increases were primarily a result of higher margins in subscription and transaction fees.

Operating Expenses

	Six months ended December 31,		Change
Category ($ in thousands)	2023	2022	Amount	Percentage
Sales and marketing	$8,509	$5,735	2,774	48.4%
Technology and product development	7,198	12,164	(4,966)	(40.8)%
General and administrative expenses	20,943	18,137	2,806	15.5%
Investigation, proxy solicitation and restatement expenses	—	547	(547)	(100.0)%
Integration and acquisition expenses	171	2,787	(2,616)	(93.9)%
Depreciation and amortization	5,483	2,666	2,817	105.7%
Total operating expenses	$42,304	$42,036	$268	0.6%

Total operating expenses.  Operating expenses increased approximately $0.3 million for the six months ended December 31, 2023 compared to the same period in 2022. The increase was attributed to a $2.8 million increase in general and administrative expenses, a $2.8 million increase in sales and marketing expenses, a $2.6 million decrease in integration and acquisition expenses, and a $2.8 million increase in depreciation and amortization. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $2.8 million for the six months ended December 31, 2023 compared to the same period in 2022 primarily due to higher sales and marketing employee headcount in the current year to support our expanding business and service offerings in the United States and internationally.

Technology and product development. Technology and product development decreased $5.0 million for the six months ended December 31, 2023 compared to the same period in 2022. The decrease in the current year was driven by lower expensed personnel costs as we continued to invest in internal-use software which resulted in higher capitalized costs compared to the prior year.

General and administrative expenses. General and administrative expenses increased approximately $2.8 million for the six months ended December 31, 2023, as compared to the same period in 2022. The increase in general and administrative expenses was primarily driven by a $3.3 million increase in personnel compensation cost as a result of our growing business.

Integration and acquisition. On December 1, 2022, the Company acquired all of the equity interests of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M") pursuant to an Equity Purchase Agreement. For the six months ended December 31, 2023, the Company incurred professional services fees of $0.2 million related to post-acquisition integration. The Company incurred $2.8 million for the six months ended December 31, 2022 from accounting, legal and investing banking advisors leading up to and for the successful completion of the 32M acquisition.

Depreciation and amortization. During the six months ended December 31, 2023, the Company had an increase in depreciation and amortization costs of $2.8 million compared to the same period in the prior year due to the acquisition of 32M in December 2022 and increased depreciation for our growing Internal-use software as various projects and initiatives are implemented. Our increase in internal-use software is attributable to management's focus on developing innovative technologies to further strengthen our network environment and platform.

Other Income (Expense)

	Six months ended December 31,		Change
($ in thousands)	2023	2022	Amount	Percentage
Other income (expense):
Interest income	$1,010	$1,445	(435)	(30.1)%
Interest expense	(2,109)	(995)	(1,114)	112.0%
Other income (expense)	52	(97)	149	(153.6)%
Total other income (expense)	$(1,047)	$353	(1,400)	(396.6)%

Other income (expense), net.  Other income (expense), net decreased $1.4 million for the six months ended December 31, 2023 as compared to the same period in 2022 primarily driven by an increase in interest expense of $1.1 million due to higher outstanding debt balance in the current year, partially offset by an decrease in interest income of approximately $0.4 million due to less outstanding balances on finance receivables.

Non-GAAP Financial Measures

We use certain financial measures internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplement the information provided by our GAAP measures. We use these adjusted results because we believe they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our core operating performance.

We use these measures in communicating certain aspects of our results and performance, including in this Quarterly Report, and believe that these measures, when viewed in conjunction with our GAAP results and the accompanying reconciliations, can provide investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. In addition, we believe the presentation of these measures is useful to investors for making period-to-period comparisons of results because the adjustments to GAAP are not reflective of our core business performance. Furthermore, certain measures are utilized as metrics in our executive offer and management incentive compensation plans.

These financial measures are not presented in accordance with, or as an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We encourage investors to review the GAAP financial measures included in this Quarterly Report, including our condensed consolidated financial statements, to aid in their analysis and understanding of our performance and in making comparisons.

Adjusted EBITDA (Non-GAAP)

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

Below is a reconciliation of U.S. GAAP net income (loss) to Adjusted EBITDA (non-GAAP):

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2023	2022	2023	2022
U.S. GAAP net income (loss)	$3,124	$(573)	$5,131	$(9,147)
Less: interest income from leases	(493)	(878)	(1,010)	(1,445)
Plus: interest expense	1,002	518	2,109	995
Plus: income tax provision	81	42	162	67
Plus: depreciation included in cost of subscription and transaction fees for rental equipment	380	312	722	554
Plus: depreciation and amortization in operating expenses	2,736	1,350	5,483	2,666
EBITDA	6,830	771	12,597	(6,310)
Plus: stock-based compensation (1)	1,111	160	3,043	1,477
Plus: integration and acquisition expenses (2)	93	2,787	171	2,787
Plus: remediation expenses (3)	453	—	497	—
Plus: investigation, proxy solicitation and restatement expenses, net of insurance recoveries (4)	—	150	—	547
Adjustments to EBITDA	1,657	3,097	3,711	4,811
Adjusted EBITDA (non-GAAP)	$8,487	$3,868	$16,308	$(1,499)

(1)    As an adjustment to EBITDA, we have excluded stock-based compensation, as it does not reflect our cash-based operations.
(2)    As an adjustment to EBITDA, we have excluded expenses incurred in connection with business acquisitions as it does not represent recurring costs or charges related to our core operations.
(3)    As an adjustment to EBITDA, we have excluded expense incurred in connection with non-recurring work related to remediating previously identified material weaknesses in our internal control over financial reporting.
(4)    As an adjustment to EBITDA, we have excluded the costs and corresponding reimbursements related to the 2019 Investigation, because we believe that they represent charges that are not related to our core operations. The 2019 Investigation has been fully resolved as of fiscal year 2023.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company's primary sources of capital available are cash and cash equivalents on hand of $43.5 million as of December 31, 2023 and the cash that we expect to be provided by operating activities by the Company.

The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $14.8 million in the aggregate as of December 31, 2023. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

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

Below are charts that reflect our cash liquidity and outstanding debt as of December 31, 2023 and June 30, 2023:

Cash Flows

See Condensed Consolidated Statement of Cash Flows in Part I, Item 1 of this Quarterly Report for details on the changes in cash and cash equivalents classified by operating, investing and financing activities during our respective reporting periods.

Net cash used in operating activities

For the six months ended December 31, 2023, net cash used in operating activities was $1.2 million which reflects our net income of $5.1 million and non-cash operating charges of $12.8 million, partially offset by $19.2 million of cash utilized by working capital accounts. The change in working capital accounts was primarily driven by a $12.3 million increase of accounts receivable, and a decrease in accounts payable and accrued expenses of $2.9 million in the period. Increase in cash utilized by accounts receivable was a result of increased sales during the six months ended December 31, 2023 and the timing of the cash receipts compared to the prior year period.

For the six months ended December 31, 2022, net cash used in operating activities was $16.1 million, which reflected our net loss of $9.1 million adjusted by $7.4 million in non-cash operating charges and $14.3 million of cash utilized by working capital accounts. The change in working capital accounts is primarily driven by cash used of $5.4 million to increase our inventory on hand and an increase of accounts receivable of $6.7 million in the period. Increase in inventory was driven by increased equipment sales as well as strategic planning to mitigate potential supply chain disruptions. Increase in cash utilized by accounts receivable was a result of increased sales during the six months ended December 31, 2022 compared to the prior year period.

Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, and provisions for expected losses for the six months ended December 31, 2023 and 2022.

Net cash used in investing activities

Net cash used in investing activities was $5.9 million for the six months ended December 31, 2023. We invested $5.9 million in property and equipment as the Company continued to focus on investing in innovative technologies and products, and increasing rental devices enrolled in the Company's Cantaloupe One program.

Net cash used in investing activities was $45.3 million for the six months ended December 31, 2022. Increase in cash used is due to the cash paid for the 32M acquisition of $35.9 million and $9.4 million for increased property and equipment balances driven primarily by the Company's continued focus on investing in technologies and products and increasing rental devices enrolled in the Company's Cantaloupe one program.

Net cash provided by financing activities

Net cash used in financing activities was $0.3 million for the six months ended December 31, 2023, which is primarily driven by debt repayments on the JPMorgan Credit Facility.

Net cash provided of financing activities was $21.5 million for the six months ended December 31, 2022 which was primarily due to the borrowing of $25 million from our Credit Facility to fund a portion of the cash consideration for the 32M acquisition offset by $2.2 million to repurchase our series A Convertible Stock and a $1 million payment for contingent consideration relating to the Yoke acquisition.

CONTRACTUAL OBLIGATIONS

During the six months ended December 31, 2023, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of December 31, 2023, we are exposed to market risk related to changes in interest rates on our outstanding borrowings. Our Amended JPMorgan Credit Facility has a four-year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans. As of December 31, 2023, we have $38.2 million total outstanding borrowings, an increase of 100 basis points in SOFR Rate would result in a change in interest expense of $0.4 million per year.

We are also exposed to market risk related to changes in interest rates on our cash investments. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of December 31, 2023.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2023, as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A. of our 2023 Form 10-K.
(b) Changes in Internal Control over Financial Reporting

Other than the remediation plan disclosed in Item 9A. of our 2023 Form 10-K, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We are in the process of executing remediation activities to alleviate the material weaknesses identified in the remediation plan disclosed in Item 9A. of our 2023 Form 10-K. The Company hired a public accounting firm to assist with the remediation efforts. As part of the remediation work performed specifically in the second quarter of fiscal year 2024, the Company identified a series of control enhancements necessary to remediate the material weaknesses and the Company began implementing those enhancements in the third quarter of fiscal year 2024. The remediation efforts will remain ongoing until such enhancements to our internal controls are fully implemented and tested by management. The material weaknesses cannot be considered remediated until the related controls have operated for a sufficient period of time and until management has concluded, through testing, that the controls are operating effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. The total liquidation preference including accrued and unpaid dividends on our Series A Convertible Preferred Stock as of December 31, 2023 was $22.4 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of the Company's director or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, filed with the SEC on February 8, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023, (2) the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2023 and 2022, (3) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three-month and six-month periods ended December 31, 2023 and 2022, (4) the Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity for the three-month and six-month periods ended December 31, 2023 and 2022, (5) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2023 and 2022, and (6) the Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, filed with the SEC on February 8, 2024, is formatted as Inline iXBRL and contained in Exhibit 101.
______________________________________
*     Filed herewith.
**    Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: February 8, 2024	/s/ Ravi Venkatesan
Ravi Venkatesan
Chief Executive Officer

Date: February 8, 2024	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer