Form 10-Q
period 2024-03-31
CANTALOUPE, INC.
filed 2024-05-09
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-33365
Cantaloupe, Inc.
_______________________________________________________________
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Lindenwood Drive	Malvern,	Pennsylvania	19355
(Address of principal executive offices)			(Zip Code)
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

As of May 6, 2024, there were 72,809,713 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets - March 31, 2024 (unaudited) and June 30, 2023	3

	Condensed Consolidated Statements of Operations - Three and Nine Months ended March 31, 2024 and 2023 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and Nine Months ended March 31, 2024 and 2023 (unaudited)	5

	Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity - Three and Nine Months ended March 31, 2024 and 2023 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows - Nine Months ended March 31, 2024 and 2023 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II - Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

	Signatures	44

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

($ in thousands, except share data)	March 31, 2024 (Unaudited)	June 30, 2023

Assets
Current assets:
Cash and cash equivalents	$50,197	$50,927
Accounts receivable, net	43,324	30,162
Finance receivables, net	5,781	6,668
Inventory, net	37,364	31,872
Prepaid expenses and other current assets	8,327	3,754
Total current assets	144,993	123,383

Non-current assets:
Finance receivables due after one year, net	11,041	13,307
Property and equipment, net	30,320	25,281
Operating lease right-of-use assets	8,164	2,575
Intangibles, net	26,687	27,812
Goodwill	94,008	92,005
Other assets	4,688	5,249
Total non-current assets	174,908	166,229

Total assets	$319,901	$289,612

Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities:
Accounts payable	$64,128	$52,869
Accrued expenses	24,824	26,276
Current obligations under long-term debt	1,450	882
Deferred revenue	1,893	1,666
Total current liabilities	92,295	81,693

Long-term liabilities:
Deferred income taxes	409	275
Long-term debt, less current portion	36,647	37,548
Operating lease liabilities, non-current	9,035	2,504
Total long-term liabilities	46,091	40,327

Total liabilities	138,386	122,020
Commitments and contingencies (Note 15)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 issued and outstanding, with liquidation preferences of $22,722 and $22,144 at March 31, 2024 and June 30, 2023, respectively	2,720	2,720
Shareholders’ equity:
Common stock, no par value, 640,000,000 shares authorized, 72,799,266 and 72,664,464 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	481,467	477,324
Accumulated deficit	(302,665)	(312,452)
Accumulated other comprehensive loss	(7)	—
Total shareholders’ equity	178,795	164,872

Total liabilities, convertible preferred stock, and shareholders’ equity	$319,901	$289,612
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands, except share and per share data)	2024	2023	2024	2023
Revenues:
Subscription and transaction fees	$59,207	$51,245	$170,371	$147,252
Equipment sales	8,690	9,111	25,568	32,216
Total revenues	67,897	60,356	195,939	179,468

Costs of sales:
Cost of subscription and transaction fees	32,926	29,577	96,539	90,149
Cost of equipment sales	8,064	7,886	23,849	33,823
Total costs of sales	40,990	37,463	120,388	123,972

Gross profit	26,907	22,893	75,551	55,496

Operating expenses:
Sales and marketing	5,747	3,154	14,256	8,888
Technology and product development	4,916	4,594	12,115	16,757
General and administrative	8,552	7,041	29,493	25,179
Investigation, proxy solicitation and restatement expenses, net of insurance recoveries	—	(1,000)	—	(453)
Integration and acquisition expenses	907	—	1,078	2,787
Depreciation and amortization	2,493	2,364	7,976	5,029
Total operating expenses	22,615	16,153	64,918	58,187

Operating income (loss)	4,292	6,740	10,633	(2,691)

Other income (expense):
Interest income from cash and leases	495	540	1,505	1,985
Interest income (expense) from debt and tax liabilities	162	(263)	(1,947)	(1,258)
Other expense, net	(209)	(13)	(158)	(112)
Total other income (expense), net	448	264	(600)	615

Income (loss) before income taxes	4,740	7,004	10,033	(2,076)
Provision for income taxes	(84)	(56)	(246)	(123)

Net income (loss)	4,656	6,948	9,787	(2,199)
Preferred dividends	(289)	(289)	(578)	(623)
Net income (loss) applicable to common shares	$4,367	$6,659	$9,209	$(2,822)

Net earnings (loss) per common share
Basic	$0.06	$0.09	$0.13	$(0.04)
Diluted	0.06	0.09	0.12	(0.04)

Weighted average number of common shares outstanding used to compute net earnings (loss) per share applicable to common shares
Basic	72,851,498	72,491,373	72,770,582	71,771,135
Diluted	74,068,437	72,866,221	74,054,820	71,771,135
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands)	2024	2023	2024	2023
Net income (loss)	$4,656	$6,948	$9,787	$(2,199)

Foreign currency translation adjustments	17	—	(7)	—
Other comprehensive income (loss)	17	—	(7)	—
Total comprehensive income (loss)	$4,673	$6,948	$9,780	$(2,199)

Cantaloupe, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity
(Unaudited)

Three and Nine Months Ended March 31, 2024

	Convertible Preferred Stock		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
($ in thousands, except share data)	Shares	Amount	Shares	Amount
Balance, June 30, 2023	385,782	$2,720	72,664,464	$477,324	$(312,452)	$—	$164,872
Stock-based compensation	—	—	20,801	1,934	—	—	1,934
Exercise of stock options	—	—	10,000	74	—	—	74
Net income	—	—	—	—	2,007	—	2,007
Balance, September 30, 2023	385,782	2,720	72,695,265	479,332	(310,445)	—	168,887
Stock-based compensation	—	—	43,793	1,109	—	—	1,109
Other comprehensive loss	—	—	—	—	—	(24)	(24)
Net income	—	—	—	—	3,124	—	3,124
Balance, December 31, 2023	385,782	2,720	72,739,058	480,441	(307,321)	(24)	173,096
Stock-based compensation	—	—	55,208	1,004	—	—	1,004
Exercise of stock options	—	—	5,000	22	—	—	22
Other comprehensive income	—	—	—	—	—	17	17
Net income	—	—	—	—	4,656	—	4,656
Balance, March 31, 2024	385,782	$2,720	72,799,266	$481,467	$(302,665)	$(7)	$178,795

Three and Nine Months Ended March 31, 2023

	Convertible Preferred Stock		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
($ in thousands, except share data)	Shares	Amount	Shares	Amount
Balance, June 30, 2022	445,063	$3,138	71,188,053	$469,918	$(313,085)	$—	$156,833
Stock-based compensation	—	—	30,077	1,318	—	—	1,318
Repurchase of Series A convertible preferred stock	(59,281)	(418)	—	(1,733)	—	—	(1,733)
Net loss	—	—	—	—	(8,574)	—	(8,574)
Balance, September 30, 2022	385,782	2,720	71,218,130	469,503	(321,659)	—	147,844
Stock-based compensation	—	—	3,919	160	—	—	160
Common stock issued for acquisition	—	—	1,240,920	3,942	—	—	3,942
Net loss	—	—	—	—	(573)	—	(573)
Balance, December 31, 2022	385,782	2,720	72,462,969	473,605	(322,232)	—	151,373
Stock-based compensation	—	—	46,292	1,410	—	—	1,410
Net income	—	—	—	—	6,948	—	6,948
Balance, March 31, 2023	385,782	$2,720	72,509,261	$475,015	$(315,284)	$—	$159,731
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
($ in thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$9,787	$(2,199)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	4,047	2,889
Amortization of debt issuance costs and discounts	93	87
Provision for expected losses	3,423	1,823
Provision for inventory reserve	92	25
Depreciation and amortization included in operating expenses	7,976	5,029
Depreciation included in cost of subscription and transaction fees for rental equipment	1,137	852
Non-cash lease expense	1,070	(429)
Deferred income taxes	134	72
Other	527	363
Changes in operating assets and liabilities:
Accounts receivable	(16,471)	9,589
Finance receivables	3,038	(653)
Inventory	(5,584)	(8,245)
Prepaid expenses and other assets	(3,762)	(746)
Accounts payable and accrued expenses	8,455	(2,868)
Operating lease liabilities	(655)	183
Deferred revenue	174	1
Net cash provided by operating activities	13,481	5,773

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(4,750)	(35,855)
Capital expenditures	(9,175)	(12,634)
Net cash used in investing activities	(13,925)	(48,489)

Cash flows from financing activities:
Proceeds from long-term debt	—	25,000
Repayment of long-term debt	(389)	(580)
Contingent consideration paid for acquisition	—	(1,000)
Proceeds from exercise of common stock options	96	—
Repurchase of Series A Convertible Preferred Stock	—	(2,153)
Net cash (used in) provided by financing activities	(293)	21,267

Effect of currency exchange rate changes on cash and cash equivalents	7	—

Net decrease in cash and cash equivalents	(730)	(21,449)
Cash and cash equivalents at beginning of year	50,927	68,125
Cash and cash equivalents at end of period	$50,197	$46,676

Supplemental disclosures of cash flow information:
Interest paid in cash	$2,628	$1,869
Income taxes paid in cash	$142	$44
Common stock issued in business combination	$—	$3,942

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

We translate the result of operations of our foreign subsidiaries using average exchange rates for each period, whereas balance sheet accounts are translated using exchange rates at the end of each reporting period. The resulting translation adjustment is presented as a component of other comprehensive income (loss) and is included in accumulated comprehensive income (loss) within equity in our condensed consolidated balance sheets. Gains and losses on transactions denominated in currencies other than the functional currency are generally included in determining net income for the period. For the three and nine months ended March 31, 2024 and 2023, our transaction gains and losses were insignificant.

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

No other new accounting pronouncements, issued or effective during the period ended March 31, 2024, have had or are expected to have a significant impact on the Company’s financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable includes amounts due to the Company for sales of equipment and subscription fees, settlement receivables for amounts due from third-party payment processors, receivables from contract manufacturers and unbilled amounts due from customers, net of the allowance for credit losses. Accounts receivable, net of the allowance for uncollectible accounts were $43.3 million as of March 31, 2024 and $30.2 million as of June 30, 2023. The increase in accounts receivable at March 31, 2024 compared to June 30, 2023 is primarily due to the timing of the settlement receivables due from third-party payment processors which varies depending on the timing of the last business day of each period.

Concentrations

As of March 31, 2024 and June 30, 2023, no customer represented more than 10% of the Company's accounts receivable, net of allowance.

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

The following table represents a rollforward of the allowance for credit losses for the nine months ended March 31, 2024 and 2023:

	Nine months ended March 31,
($ in thousands)	2024	2023
Beginning balance of allowance as of June 30	$10,815	$9,328
Provision for expected losses	958	1,044
Write-offs	(60)	(127)
Balance at September 30	11,713	10,245
Provision for expected losses	1,266	91
Write-offs	(134)	(214)
Balance at December 31	12,845	10,122
Provision for expected losses	1,085	296
Write-offs	(735)	—
Balance at March 31	$13,195	$10,418

4. FINANCE RECEIVABLES

The Company's finance receivables consist of financed devices under its financing program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of March 31, 2024 and June 30, 2023, finance receivables consist of the following:

($ in thousands)	March 31, 2024	June 30, 2023
Current finance receivables, net	$5,781	$6,668
Finance receivables due after one year, net	11,041	13,307
Total finance receivables, net of allowance of $2,212 and $2,098, respectively	$16,822	$19,975

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

At March 31, 2024, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$2,284	$7,423	$4,399	$1,225	$523	$25	$15,879
30 days and under	12	70	87	40	72	42	323
31-60 days	6	48	65	31	45	40	235
61-90 days	5	43	54	26	40	35	203
Greater than 90 days	41	716	436	65	272	864	2,394
Total finance receivables	$2,348	$8,300	$5,041	$1,387	$952	$1,006	$19,034

At June 30, 2023, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$6,595	$6,505	$3,304	$1,306	$846	$829	$19,385
30 days and under	66	73	69	52	22	68	350
31-60 days	53	40	32	42	19	71	257
61-90 days	60	52	26	32	16	71	257
Greater than 90 days	155	132	197	233	271	836	1,824
Total finance receivables	$6,929	$6,802	$3,628	$1,665	$1,174	$1,875	$22,073

The following table represents a rollforward of the allowance for finance receivables for the nine months ended March 31, 2024 and 2023:

	Nine months ended March 31,
($ in thousands)	2024	2023

Balance at June 30	$2,098	$760
Provision for expected losses	51	392
Write-offs	—	—
Balance at September 30	2,149	1,152
Provision for expected losses	108	—
Write-offs	—	(288)
Balance at December 31	2,257	864
Provision for expected losses	(45)	—
Write-offs	—	—
Balance at March 31	$2,212	$864

Cash to be collected on our performing finance receivables due for each of the fiscal years is as follows:

($ in thousands)
2024	$7,096
2025	6,228
2026	4,371
2027	2,295
2028	695
Thereafter	14
Total amounts to be collected	20,699
Less: interest	(1,665)
Less: allowance for uncollectible receivables	(2,212)
Total finance receivables	$16,822

5. LEASES

Lessee Accounting
We have operating leases which are primarily real estate leases used for corporate functions, product development, sales, and other purposes. The following table provides supplemental balance sheet information related to the Company's operating leases:

($ in thousands)	Balance Sheet Classification	As of March 31, 2024	As of June 30, 2023

Assets:	Operating lease right-of-use assets	$8,164	$2,575

Liabilities:
Current	Accrued expenses	$738	$1,266
Long-term	Operating lease liabilities, non-current	9,035	2,504
Total lease liabilities		$9,773	$3,770

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Nine months ended March 31, 2024	Nine months ended March 31, 2023

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,827	$1,793

Non-cash activity:
Lease assets obtained in exchange for new operating lease liabilities	$6,657	$—

Maturities of lease liabilities by fiscal year for our leases as of March 31, 2024 are as follows:

($ in thousands)	Operating Leases
Remainder of 2024	$321
2025	1,623
2026	2,341
2027	1,792
2028	1,359
Thereafter	$6,570
Total lease payments	$14,006
Less: Imputed interest	(4,233)
Present value of lease liabilities	$9,773

In February 2023, the Company extended the lease for its existing Atlanta, Georgia office for an additional 73-months period including rent-free periods. The lease commenced on July 1, 2023 and we recognized right-of-use operating lease assets of $1.8 million in exchange for operating lease liabilities.

In May 2023, the Company signed a new lease for its office in Malvern, Pennsylvania. The new lease has a 133-months term starting in March 2024. The Company determined the lease commenced on November 1, 2023 when the lessor granted early access to the Company to begin making leasehold improvements prior to start of the formal lease term. We recognized right-of-use operating lease assets of $4.9 million in exchange for operating lease liabilities on the commencement date.

Lessor Accounting

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	March 31, 2024	June 30, 2023
Cost	$30,955	28,398
Accumulated depreciation	(24,605)	(23,221)
Net	$6,350	$5,177

For the three months ended March 31, 2024 and 2023, the Company recognized $2.1 million and $2.0 million of revenue from its device rental program, respectively, included in the Subscription and Transaction fees on its Condensed Consolidated Statements of Operations.

For the nine months ended March 31, 2024 and 2023, the Company recognized $6.1 million and $5.7 million of revenue from its device rental program, respectively, included in the Subscription and Transaction fees on its Condensed Consolidated Statements of Operations.

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of March 31, 2024 are disclosed within Note 4 - Finance Receivables.

6. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of March 31, 2024 and June 30, 2023 consisted of the following:

	As of March 31,	As of June 30,
($ in thousands)	2024	2023

JPMorgan Credit Facility*	$38,188	$38,563
Other obligations	36	50
Less: unamortized issuance costs and debt discount	(127)	(183)
Total	38,097	38,430
Less: debt and other financing arrangements, current	(1,450)	(882)
Debt and other financing arrangements, noncurrent	$36,647	$37,548
* See discussion below on amendment to the JPMorgan Credit Facility.

Details of interest expense presented on the condensed consolidated statements of operations are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands)	2024	2023	2024	2023
JPMorgan Credit Facility*	894	1,142	2,718	1,733
Other interest (income) expense on tax liabilities	(1,056)	(879)	(771)	(475)
Total interest (income) expense, net on debt and tax liabilities	$(162)	$263	$1,947	$1,258

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

The Amended JPMorgan Credit Facility matures on March 16, 2026. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans. Subject to the occurrence of a material acquisition and the Company’s total leverage ratio exceeding 3.00 to 1.00, the interest rate on the loans may increase by 0.25%. In an event of default, the interest rate may be increased by 2.00%. The Amended JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. As of March 31, 2024, the weighted-average interest rate for the Amended JPMorgan Credit Facility is approximately 9.0%.

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

The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of March 31, 2024, as the debt facility was amended in December 2022 and the interest rates applicable are variable in nature.

The Company was in compliance with its financial covenants for the Amended JPMorgan Credit Facility as of March 31, 2024.

The expected maturities associated with the Company’s outstanding debt and other financing arrangements as of March 31, 2024, were as follows:

2024	$568
2025	1,333
2026	36,323
Principal amounts payable	38,224
Unamortized issuance costs	(127)
Total outstanding debt	$38,097

7. ACCRUED EXPENSES
Accrued expenses consisted of the following as of March 31, 2024 and June 30, 2023:

	As of March 31,	As of June 30,
($ in thousands)	2024	2023

Sales tax reserve	10,793	$13,597
Accrued compensation and related sales commissions	3,112	4,069
Operating lease liabilities, current	738	1,266
Accrued professional fees	5,726	4,196
Accrued taxes and filing fees payable	1,630	1,944
Other accrued expenses	1,333	762
Consideration withheld for acquisitions*	1,492	442
Total accrued expenses	$24,824	$26,276
* See Note 9 - Acquisition for description of the arrangement.
8. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of March 31, 2024
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	$2,611	$(1,747)	$864	1 - 7 years
Developed technology	20,462	(12,868)	7,594	5 - 6 years
Customer relationships	27,224	(8,995)	18,229	5 - 18 years
Total intangible assets	$50,297	$(23,610)	$26,687

Goodwill	94,008	—	94,008	Indefinite

	As of June 30, 2023
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Brand and tradenames	2,161	(1,414)	747	1 - 7 years
Developed technology	20,188	(11,066)	9,122	5 - 6 years
Customer relationships	24,714	(6,771)	17,943	5 - 18 years
Total intangible assets	$47,063	$(19,251)	$27,812

Goodwill	92,005	—	92,005	Indefinite

During the three and nine months ended March 31, 2024, the Company recognized $1.3 million and $4.3 million, respectively, in amortization expense related to intangible assets.

During the three and nine months ended March 31, 2023, there was $1.7 million and $3.4 million for each respective period in amortization related to intangible assets that was recognized.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is one single reporting unit for purposes of testing goodwill for impairment. During the three and nine months ended March 31, 2024 and March 31, 2023, the Company did not recognize any impairment charges related to goodwill.

9. ACQUISITIONS

CHEQ

On February 1, 2024, the Company acquired all of the equity interests of Cheq Lifestyle Technology, Inc. ("CHEQ"). Founded in 2021, CHEQ powers payments for numerous professional sports teams, entertainment venues and festival operators through its enterprise-grade payment devices and mobile ordering platform. The acquisition positions Cantaloupe for expansion into the large and rapidly growing sports, entertainment, and restaurant sectors with a comprehensive suite of self-service solutions.

The acquisition of CHEQ was accounted for as a business combination using the acquisition method of accounting. The purchase price of the acquired company was allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values using primarily Level 3 inputs under ASC Topic 820, Fair Value Measurement, with the residual of the purchase price recorded as goodwill.

The Company paid an aggregate purchase price consideration of $4.8 million including $1.1 million cash held back by the Company for net working capital and other post-closing adjustments. The acquisition was funded by the Company's cash on hand.

The following table summarizes the preliminary fair value assigned to the assets acquired and liabilities assumed at the acquisition date of February 1, 2024.

($ in thousands)	Amount
Cash and cash equivalents	$84
Property and equipment, net	1,160
Intangible assets	2,600
Other assets	381
Total identifiable assets acquired	4,225
Accounts payable	(442)
Other liabilities	(52)
Total liabilities assumed	(494)
Total identifiable net assets	3,731
Goodwill	1,105
Fair value of total consideration transferred	$4,836

The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $1.7 million related to developed technology, $0.4 million related to customer relationships, and $0.5 million related to trade names. The fair value of the acquired developed technology was determined using a multi-period excess earnings method. The fair value of the acquired customer relationships was determined using the distributor method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The fair value of the acquired trade names was determined using the relief from royalty method which estimates the value using the discounted value of the royalty that a company would pay to license the trade name. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets.

Goodwill of $1.1 million arising from the acquisition includes the expected synergies between CHEQ and the Company and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The above allocation of the purchase price is provisional and is still subject to change within the measurement period. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of the acquisition.

The Company recognized $0.9 million and $1.0 million of integration and acquisition related costs that were expensed for the three and nine months ended March 31, 2024. These costs are recorded within integration and acquisition expenses in the Condensed Consolidated Statements of Operations. Pro forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of CHEQ in the Company's Consolidated Financial Statements.

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

Additionally in connection with the acquisition, the Company will issue common stock to the former owners of Yoke based on the achievement of certain sales growth targets for software licenses through July 31, 2024 and continued employment as of the respective measurement dates. The accounting treatment for these awards in the context of the business combination is to recognize the awards as a post-combination expense and were not included in the purchase price. We will begin recognizing compensation expense for these awards over that requisite service period when it becomes probable that the performance condition would be satisfied. At each reporting date, we assess the probability of achieving the sales targets and fulfilling the performance condition. As of March 31, 2024, we determined that it is not probable that the performance condition would be satisfied and, accordingly, have not recognized compensation expense related to these awards.

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

10. REVENUES

Based on similar operational characteristics, the Company's revenues are disaggregated as follows:

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2024	2023	2024	2023
Transaction fees	$40,034	$33,389	$114,956	$97,076
Subscription fees	19,173	17,856	55,415	50,176
Subscription and transaction fees	$59,207	$51,245	$170,371	$147,252
Equipment sales	8,690	9,111	25,568	32,216
Total revenues	$67,897	$60,356	$195,939	$179,468

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended March 31,
($ in thousands)	2024	2023

Deferred revenue, beginning of the period	$1,788	$1,970
Deferred revenue, end of the period	1,893	1,894
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$268	$94

	Nine months ended March 31,
($ in thousands)	2024	2023

Deferred revenue, beginning of the period	$1,666	$1,893
Deferred revenue, end of the period	1,893	1,894
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$475	$319

The change in the contract liability balances period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Future Performance Obligations

The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year are primarily associated with the Company's Cantaloupe ONE rental program which has a contractual term of 36 months. The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2024:

($ in thousands)	As of March 31, 2024
Remainder of fiscal year 2024	$1,520
2025	5,941
2026	3,793
Thereafter	—
Total	$11,254

Contract Costs

At March 31, 2024, the Company had net capitalized costs to obtain contracts of $0.9 million included in Prepaid expenses and other current assets and $2.4 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. At June 30, 2023, the Company had net capitalized costs to obtain contracts of $0.6 million included in Prepaid expenses and other current assets and $2.8 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired.

During the three and nine months ended March 31, 2024, amortization of capitalized contract costs was $0.2 million and $0.7 million, respectively. During the three and nine months ended March 31, 2023, amortization of capitalized contract costs was $0.2 million and $0.6 million, respectively.

11. SHARE BASED COMPENSATION

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

The fair value of options granted during the nine months ended March 31, 2024 and 2023 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

	Nine months ended March 31,
	2024	2023
Expected volatility (percent)	52.6% - 69.7%	74.6% - 77.6%
Weighted average expected life (years)	4.2 - 4.5	4.4 - 4.6
Dividend yield (percent)	0.0%	0.0%
Risk-free interest rate (percent)	4.1% - 4.3%	2.7% - 4.1%
Number of options granted	175,000	1,720,000
Weighted average exercise price	$6.92	$4.61
Weighted average grant date fair value	$4.01	$2.89

Stock based compensation related to stock options with an established grant date for the three and nine months ended March 31, 2024 was $0.6 million and $2.4 million, respectively, and for the three and nine months ended March 31, 2023 was $1.1 million and $2.7 million, respectively.

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

For these performance based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a "Grant Date" as defined in ASC Topic 718 Compensation — Stock Compensation, has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity-classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. The total expense recognized for the three ended March 31, 2024 was immaterial for these awards. Total expense recognized for the nine months ended March 31, 2024 was $0.1 million. We did not recognize any related expenses during the three months ended March 31, 2023. The total benefit recognized for the nine months ended March 31, 2023 for these awards was $1.1 million, as a result of reversing unvested grants for terminated executives during the period.

Restricted Stock Awards

The Company grants service based restricted stock awards to employees. The Company determines expense related to restricted stock awards using the closing stock price on the grant date and these awards are expensed under the accelerated method over the vesting period which is typically a three-year service period. The total expense recognized for restricted stock awards for the three and nine months ended March 31, 2024 was $0.5 million and $1.6 million, respectively. The total expense recognized for restricted stock awards for the three and nine months ended March 31, 2023 was $0.3 million and $1.3 million, respectively.

12. INCOME TAXES

For the three and nine months ended March 31, 2024, the Company recorded an income tax provision of $0.1 million and $0.2 million, respectively. The income tax provision primarily relates to state income and franchise taxes and deferred taxes related to goodwill. As of March 31, 2024, the Company had a total unrecognized income tax benefit of $0.7 million. The provision is based upon actual income before income taxes for the three months ended March 31, 2024, as this provides a more reliable estimate of the income tax provision than an estimated annual effective income tax rate.

As of March 31, 2024, the Company assessed its existing deferred tax assets and continues to record a full valuation allowance against its deferred tax assets. We considered both positive and negative evidence when evaluating the need for the valuation allowance on our deferred tax assets in accordance with ASC 740. Available evidence includes historical financial information supplemented by currently available information about future years. Generally, historical financial information is more objectively verifiable than projections of future income and is therefore given more weight in our assessment. In management’s judgement there is not enough objectively verifiable information to provide sufficient positive evidence to counteract the negative evidence of historic losses. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that sufficient positive evidence may become available in future reporting periods to allow the Company to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of a potential valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve and limitations to the use of certain historical net operating losses.

For the three months ended March 31, 2023, the Company recorded an income tax provision of $0.1 million. For the nine months ended March 31, 2023, the Company recorded an income tax provision of $0.1 million. As of March 31, 2023, the Company reviewed the existing deferred tax assets and continues to record a full valuation allowance against its deferred tax assets. The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of March 31, 2023, the Company had a total unrecognized income tax benefit of $0.7 million. The provision is based upon actual loss before income taxes for the nine months ended March 31, 2023, as this provides a more reliable estimate of the income tax provision than an estimated annual effective income tax rate.

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

	Three months ended March 31,
($ in thousands, except per share data)	2024	2023

Numerator for basic and diluted loss per share
Net income (loss)	$4,656	6,948
Preferred dividends	(289)	$(289)
Net income (loss) applicable to common shareholders	4,367	6,659

Denominator for basic earnings (loss) per share - Weighted average shares outstanding	72,851,498	72,491,373
Effect of dilutive potential common shares	1,216,939	374,848
Denominator for diluted earnings (loss) per share - Adjusted weighted average shares outstanding	74,068,437	72,866,221

Basic earnings (loss) per share	$0.06	$0.09
Diluted earnings (loss) per share	$0.06	$0.09

	Nine months ended March 31,
($ in thousands, except per share data)	2024	2023

Numerator for basic and diluted loss per share
Net income (loss)	9,787	$(2,199)
Preferred dividends	(578)	$(623)
Net income (loss) applicable to common shareholders	9,209	(2,822)

Denominator for basic earnings (loss) per share - Weighted average shares outstanding	72,770,582	71,771,135
Effect of dilutive potential common shares	1,284,238	—
Denominator for diluted earnings (loss) per share - Adjusted weighted average shares outstanding	74,054,820	71,771,135

Basic earnings (loss) per share	$0.13	$(0.04)
Diluted earnings (loss) per share	$0.12	$(0.04)
Potentially anti-dilutive shares excluded from the calculation of diluted earnings per share were approximately 1 million for the three and nine months ended March 31, 2024. Potentially anti-dilutive shares excluded from the calculation of diluted earnings per share were approximately 4.5 million for the three months ended March 31, 2023.

14. SHAREHOLDERS' EQUITY AND PREFERRED STOCK

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

Purchase Commitments

As of March 31, 2024, the Company had no material firm purchase commitments over the next year.

16. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company, and a recurring monthly subscription fee for the analytical services. The total expense recognized within Cost of subscription and transaction fees for the three and nine months ended March 31, 2024 for these arrangements was $0.1 million and $0.2 million, respectively. The total expense recognized within Cost of subscription and transaction fees for the three and nine months ended March 31, 2023 for these arrangements was $0.1 million and $0.2 million respectively.

17. SUBSEQUENT EVENTS

On April 11, 2024, the Company agreed to a net settlement of approximately $1.5 million with a third party insurance carrier related to the reimbursement of expenses associated with the closed SEC investigation of the Company's accounting practices from fiscal years 2017 and 2018. The settlement will be recognized as a gain in the Company's consolidated financial statements in the fourth quarter.

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
•    our ability to maintain compliance with rules and regulations applicable to our business operations and industry
•    disruptions in or inefficiencies to our supply chain and/or operations;
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

The Company's fiscal year ends June 30. The Company generates revenues in multiple ways. During the three months ended March 31, 2024 and March 31, 2023, we derived approximately 87% and 85%, respectively, from subscription and transaction fees, and 13% and 15%, respectively, from equipment sales. During the nine months ended March 31, 2024 and
March 31, 2023, we derived approximately 87% and 82%, respectively, from subscription and transaction fees and 13% and 18%, respectively, from equipment sales.
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

Key Developments during the Quarter

Highlights of the Company for the fiscal quarter ended March 31, 2024 are below:

•Approximately 30,670 Active Customers (as defined below) and 1.22 million Active Devices on our service;

•Revenues of $67.9 million, an increase of 12.5% year over year. The increase was led by higher transaction fees and subscription fees revenue;

•We announced the acquisition of CHEQ Lifestyle Technology, Inc (“CHEQ”). This acquisition offers a portfolio of POS solutions that include both register and self-service kiosk ordering, handheld devices for taking payments on-the-go, and mobile app ordering for pick-up or in-seat delivery – serving the sports stadium, entertainment venues and festival industries;

•We held our annual user conference, Cantaloupe University, in Las Vegas, NV, where we had 240+ attendees join us in viewing some of the latest technologies by Cantaloupe as well as getting access to 2 days of training and education around our entire platform and suite of products;

•We partnered with Turbo Air and Imbera at Expo Antad, in Guadalajara, MX, to showcase our solutions for the Mexico market which include our cashless device the P30, the Seed platform, micro market technology and our smart coolers with age verification;

As of March 31, 2024, we have approximately 300 full-time employees in the United States, United Kingdom, and Mexico and offices in Malvern, Pennsylvania; Atlanta, Georgia; River Falls, Wisconsin; Seattle, Washington; Birmingham, United Kingdom; and Mexico City, Mexico.

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

Adjusted EBITDA (non-GAAP)

The Company defines Adjusted EBITDA (non-GAAP) as U.S. GAAP net income (loss) before (i) interest income from cash and leases, (ii) interest (income) expense from debt and tax liabilities, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, (vii) fees and charges, net of reimbursement from insurance proceeds, that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs that are not indicative of our core operations, (viii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations such as integration and acquisition expenses, and (ix) severance expenses that are non-recurring and are not indicative of our core operations.

The following table represents our selected operating metrics for the periods indicated:

	As of and for the three months ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Devices:
Active Devices (thousands)	1,217	1,226	1,192	1,168	1,150

Customers:
Active Customers	30,670	30,027	29,670	28,584	27,598

Volumes:
Total Number of Transactions (millions)	283.3	286.7	283.6	278.6	267.8
Total Dollar Volume of Transactions (millions)	767.4	730.1	724.8	703.5	653.6

Subscription and transaction fees - Trailing 12 months (thousands)	$223,342	$215,380	$208,283	$200,223	$192,147
Average revenue per unit (ARPU)	$186.00	$181.91	$178.78	$173.39	$167.52

Highlights for the quarter ended March 31, 2024 include:
•1.22 million Active Devices compared to the same quarter last year of 1.15 million, an increase of approximately 67 thousand Active Devices, or 5.9%;
•30,670 Active Customers on our service compared to the same quarter last year of 27,598, an increase of 3,072 Active Customers, or 11.1%; and
•$767.4 million in Total Dollar Volume of Transactions for the quarter ended March 31, 2024 compared to $653.6 million for the quarter ended March 31, 2023, an increase of $113.8 million, or 17.4%. See "Revenues and Gross Margin" in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional information.

FINANCIAL PERFORMANCE

The following tables summarize our results of operations and significant changes in our financial performance for the periods presented:

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three months ended March 31,		Change
($ in thousands)	2024	2023	Amount	Percentage
Revenues:
Subscription and transaction fees	$59,207	$51,245	$7,962	15.5%
Equipment sales	8,690	9,111	(421)	(4.6)%
Total revenues	67,897	60,356	7,541	12.5%

Costs of sales:
Cost of subscription and transaction fees	32,926	29,577	3,349	11.3%
Cost of equipment sales	8,064	7,886	178	2.3%
Total costs of sales	40,990	37,463	3,527	9.4%

Gross profit:
Subscription and transaction fees	26,281	21,668	4,613	21.3%
Equipment sales	626	1,225	(599)	48.9%
Total gross profit	$26,907	$22,893	$4,014	17.5%

Gross margin:
Subscription and transaction fees	44.4%	42.3%
Equipment sales	7.2%	13.4%
Total gross margin	39.6%	37.9%

Revenues.  Total revenues increased by $7.5 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase in revenues is attributed to a $8.0 million increase in subscription and transaction fees, partially offset by a $0.4 million decrease in equipment sales.

The increase in subscription and transaction fees was primarily driven by increased processing volumes with an approximately 17.4% increase in total dollar volumes of transactions for the current fiscal year quarter relative to the prior year quarter. There was an increase in the average revenue per unit and an increase in the total number of active devices relative to the same period in the prior year. Our subscription fees have increased 7.4% for the three months ended March 31, 2024 compared to the same period in 2023 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base and an increase in our active devices compared to last year.

The decrease in equipment sales in the current fiscal year quarter was due to the prior year still benefiting from the required upgrade to 4G compatible devices. Our equipment margin decreased during the current year quarter primarily driven by increased freight and supply chain costs associated with the anticipated ramp in international sales.

Costs of sales. Costs of sales increased $3.5 million for the three months ended March 31, 2024 compared to the prior year period. The increase in costs of sales was primarily due to a $3.3 million increase in subscription and transaction costs as a direct result of increased transaction processing fees corresponding with an increase in processing volumes.

Gross margin. Total gross margin increased to 39.6% for the three months ended March 31, 2024 from 37.9% for the three months ended March 31, 2023. The increase was primarily a result of an increase in subscription and transaction fees which yield higher margins compared to equipment fees.

Operating Expenses

	Three months ended March 31,		Change
Category ($ in thousands)	2024	2023	Amount	Percentage
Sales and marketing	$5,747	$3,154	$2,593	82.2%
Technology and product development	4,916	4,594	322	7.0%
General and administrative expenses	8,552	7,041	1,511	21.5%
Investigation, proxy solicitation and restatement expenses, net of insurance recoveries	—	(1,000)	1,000	(100.0)%
Integration and acquisition expenses	907	—	907	100.0%
Depreciation and amortization	2,493	2,364	129	5.5%
Total operating expenses	$22,615	$16,153	$6,462	40.0%

Total operating expenses. Operating expenses increased 40.0% for the three months ended March 31, 2024 compared to the same period in 2023. This is largely driven by increased operating expenses related to the Cheq acquisition and professional service fees related to SOX remediation work. Additionally, prior year had a net $1 million benefit related to insurance proceeds and expenses incurred in connection with the 2019 Investigation. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $2.6 million for the three months ended March 31, 2024 compared to the same period in 2023 due to increased compensation costs of approximately $1.3 million, and increased infrastructure, travel and entertainment costs of approximately $0.7 million to support our expanding business and service offerings in the United States and internationally. Additionally, marketing expense increased $0.6 million related to international expansion and the acquisition of Cheq.

Technology and product development. Technology and product development expenses increased by $0.3 million for the three months ended March 31, 2024. The increase in the current year was driven by increased headcount partially offset by lower expensed personnel costs as we continued to invest in internal-use software which resulted in higher capitalized costs compared to the prior year.

General and administrative expenses. General and administrative expenses increased by $1.5 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a $1.3 million increase in connection with non-recurring project work related to remediating previously identified material weaknesses in our internal controls over financial reporting, $0.6 million increase in bad debt expense, and a $0.4 million increase in compensation related expenses; partially offset by a reduction of $0.5 million to our sales tax liability and $0.2 million in other administrative expenses compared to the same period in the prior year.

Integration and acquisition expenses. On February 1, 2024, the Company acquired all of the equity interests of Cheq Lifestyle Technology, Inc. ("Cheq"). For the three months ended March 31, 2024, the Company incurred integration and acquisition expenses of $0.9 million primarily due to professional services from accounting and legal advisors, as well as consulting services from Cheq predecessors. The Company did not incur integration and acquisition expenses during the three month period ended March 31, 2023.

Depreciation and amortization. Depreciation and amortization expenses increased $0.1 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily driven by the amortization of intangible assets associated with the acquisition of 32M in December 2022.

Other Income, Net

	Three months ended March 31,		Change
($ in thousands)	2024	2023	Amount	Percentage
Other income (expense):
Interest income from cash and leases	$495	$540	$(45)	(8.3)%
Interest income (expense) from debt and tax liabilities	162	(263)	425	161.6%
Other (expense), net	(209)	(13)	(196)	(1,507.7)%
Total other income, net	$448	$264	$184	(69.7)%

Other income, net.  Other income increased $0.2 million for the three months ended March 31, 2024 as compared to the same period in 2023. Our interest expense from debt and tax liabilities decreased $0.4 million primarily due to the reduction of the interest component of the sales tax liability offset by incurred interest expense related to our outstanding debt balances. Decrease in interest income from cash and leases is primarily due to lower outstanding balances for our finance receivables. Other expense, net increased primarily due to foreign currency transaction losses.

Nine Months Ended March 31, 2024 Compared to Nine Months Ended March 31, 2023

	Nine months ended March 31,		Change
($ in thousands)	2024	2023	Amount	Percent
Revenues:
Subscription and transaction fees	$170,371	$147,252	$23,119	15.7%
Equipment sales	25,568	32,216	(6,648)	(20.6)%
Total revenues	195,939	179,468	16,471	9.2%

Costs of sales:
Cost of subscription and transaction fees	96,539	90,149	6,390	7.1%
Cost of equipment sales	23,849	33,823	(9,974)	(29.5)%
Total costs of sales	120,388	123,972	(3,584)	(2.9)%

Gross profit:
Subscription and transaction fees	73,832	57,103	16,729	29.3%
Equipment sales	1,719	(1,607)	3,326	(207.0)%
Total gross profit	$75,551	$55,496	$20,055	36.1%

Gross margin:
Subscription and transaction fees	43.3%	38.8%
Equipment sales	6.7%	(5.0)%
Total gross margin	38.6%	30.9%

Revenues.  Total revenues increased by $16.5 million for the nine months ended March 31, 2024 compared to the same period in 2023. The increase in revenues was attributed to a $23.1 million increase in subscription and transaction fees, and a $6.6 million decrease in equipment sales.

The increase in subscription and transaction fees was primarily driven by increased processing volumes, with an approximately 14% increase in total dollar volumes for the nine months ended March 31, 2024 compared to the same period in 2023. Our transaction fees increased $17.9 million, or 18.4%, due to an increase in the average price per transaction and total number of transactions relative to the same period in the prior year. Our subscription fees increased approximately $5.2 million, or 10.4% for the nine months ended March 31, 2024 compared to the same period in 2023 which was attributed to a continued focus of management to grow our recurring subscription services, the successful expansion of the Cantaloupe One program to our customer base, and the acquisition of 32M.

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

Costs of sales. Costs of sales decreased $3.6 million for the nine months ended March 31, 2024 compared to the same period in 2023. The decrease was driven by a $10.0 million decrease in equipment costs partially offset by an increase of $6.4 million in subscription and transaction costs.

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

Gross margin. Total gross margin increased to 38.6% for the nine months ended March 31, 2024 from 30.9% for the nine months ended March 31, 2023. The increase was primarily driven by improved gross margin on equipment sales. The prior year period experienced inflated cost within our supply chain due to unfavorable prices paid to secure certain key component parts to meet production and delivery timelines caused by a greater than anticipated surge in the demand for our ePort hardware products. The increased demand in the first half of fiscal year 2023 was related to our customers upgrading their payment devices in anticipation of the 3G to 4G network upgrade. This resulted in a negative 5% gross margin on equipment sales for the nine months ending March 31, 2023. Additionally, we had an increase in subscription and transaction fees which yield higher margins compared to equipment fees.

Operating Expenses

	Nine months ended March 31,		Change
Category ($ in thousands)	2024	2023	Amount	Percentage
Sales and marketing	$14,256	$8,888	5,368	60.4%
Technology and product development	12,115	16,757	(4,642)	(27.7)%
General and administrative expenses	29,493	25,179	4,314	17.1%
Investigation, proxy solicitation and restatement expenses	—	(453)	453	(100.0)%
Integration and acquisition expenses	1,078	2,787	(1,709)	(61.3)%
Depreciation and amortization	7,976	5,029	2,947	58.6%
Total operating expenses	$64,918	$58,187	$6,731	11.6%

Total operating expenses.  Operating expenses increased approximately $6.7 million for the nine months ended March 31, 2024 compared to the same period in 2023. The increase was attributed to a $5.4 million increase in sales and marketing expenses, a $4.3 million increase in general and administrative expenses, a $2.9 million increase in depreciation and amortization, partially offset by a $4.6 million decrease in technology and product development expenses. See further details on individual categories below.
Sales and marketing. Sales and marketing expenses increased approximately $5.4 million for the nine months ended March 31, 2024 compared to the same period in 2023 primarily due to higher sales and marketing employee headcount in the current year to support our expanding business in the United States and internationally, in addition to the execution of several marketing campaigns to introduce new product and service offerings leading to increased customer engagement.

Technology and product development. Technology and product development decreased $4.6 million for the nine months ended March 31, 2024 compared to the same period in 2023. The decrease was driven by $2.6 million decrease in professional services related to expenses incurred in the prior year upgrading our network environment and platform. Decrease is also a result of $1 million in lower personnel costs as we continued to invest in internal-use software which resulted in higher capitalized costs compared to the prior year.

General and administrative expenses. General and administrative expenses increased approximately $4.3 million for the nine months ended March 31, 2024, as compared to the same period in 2023. The increase in general and administrative expenses was primarily driven by a $3.8 million increase in personnel compensation cost as a result of our growing business, $1.7 million related to professional services related to remediating previously identified material weaknesses in our internal controls over financial reporting; partially offset by a $0.7 million decrease in administrative expenses and a $0.4 million reduction to our sales tax reserve compared to the same period in the prior year.

Integration and acquisition. On February 1, 2024, the Company acquired Cheq Lifestyle Technology, Inc for $4.8 million in cash. During the nine months ended March 31, 2024, the Company incurred expenses of $1.0 million associated with both the closing of the acquisition and the initial integration of CHEQ operations. During the nine months ended March 31, 2023, the Company acquired Three Square Market Inc pursuant to the Purchase Agreement and incurred $2.8 million from accounting, legal and investing banking advisors related to the completion of the acquisition and post-acquisition integration.

Depreciation and amortization. During the nine months ended March 31, 2024, the Company had an increase in depreciation and amortization costs of $2.9 million compared to the same period in the prior year due to the acquisition of 32M in December 2022, increased depreciation from our Cantaloupe One program, and increased depreciation for our growing Internal-use software as various projects and initiatives are implemented. Our increase in internal-use software is attributable to management's focus on developing innovative technologies to further strengthen our network environment and platform.

Other Income (Expense), Net

	Nine months ended March 31,		Change
($ in thousands)	2024	2023	Amount	Percentage
Other income (expense):
Interest income from cash and leases	$1,505	$1,985	(480)	(24.2)%
Interest income (expense) from debt and tax liabilities	(1,947)	(1,258)	(689)	54.8%
Other (expense), net	(158)	(112)	(46)	41.1%
Total other income (expense), net	$(600)	$615	(1,215)	(197.6)%

Other income (expense), net.  Other income (expense), net decreased $1.2 million for the nine months ended March 31, 2024 as compared to the same period in 2023 primarily driven by an increase in interest expense from debt and tax liabilities of $0.7 million due to the higher outstanding debt balance in the current year and a decrease in interest income of approximately $0.5 million due to lower outstanding balances on finance receivables.

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

Adjusted EBITDA (Non-GAAP)

Adjusted earnings before income taxes, depreciation, and amortization (“Adjusted EBITDA”) is a non-GAAP financial measure which is not required by or defined under GAAP. We define Adjusted EBITDA as U.S. GAAP net income (loss) before (i) interest income from cash and leases, (ii) interest (income) expense on debt and tax liabilities, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, (vii) fees and charges, net of reimbursement from insurance proceeds, that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs that are not indicative of our core operations, (viii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations such as integration and acquisition expenses, and (ix) severance expenses that are non-recurring and are not indicative of our core operations.

Below is a reconciliation of U.S. GAAP net income (loss) to Adjusted EBITDA (non-GAAP):

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2024	2023	2024	2023
U.S. GAAP net income (loss)	$4,656	$6,948	$9,787	$(2,199)
Less: interest income from cash and leases	(495)	(540)	(1,505)	(1,985)
Plus: interest (income) expense from debt and tax liabilities	(162)	263	1,947	1,258
Plus: income tax provision	84	56	246	123
Plus: depreciation included in cost of subscription and transaction fees for rental equipment	415	297	1,137	852
Plus: depreciation and amortization in operating expenses	2,493	2,364	7,976	5,029
EBITDA	6,991	9,388	19,588	3,078
Plus: stock-based compensation (1)	1,004	1,410	4,047	2,889
Plus: integration and acquisition expenses (2)	907	—	1,078	2,787
Plus: remediation expenses (3)	1,258	—	1,755	—
Plus: investigation, proxy solicitation and restatement expenses, net of insurance recoveries (4)	—	(1,000)	—	(453)
Plus: severance expenses (5)	26	273	26	273
Adjustments to EBITDA	3,195	683	6,906	5,496
Adjusted EBITDA (non-GAAP)	$10,186	$10,071	$26,494	$8,574

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
(5) As an adjustment to EBITDA, we have excluded expenses incurred in connection with severance related charges.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company's primary sources of capital available are cash and cash equivalents on hand of $50.2 million as of March 31, 2024 and the cash that we expect to be provided by operating activities by the Company.

The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $10.8 million in the aggregate as of March 31, 2024. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

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

Below are charts that reflect our cash liquidity and outstanding debt as of March 31, 2024 and June 30, 2023:

Cash Flows

See Condensed Consolidated Statement of Cash Flows in Part I, Item 1 of this Quarterly Report for details on the changes in cash and cash equivalents classified by operating, investing and financing activities during our respective reporting periods.

Net cash used in operating activities

For the nine months ended March 31, 2024, net cash provided by operating activities was $13.5 million which reflects our net income of $9.8 million and non-cash operating charges of $18.5 million, partially offset by $14.8 million of cash utilized by working capital accounts. The change in working capital accounts was primarily driven by a $16.5 million increase of accounts receivable and an increase in accounts payable and accrued expenses of $8.5 million in the period. Increase in cash utilized by accounts receivable was a result of increased sales during the nine months ended March 31, 2024 compared to the prior year period as well as the timing of the cash receipts compared to the prior year period.

For the nine months ended March 31, 2023, net cash used in operating activities was $5.8 million, which reflected our net loss of $2.2 million adjusted by $10.7 million in non-cash operating charges and $2.7 million of cash utilized by working capital accounts. The change in working capital accounts is primarily driven by cash used of $8.2 million to increase our inventory on hand and a decrease of accounts receivable of $9.6 million in the period. Increase in inventory was driven by increased equipment sales as well as strategic planning to mitigate potential supply chain disruptions. Increase in cash provided by accounts receivable was a result of increased sales during the nine months ended March 31, 2023 compared to the prior year period as well as the timing of the cash receipts compared to the prior year period.

Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, and provisions for expected losses for the nine months ended March 31, 2024 and 2023.

Net cash used in investing activities

Net cash used in investing activities was $13.9 million for the nine months ended March 31, 2024. We invested $9.2 million in property and equipment as the Company continued to focus on investing in innovative technologies and products, and increasing rental devices enrolled in the Company's Cantaloupe One program. Additionally, the Company invested $4.8 million through its CHEQ acquisition.

Net cash used in investing activities was $48.5 million for the nine months ended March 31, 2023. Increase in cash used is due to the cash paid for the 32M acquisition of $35.9 million and $12.6 million for increased property and equipment balances driven primarily by the Company's continued focus on investing in technologies and products and increasing rental devices enrolled in the Company's Cantaloupe one program.

Net cash provided by financing activities

Net cash used in financing activities was $0.3 million for the nine months ended March 31, 2024, which is primarily driven by debt repayments on the JPMorgan Credit Facility.

Net cash provided of financing activities was $21.3 million for the nine months ended March 31, 2023 which was primarily due to the borrowing of $25 million from our Credit Facility to fund a portion of the cash consideration for the 32M acquisition offset by $2.2 million to repurchase our series A Convertible Stock and a $1 million payment for contingent consideration relating to the Yoke acquisition.

CONTRACTUAL OBLIGATIONS

During the nine months ended March 31, 2024, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2024, we are exposed to market risk related to changes in interest rates on our outstanding borrowings. Our Amended JPMorgan Credit Facility has a four-year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans. As of March 31, 2024, we have $38.2 million total outstanding borrowings, an increase of 100 basis points in SOFR Rate would result in a change in interest expense of $0.4 million per year.

We are also exposed to market risk related to changes in interest rates on our cash investments. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of March 31, 2024.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of March 31, 2024, as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A. of our 2023 Form 10-K.
(b) Changes in Internal Control over Financial Reporting

Other than the remediation plan disclosed in Item 9A. of our 2023 Form 10-K, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We are in the process of executing remediation activities to alleviate the material weaknesses identified in the remediation plan disclosed in Item 9A. of our 2023 Form 10-K. The Company hired a public accounting firm to assist with the remediation efforts. As part of the remediation work performed specifically in the third quarter of fiscal year 2024, the Company implemented a series of control enhancements to remediate the material weaknesses for both business process and IT general controls. As of the filing date of our third quarter 2024 Form 10Q, the remediation of the prior year material weaknesses and overall operating effectiveness of our control environment remains subject to evaluation. The material weaknesses cannot be considered remediated until the related controls have operated for a sufficient period of time and until management has concluded, through testing, that the controls are operating effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. The total liquidation preference including accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2024 was $22.7 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of the Company's director or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 9, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023, (2) the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2024 and 2023, (3) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three-month and nine-month periods ended March 31, 2024 and 2023, (4) the Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity for the three-month and nine-month periods ended March 31, 2024 and 2023, (5) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2024 and 2023, and (6) the Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 9, 2024, is formatted as Inline iXBRL and contained in Exhibit 101.
______________________________________
*     Filed herewith.
**    Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: May 9, 2024	/s/ Ravi Venkatesan
Ravi Venkatesan
Chief Executive Officer

Date: May 9, 2024	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer