Form 10-K
period 2024-06-30
CANTALOUPE, INC.
filed 2024-09-10
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
(Registrant’s telephone number, including area code) (610) 989‑0340

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).   Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which ended December 31, 2023, was $382.8 million.
As of September 6, 2024, there were 72,986,172 outstanding shares of Common Stock, no par value.

Selected portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of June 30, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
FORWARD-LOOKING STATEMENTS
This Annual Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of Cantaloupe, Inc. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected include, for example:
•general economic, market or business conditions unrelated to our operating performance, including inflation, elevated interests rates, supply chain disruptions, financial institution disruptions, geopolitical conflicts, public health emergencies, and declines in consumer confidence and discretionary spending;
•    our ability to compete with our competitors and increase market share;
•    failure to comply with the financial covenants in our debt facilities;
•    our ability to maintain compliance with rules and regulations applicable to our business operations and industry;
•    disruptions in other card payment processors, software and manufacturing partners upon whom we rely;
•    whether our customers continue to utilize our transaction processing and related services, as our customer agreements are generally cancellable by the customer with thirty days’ notice;
•our ability to acquire and develop relevant technology offerings for current, new and potential customers and partners;
•risks and uncertainties associated with our expansion into and our operations in Europe, Mexico and other foreign markets, including general economic conditions, policy changes affecting international trade, political instability, inflation rates, recessions, sanctions, foreign currency exchange rates and controls, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, armed conflict, war, and other economic and political factors;
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
•    our ability to successfully integrate acquired companies into our current products and services structure;
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

•risks associated with cyber-attacks and data breaches; and
•our ability to maintain effective internal controls and to timely file periodic and current reports with the Securities and Exchange Commission ("SEC").
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above and in Part I, Item 1A, “Risk Factors” of this Annual Report. We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.
Any forward-looking statement made by us in this Annual Report speaks only as of the date of this Annual Report. Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Item 1. Business.
OVERVIEW

Cantaloupe, Inc. (Nasdaq: CTLP) is organized under the laws of the Commonwealth of Pennsylvania. We are a global technology leader powering self-service commerce. Cantaloupe offers a comprehensive suite of solutions including micro-payment processing, self-checkout kiosks, mobile ordering, connected point-of-sale ("POS") systems, and enterprise cloud software. Handling more than a billion transactions annually, our solutions enhance operational efficiency and consumer engagement across sectors like food & beverage markets, smart automated retail, hospitality, entertainment venues, laundromats and more. Committed to innovation, we aim to drive advancements in digital payments and business optimization, serving 31,466 customers in the United States., United Kingdom., European Union countries, Australia, and Mexico.

Our revenue streams consist of subscription, transaction processing and equipment sales. We derive the majority of our revenues from subscription and transaction fees resulting from transactions on, as well as connectivity and telemetry services provided by, our cashless devices, Seed™ software, Cantaloupe Go software, Cheq (acquired February 2024) software, and our API services used via our Seed API (formerly known as Quick Connect) product. These services include digital payment processing, loyalty programs, inventory management, route logistics optimization, warehouse and accounting management, intelligent merchandising, digital advertising, mobile ordering, and more. Devices and POS terminals operating on the Company’s platform and using our services include those resulting from the sale, finance or a monthly bundled subscription (Cantaloupe ONE program) of our POS electronic payment devices and checkout kiosks, telemetry devices, certified payment software or the servicing of similar third-party installed POS terminals and telemetry devices. The majority of customers pay a monthly service fee plus a blended percentage rate on transaction volumes. Transaction fees on volumes processed through our payment devices and POS systems are the most significant driver of our revenues.

THE INDUSTRY

We offer a variety of solutions for self-service commerce, which enable the acceptance of digital payments and allow our customers to simplify inventory, analytics, warehouse, logistics, and back-office management. We believe the following industry trends are driving growth in demand for digital payment systems and advanced logistics management both in general and within the specific markets we serve:

•Increased adoption of cashier-less models via vending machines, self-service kiosks, and mobile ordering to meet demand for and more use of fast, simple and seamless digital purchase and payment experiences;

•Rising consumer demand for transaction convenience, safety, and security, as evidenced by the growth in digital payment adoption, especially contactless payments; and

•Ongoing labor challenges and inflation drive increased utility of actionable operational business intelligence from new technologies like machine learning and artificial intelligence (AI) to drive operational efficiencies and operational transparency through modern, cloud-based logistics and inventory management solutions.

Cashier-less stores that minimize or remove human intervention have shifted consumer expectations on retail shopping experiences. Retailers are also finding that self-service helps them respond to the ongoing labor challenges and inflation costs they are facing while also appealing to changing consumer habits who are eager to use self-checkout solutions.

OUR SOLUTION
We aim to transform self-service commerce by offering one integrated solution for payments processing, logistics, and back-office management. Our platform is designed to increase consumier engagement and sales revenue through digital payments, digital advertising, and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers can run their businesses more proactively, predictably, and competitively. We offer customers several different ways to connect and manage their distributed assets. These range from our cashless hardware, both attended and self-checkout kiosks, Seed platform, Cantaloupe Go platform, Cheq platform, and API services via Seed API. Our platform is designed to transmit payment information from our customers’ POS terminal or locations for payment processing, process sales and performance data to optimize assets, and generate reports which provide greater control and visibility to our customers. Through our platform, we enable customers to easily manage assets, make changes, and push updates all remotely, ensuring they run as efficiently as possible.

PRODUCTS AND SERVICES

Our hardware includes Cantaloupe card readers, our integrated payment device, Cantaloupe Go POS kiosks, our wide range of POS terminals, as well as the Cheq POS attended and self-service kiosks, our solution for the stadium, entertainment venue and festival verticals. With a variety of self-service hardware solutions, our deployment currently supports applications such as vending, micro-markets, amusement, arcade, commercial laundry, air/vacuum, car wash, and others.

Our cashless devices, which come in a variety of styles, facilitate digital payments by capturing payment information and transmitting it to our platform for authorization and processing through the payment networks (e.g., credit card processors). Additionally, our devices send sales data into the Seed platform, along with third-party platforms, for advanced reporting, including remote asset management. our cashless devices have earned a reputation for quality, reliability, and innovation.

Our Cantaloupe Go product line provides a variety of self-checkout kiosks, which range from tablet-based POS terminals, to feature-rich 46” kiosk screens that are equipped with ADA height compliant and audio assist features for the visually impaired. In addition to processing and transmitting transaction data into the cloud, our kiosks seamlessly integrate into the Cantaloupe Go platform for ease of kiosk management, loyalty and reward features, promotions, advertising, and more. Cantaloupe Go also enables complete management of an operator’s business by integrating into the Seed platform for one central place to manage inventory, warehouse processes, driver accountability and operating results.

Our Cheq product line supports both an attended and unattended self-service kiosk mode for concessionaire and event-goers to easily checkout while enjoying a game, concert or festival. Within the Cheq hardware line, we also offer clients handheld devices for taking payments on the go, along with mobile ordering activation areas for making it easier to order from the seat for pick-up or in-seat delivery. Like our kiosks, our Cheq POS terminals process payments and transmit transaction data into the Cheq platform via the cloud, while also seamlessly integrating into a variety of venue applications. Our Cheq POS terminals also offer a robust back-end reporting platform for ease of venue management.

Our hardware is available for customers through purchase, finance, or subscription with our new Cantaloupe ONE Platform.

•Our G11 Cashless Kit and G11 Pulse Kit, are 4G LTE digital payment devices that enable faster processing and enhanced functionality for payment and consumer engagement applications. They support functionality that requires higher speeds and large data loads, operate on the AT&T and Verizon networks, and have built-in near field communication "NFC" (contactless) support for mobile payments, traditional credit and debit cards, in addition to EMV- contactless. The G11 Pulse Kit also includes functionality which simulates a coin drop using a pulse adapter interface. These devices are currently available in the United States and Canada.

•Our G11 Chip Kit, is a digital reader that accepts contact EMV (chip cards) and contactless EMV (tap) payment methods, along with other standard forms of digital payments that include credit/debit card, and mobile wallet. The reader functions with the existing G11 telemeter and reports into the Seed platform similar to a G11 Cashless Kit (see below for a description of the Seed platform). This device is currently available in the United States and Canada.

•Our Engage Series, which includes the Engage and Engage Combo, are our next generation of digital touchscreen devices designed to provide retailers the ability to captivate consumers in new ways and enables truly frictionless purchasing. The Engage Series offers networking, security and interactivity, including acceptance of contact EMV (chip cards) and contactless EMV (tap) payment methods. The devices can be fitted in a range of hardware configurations, including vending, kiosks, amusement parks, and more.

•Our P Series, which include the P66, P100, P100Pro and P30, are our card touchscreen card readers that support the UK/EMEA and MX/LAC markets. Based on various in-country features, these devices are equipped with digital touch screens and can easily accept all major forms of payments in the countries in which they serve today. The P30 is also used as the primary payment terminal in the United States for the our Cooler Cafe solution. All devices offer 4G LTE connectivity and ability to accept contactless EMV payments.

Cantaloupe Go offers a modern line of self-checkout kiosks, Smart Store concepts and the Cantaloupe Go management platform.

•The Go Mini is a cost-effective cash or cashless kiosk great for smaller locations or areas where customers want a quick self-checkout cashless experience. This kiosk includes a 10.5” touchscreen, built in LTE and Wi-Fi, bill acceptor and cash system add-on, credit card reader, multiple mounting options, and a barcode scanner.

•The Go MiniX is a compact, cashless kiosk ideal for locations where quick cashless only self-checkout is key, and is more public friendly with additional accessibility features. This kiosk includes a 15” touchscreen, vertical or horizontal orientation, built-in-camera, barcode scanner, biometric scanner (optional), credit card reader, and accessibility features for the visually impaired.

•The Go Plus100 is a cash and cashless kiosk for tabletop cabinetry in mid-size or larger locations where customers may want to offer cash acceptance that can be loaded onto a stored value card. This kiosk includes a 19” touchscreen, built-in camera, barcode scanner, biometric scanner, bill acceptor (optional), credit card reader, and accessibility features for the visually impaired.

•The Go Plus200 is designed for customers with space constraints. Customers can opt for our standalone kiosk in mid-size or larger locations where the ability to offer cash acceptance loaded onto a stored value card is available. This kiosk includes a 19” touchscreen, built-in camera, barcode scanner, biometric scanner, credit card reader, bill acceptor (optional), customization options for colors and decals, and accessibility features for the visually impaired.

•The Go Plus300 is a robust kiosk designed for government or military locations, offering cash-in and cash-out options to allow for flexible payment options for single-use visitors. This kiosk includes a 19” touchscreen, built-in camera, barcode scanner, biometric scanner, credit card reader, bill acceptor (optional), cash in/out available, customization options for colors and decals, and accessibility features for the visually impaired.

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

•The Cooler Café is designed to deliver the micro market experience with a smaller footprint. Equipped with Cantaloupe’s Smart Lock technology and a cashless POS device, the Cooler Café remains locked until a payment is made. As a result, customers can save on upfront investment costs while maximizing revenue with higher margin food and beverage options. This solution integrates directly into Seed to enhance operator management.

•Our Smart Market, offers customers the micro market experience in a locked format. The consumer walks up to the kiosk first, logs into their account, or swipes their credit/debit card to initiate the coolers and snack section to unlock. Then they have a set amount of time to grab their items, scan at the kiosk and pay before the market locks again.

Acquired in February 2024, our new Cheq product offerings include a wide range of solutions built specifically for the stadium, entertainment and festival sectors.

•The Cheq POS is equipped to serve in both attended and unattended mode. Built with a consumer-friendly user-interface, the Cheq POS register can take orders, accept payments, and integrate into multiple third-party back-end management tools for streamlined processes to venues. The Cheq POS also includes a self-service mode to enable customers to conveniently place their own order to streamline wait times and create less dependency on staff. The Cheq POS accepts credit and debit cards, EMV contactless, mobile wallet, NFC and QR codes.

•The Cheq handheld is an all-in-one mobile device that allows venues to take payments on the go. Built with a long-lasting battery life and the ability to store up to 50,000 transactions offline, venues and festivals can take payments from anywhere with limited access to dedicated power supply stations. The Cheq handheld can accept credit/debit cards, EMV contactless and mobile wallet payments.

•The Cheq mobile app, most commonly integrated into existing venue/fan experience apps, provides event-goers the ability to order, pay and pick-up or request in-seat delivery for products anywhere in the venue. Integrated with in-venue POS menus, the Cheq mobile app is designed to make ordering from anywhere convenient and easy.

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

•Add-on software services within the Seed platform include our new Remote Price Change ("RPC") and integration with our e-commerce partners. RPC seeks to save customers time and money by enabling them to manage prices for products in their machines remotely through Seed. Our e-commerce integration partners enable customers to integrate their online stores to Seed platform for inventory and warehouse management.

•The Cantaloupe Go Portal is a robust cloud-based platform that provides operators the customization to extend market and Smart Cooler features on a location-by-location basis. They can manage kiosk performance and uptime, view inventory and integrate the portal directly into Seed for better market management and service efficiencies. Some of the customizable features inside of the Cantaloupe Go portal include the ability to create coupons and guest passes, loyalty and reward programs, enable payroll deduct, client subsidy programs, health and wellness programs, manage credit card fees and deposits, kiosk alerts and more.

•The Cheq platform provides real-time updates for on-the-fly changes that need to be deployed across multiple POS menus at any given time during an event. It includes intuitive reporting functionality to provide key data insights into both specific venue stations and overall event performance metrics. As a mobile-first platform, Cheq provides access to consumer buying trends and data points to leverage in-app or text notifications for driving new revenue back to any given venue. The Cheq platform seamlessly integrates with over 10 partners today to support the unique business needs of clients and their venues.

•Seed API (formerly known as Quick Connect), is an API web service that allows a client application to securely interface with the Company’s payment processing and asset managing services.

•Additional services include our Cantaloupe Go consumer mobile app loyalty programs, campus card integrations, digital ad-management, and data warehouse services.

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

•Card Processing Services. Through our existing relationships with card processors and card associations, we provide merchant account and terminal ID set up, prenegotiated discounted fees on small ticket purchases, and direct electronic funds transfers to our customers’ bank accounts for all settled card transactions and ensure compliance with processing protocols.

•Customer/Consumer Services. We support our services by providing help desk support, repairs, and replacement services. Inbound consumer billing inquiries are handled through a 24‑hour help desk, which reduces our customers’ exposure to consumer billing inquiries and potential chargebacks. We provide remote maintenance updates and enhancements to software, settings, and features to our card readers via wireless connections.

COMPETITION

The self-service industry is highly competitive with service providers ranging from well-established enterprises to early-stage companies within the financial technology and software services industries. The markets for our products and services are characterized by evolving industry standards, aggressive pricing, continuous innovation, and changing consumer trends. Many of our competitors are challenging our industry position as an industry leader, particularly when it comes to pricing, emulating products, services, and marketing, as well as addressing consumer trends. However, we believe we have competitive strengths that position us for continued success.

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

MARKETS WE SERVE
While the below key verticals represent only a fraction of our total market potential, as described below, these are the areas where we have seen the most traction to date.

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

Micro Markets and Kiosks. While micro markets grow in the traditional vending and food service industry, self-service kiosks are also on the rise. In fact, according to the 2023 Kiosk Marketplace Census Report, global sales of interactive kiosks – not counting ATMs and refreshment vending machines – totaled an estimated $14.5 billion in 2022, a 20% increase over the $12.1 billion in 2021 and surpassing the $10.6 billion in 2020. The report states that, consumer acceptance of e-commerce during the pandemic played an important role in supporting the demand for self-serve kiosks, as the consumer tendency to use technology to shop encouraged brands and retailers to expand self-service offerings.

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

Stadium, Venues and Festivals. Our current customers and primary opportunities in the entertainment venue and festival markets are anywhere from large venues that house premier professional sports teams including the NHL, NFL, MLB, MLS, as well as other venues such as college stadiums, carnivals, state fairs and those adjacent markets. Based on the venue or event, our solutions range from full POS including attended and self-service kiosks, to handhelds and mobile ordering experiences. We provide the payment processing, POS hardware and software services for these venues to manage their operations whether at one event or many throughout a given season.

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

OUR GROWTH OPPORTUNITY

Our primary objective is to continue to enhancing our position as a leading provider of technology powering self-service commerce. Our vertically integrated solutions are designed to fuel growth by offering payment processing, enterprise cloud software, IoT technology, as well as kiosk and POS innovations that serve a variety of locations such as vending, micro markets and smart retail, entertainment venues and festivals, EV charging stations, laundromats, metered parking terminals, amusement and entertainment venues, IoT services and more. Key elements of our strategy are to:

Maximize Growth in Existing Customers/Partners. Having experienced the benefits of our products and services, we believe our current customers represent the largest opportunity to scale recurring revenue and connections, through the addition of new products and services, as well as expanding our footprint of current product offerings. We are continuously seeking to enhance our solutions and services with additional features and functionality that create add-on service offerings to existing customers such as RPC, Seed Markets, Seed Analytics, Seed Pick Easy, and Cantaloupe Go POS solutions. We believe our continued innovation will lead to further adoption of Cantaloupe’s solutions and services in the self-service market.

Capitalize on the Emerging Cashless, Contactless, EMV, NFC, and Growing Mobile Payments Trends Globally. With growing consumer adoption of cashless and digital wallet payments, we believe this trend will continue to drive significant opportunity for us to further penetrate cashless transactions in both existing and new markets in the United States and abroad. As the United States completed its 3G upgrades in 2023, similar opportunities still exist in international markets where many legacy systems are still running on 3G networks and will be required to update to 4G LTE. We plan to take advantage of these opportunities to expand cashless acceptance.

Expand into Micro Markets and Smart Coolers. With our Cantaloupe Go platform, we plan to continue to expand into the growing vertical of micro markets and smart coolers both in near-vending channels as well as adjacent verticals. With self-service and self-checkout on the rise, we believe we are well positioned to leverage our integrated offerings to deliver a scalable micro market and smart cooler solution for businesses of all kinds. We plan to differentiate ourselves by providing a single platform to manage consumer and operational aspects of micro markets and smart coolers, while also integrating multiple service providers for flexibility and ultimate ease to our customers.

Capitalize on Opportunities in International Markets. With the acquisition of Three Square Market in December 2022, we believe we are well positioned to expand across Mexico and Europe, while focusing on increasing market share in the United States. We are focused on continuing to grow our self-checkout micro market kiosks in these regions while also leveraging our Seed platform to optimize a customer’s vending and micro market business. Along with POS terminals, Smart Markets, Cantaloupe Go platform and Seed platform, we’ll establish a presence in cashless payment devices to give a one-stop-shop for our customers. In order to do so, we have dedicated sales resources to spearhead international opportunities, support implementation, and customer success.

Deliver an Exceptional Guest Experience at Stadiums, Venues and Festivals. With our acquisition of Cheq in February 2024, we believe we are also well positioned to disrupt the POS market that supports both large and small entertainment venues, stadiums, festivals, state fairs and more. As a mobile-first built POS, the platform is focused on ensuring guests never miss a moment with in-seat mobile ordering, handhelds to take payments anywhere in venue, and both attended or self-checkout stations for fast-tracking lines. With our existing penetration across more than a dozen venues, we plan to continue delivering a POS platform that meets the consumer needs of today and into the future.

Further Penetrate Attractive Adjacent Markets. We will continue to introduce our turn-key solutions and services to various adjacent markets and verticals where there is a strong need for convenience, safety and security. Key growth verticals we will focus on include amusement and arcades, residential buildings, hotels and hospitality, college campuses and universities and retailers seeking new ways to create grab-and-go experiences both in-store and off-premise concepts. We plan to leverage solutions like our Cantaloupe Go line of products for micro markets, smart coolers and cashless payment acceptance to meet the needs of these industries seeking to deliver self-service solutions for today's consumer.

Extend IoT Services into New Verticals. Leveraging Seed’s ability to know where to go, when to go, and what to take, we can extend our telemetry services into other verticals that currently run on static scheduling models. We believe these verticals provide tremendous greenfield to move static routes to dynamic, servicing locations at the right time and driving greater efficiencies into business operators who provide these services on a daily basis.

Comprehensive Service and Support. In addition to its industry-leading hardware and software, we seek to provide our customers with a comprehensive platform designed to encourage optimal return on investment through business planning and performance optimization; a loyalty and rewards program for consumer engagement; sales data and machine alerts; DEX data transmission; and the ability to extend digital payments capabilities and the full suite of services across multiple aspects of an operator’s business.

SALES AND MARKETING

Our go-to-market strategy includes both direct sales and indirect channels, depending on the particular dynamics of each of our markets. Our direct sale efforts are supported by both inside and external sales team members, which are aligned to serve our enterprise, mid-market, and small business customers and prospects, along with our channel partners and resellers both domestically and internationally. In order to expand our sales reach, we maintain agreements with resellers, affiliate networks, and distributors in select market segments. Our marketing drives growth through a variety of online and offline initiatives designed to build brand awareness, position our thought leadership within the self-service commerce market, highlight our competitive strengths, and illustrate the value of our products and services to our opportunity markets. Activities include creating a vibrant company and product presence on the web, digital advertising, Search Engine Optimization (“SEO”), and social media; affiliate and referral programs; our e-commerce store, the use of direct mail and email campaigns; educational online and in-person user conferences; content curation through blogs, white papers, guides, podcasts, and joint industry studies; advertising in vertically-oriented trade publications; participating in industry trade shows and events; and working closely with customers and key strategic partners on co-marketing opportunities that drive customer and consumer adoption of our services.

IMPORTANT RELATIONSHIPS

Our most important relationships are with our 31,466 customers, which are governed by services agreements that provide for terms and conditions of purchase, rental, subscription or lease of the devices, licensing of our solutions, and processing services. Under the terms, we typically collect our fees from settled funds, including activation fees, monthly service fees, and transaction processing fees. Our relationships with certain large customers are governed by customized terms and conditions contained within individually negotiated services agreements.

In addition to our customer relationships:
•We maintain broad and long-standing relationships with card industry associations. From time to time, we enter into short-term incentive and promotional agreements with the card industry counterparties.
•We maintain close relationships with domestic wireless telecommunications carriers and with which we have long-term bespoke pricing and support terms.
•We have long-term agreements with our payment processors, each of which is seamlessly integrated with our products and customers.
•We have established reseller relationships with select solution providers for add-on features and services within our traditional offerings.

Lastly, we have a number of key technology vendors supporting our network environment and technology, our product development and our product offerings.

MANUFACTURING AND SUPPLY CHAIN

We utilize independent third-party manufacturing partners to produce the substantial majority of our electronic payment device hardware products that we market and sell to our customers. Production by our manufacturing partners is required to be performed in accordance with our product specifications, quality control and compliance standards. For the years ended June 30, 2024 and June 30, 2023 our manufacturing activities principally took place in the United States, Mexico and the United Kingdom.
Our internal processes center around quality assurance of materials and testing of finished goods received from our contract manufacturers.
We continued to experience certain elevated component and supply chain costs necessary for the production and distribution of our hardware products during the year. We are continually monitoring and evaluating manufacturing partners to accommodate our growth objectives while minimizing risks of disruption within our supply chain operations.
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

Much of the technology developed or to be developed by us is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, we have entered into confidentiality agreements with our key employees.

As June 30, 2024, 140 patents have been granted to or acquired since our inception in 1992. Of the 140 patents, 49 are still in force as of June 30, 2024. Our patents expire between 2024 and 2038. To the extent renewable, we intend to renew these patents. We will pursue intellectual property protection to the extent we believe it would be beneficial and cost-effective.

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

We had 31,466 Active Customers and 1.22 million Active Devices connected to our service as of June 30, 2024 compared to 28,584 Active Customers and 1.17 million Active Devices as of June 30, 2023.

HUMAN CAPITAL MANAGEMENT

As of June 30, 2024, we had 359 full-time employees compared to 269 full-time employees as of June 30, 2023. This represents a headcount increase of approximately 33% over prior year. Headcount growth has occurred primarily in our Sales, Customer Support and Technology departments. The headcount increase aligns with our overall objective to reduce reliance on outside consultants which in turn leads to a reduction in certain general and administrative expenses and enables us to instead invest in innovative technologies and products and increase marketing spend to penetrate new and existing customers. We seek employees who share a passion for our technology and its ability to improve our customers’ businesses.

We believe our ability to attract and retain the most qualified candidates in all areas of our business is critical to our future success and growth, and we strive for a well-balanced and diverse workforce. In addition to standard Company-wide Compliance trainings, we prioritize and invest in helping our employees grow professionally in their career. We offer a combination of interactive professional development trainings, access to on demand online courses through our learning management system, and group learning programs.

We offer our employees wages and benefit packages that we believe are competitive with others throughout our industry. In addition to salaries, we provide benefits including a 401(k) retirement savings plan, healthcare and insurance benefits, health savings and flexible spending accounts, tuition reimbursement, paid time off, as well as other benefits including access to mental health benefits, and a paid parental leave policy.

Each year, we request our employees to complete a Company-wide employee engagement survey. The survey is facilitated internally through our Human Resources department. The survey reflects questions to gauge employee sentiments toward current trends and issues including company direction and strategy, communication by management, individual development, team culture, and overall satisfaction. With the information provided by the annual engagement survey, leadership is provided key insights and valuable feedback which we implement in our Company-wide action plans with the intent to focus on key areas to prioritize, enhance, and drive increased employee engagement, learning and development, and professional growth for our employees.
AVAILABLE INFORMATION

The public may access any materials the Company files with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholder meetings, and amendments to those reports, through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. These reports are also available free of charge on our website, www.cantaloupe.com, as soon as reasonably practicable after we electronically file the material with the SEC. In addition, our website includes, among other things, charters of the various committees of our Board of Directors and our code of business conduct and ethics applicable to all employees, officers and directors. Within the time period required by the SEC, we will post on our website any amendment to the code of business conduct and ethics and any waiver applicable to any executive officer, director or senior financial officer. We use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information on our website does not constitute part of this document.

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
The global payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, spending, and discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate, supply chain disruptions, geopolitical conflicts, political uncertainty, inflationary pressure, elevated interest rates or interest rate fluctuations such as those that occurred recently, may adversely affect our financial performance by reducing the number or active devices, active customers and total number of transactions using our payment solutions.
A downturn in the economy and other adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. These trends could include the following:
•low levels of consumer and business confidence typically associated with recessionary environments may result in decreased spending by consumers;
•higher consumer debt levels or high unemployment may result in decreased spending by consumers;
•budgetary concerns in the United States and other countries could affect sovereign credit ratings, and impact consumer confidence and spending;
•supply chain disruptions may result in decreased spending by consumers whose ability to provide goods and services is materially impacted;
•supply chain disruptions could also impact our ability to purchase devices for existing or prospective customers;
•current and potential future inflationary pressures, which may adversely impact spending by consumers; and
•deterioration of emerging market economies, which tend to be more sensitive to adverse economic trends than the more established markets we serve.
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
We only recently began to be profitable and if we incur losses in the future, the price of our shares can be expected to fall.
We experienced losses from inception through June 30, 2012, and from fiscal year 2015 through fiscal year 2022. For fiscal years 2024 and 2023, we recognized net income of $12.0 million and $0.6 million, respectively. For fiscal year 2022, we incurred a net loss of $1.7 million. Despite recent profitability, there can be no assurance that we will continue to be profitable in the future. Accordingly, we may be required to use our cash and cash equivalents on hand and may raise capital to meet cash flow requirements including the issuance of common stock or debt financing. Additionally, if we incur losses in the future, the price of our common stock can be expected to fall.
If we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

Our success depends on our ability to develop new products and services to address the rapidly evolving market for cashless payments and cloud and mobile solutions for the self-service retail markets. Rapid and significant technological changes continue to confront the industries in which we operate, including developments in proximity payment devices. These new services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Incorporating new and acquired technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. There can be no assurance that any new products or services we develop and offer to our customers will achieve significant commercial acceptance. Our ability to develop new products and services may be inhibited by industry-wide standards, payment card networks, existing and future laws and regulations, resistance to change from our customers, challenges of integration with a wide variety of legacy end-point machines, or third parties’ intellectual property rights. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

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

Substantially all of the service contracts with our customers are terminable for any or no reason upon thirty days advance notice.

Substantially all of our customers may terminate their services with us for any or no reason by providing us with thirty days' advance notice, subject to, in some instances, early termination fees. Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, outages, defects, or other issues with our products or services or competition in the marketplace could cause us to lose a substantial number of our customers with minimal notice. If a substantial number of our customers were to exercise their termination rights, it would result in a material adverse effect to our business, operating results, and financial condition.

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

We may, from time-to-time, outsource engineering work related to the design, development, and operations of our products and services, typically to save money and gain access to additional engineering resources. We have worked, and expect to work in the future, with companies located in jurisdictions outside of the U.S., including, but not limited to Sweden, Romania, Columbia, and India. If we are unable to properly manage and oversee the outsourcing of engineering and other work to third parties located internationally that operate under different laws and regulations than those in the U.S., we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents and trade names. Additionally, instead of saving money, we could in fact incur significant additional costs because of inefficient engineering services and poor work product, which could harm our business, financial results, reputation, and brand.

The loss of one or more of our key customers could significantly reduce our revenues, results of operations, and reduce net income.
We have derived, and believe we will continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Customer concentrations for the years ended June 30, 2024, 2023 and 2022 were as follows:

	For the year ended June 30,
Single customer	2024	2023	2022
Total revenue	9%	12%	14%
The loss of such customers could materially adversely affect our revenues. Additionally, a major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. We have offered, and may in the future offer, discounts to our large customers to incentivize them to continue to utilize our products and services. If we are required to sell products to any of our large customers at reduced prices or unfavorable terms, our revenue and earnings could be materially adversely affected. Further, there is no assurance that our customers will continue to utilize our transaction processing and related services as our customer agreements are generally cancellable by the customer on thirty days notice.

Increases in card association and debit network interchange fees could increase our operating costs or otherwise adversely affect our operations.

We are obligated to pay interchange fees and other network fees set by the bankcard networks to the card issuing bank and the bankcard networks for each transaction we process through our network. From time to time, card associations and debit networks increase the organization and/or processing fees, known as interchange fees that they charge. Under our processing agreements with our customers, we are permitted to pass along these fee increases to our customers through corresponding increases in our processing fees. Passing along such increases could result in some of our customers canceling their contracts with us. Consequently, it is possible that competitive pressures will result in us absorbing some or all of the increases in the future, which would increase our operating costs, reduce our gross profit and adversely affect our business.

Our efforts to expand into international markets may not be successful; our products and services may not gain traction in new markets; and managing international operations may be challenging or may fail.
As we seek to expand into international markets, we may not be successful, or our plans may be delayed. We only recently began managing international operations. Our products will need to be localized in some cases and if our localization efforts fail or are delayed or our products and services do not gain traction in new markets, our business could be adversely affected.

Geopolitical conflicts, including the conflict between Russia and Ukraine and the conflict between Israel and Hamas, may adversely affect our business and results of operations.

While we do not currently have employees, customers or corporate offices in impacted areas, we have worked, and expect to work in the future, with companies located in jurisdictions outside of the U.S., including, but not limited to Ukraine. In addition, we are focused on international expansion. As a result, our operations and international expansion efforts could be impacted by economic, political and other conditions resulting from the current conflict between Russia and Ukraine and the conflict between Israel and Hamas, which could, among other things, lead to a reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation, volatility in global financial markets, increased cyber disruptions or attacks, higher supply chain costs and increased tensions between the United States and countries in which we operate, which could result in charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses, and could adversely affect our financial position and results of operations. To the extent the Russia-Ukraine conflict or the Israel-Hamas conflict adversely affects our business, it may also have the effect of heightening many other risks disclosed in this Annual Report, any of which could have a material adverse effect on our business and results of operations.

Increased scrutiny from shareholders, customers and other stakeholders regarding our environmental, social, and governance, or sustainability responsibilities, could adversely impact our liquidity, results of operations, reputation, and stock price.

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

We rely on information technology and other systems to transmit financial information of consumers making cashless transactions and to provide accounting and inventory management services to our customers. As such, the information we transmit and/or maintain is exposed to the ever-evolving threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, cyber-attack or unauthorized or fraudulent use by consumers, customers, company employees, or employees of third party vendors. While we have implemented various cybersecurity defense mechanisms and risk management initiatives, there can be no assurance that such mechanisms and initiatives will be effective, and may experience a cybersecurity breach. A cybersecurity breach of our informational technology systems, or those of third parties upon whom we rely, could result in disclosure of confidential information and intellectual property, or cause operational disruptions and compromised data. We may be unable to anticipate or prevent techniques to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. Further, cybersecurity attacks are becoming more frequent and sophisticated, including through emerging AI technologies, which may intensify or exacerbate cybersecurity risks or introduce new risks.

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

Furthermore, the technology systems of businesses that we have acquired, or may acquire, as well as their practices related to the collection, use, maintenance, and disclosure of data, could present issues that we were not able to identify prior to the acquisition or other issues that continue to pose risk to use, such as cybersecurity vulnerabilities or past cybersecurity or privacy incidents. Following an acquisition, we take steps to ensure our data and system security protection measures cover the acquired business as part of our integration process. As such, there may be a period of increased cybersecurity risk during the period between closing an acquisition and the completion of our data and system security integration. Furthermore, despite these efforts, especially in light of increasingly sophisticated techniques used in cybersecurity attacks, our information technology systems and those of third parties with who we do business or communicate may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events and in these circumstances where we cannot fully anticipate, detect, repel, or implement fully effective preventative measures, our disaster recovery plans may be ineffective or inadequate.
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

The operation of our networked devices depends upon the capacity, reliability and security of services provided to us by our wireless telecommunication services providers, equipment manufacturers and other suppliers. In addition, if we terminate relationships with our current telecommunications service providers and other third-party suppliers, we may have to replace hardware that is part of our existing ePort, Seed, or other products that are already installed in the marketplace. This could significantly harm our reputation and could cause us to lose customers and revenue.

We rely on other card payment processors, and if they fail or no longer agree to provide their services or we fail to operate in compliance with the requirements of those relationships, our customer relationships could be adversely affected, and we could lose business.

We rely on agreements with other large payment processing organizations to enable us to provide card authorization, data capture and transmission, settlement and merchant accounting services for the customers we serve. The termination by our card processing providers of their arrangements with us or their failure to perform their services efficiently and effectively would adversely affect our relationships with the customers whose accounts we serve and may cause those customers to terminate their processing agreements with us.

Further, substantially all of the cashless payment transactions handled by our network involve the three largest credit card associations. If we fail to comply with the applicable standards or requirements of these card associations relating to security, they could suspend or terminate our registration with them. The termination of our registration with them or any changes in the respective rules that would impair our registration with them could require us to stop providing cashless payment services through our network. In such event, our business plan and/or competitive advantages in the market place would be materially adversely affected.

Disruptions at other participants in the financial system could prevent us from delivering our cashless payment services.

The operations and systems of many participants in the financial system are interconnected. Many of the transactions that involve our cashless payment services rely on multiple participants in the financial system to accurately move funds and communicate information to the next participant in the transaction chain. A disruption for any reason at one of the participants in the financial system could impact our ability to cause funds to be moved in a manner to successfully deliver our services. Although we work with other participants to avoid any disruptions, there is no assurance that such efforts will be effective. Such a disruption could lead to the inability for us to deliver services, reputational damage, lost customers and lost revenue, loss of customers’ confidence, as well as additional costs, all of which could have a material adverse effect on our revenue, profitability, financial condition, and future growth.

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

We could acquire additional products, technologies, or businesses to complement or expand our existing business. We may be unable to negotiate favorable terms in a timely manner or at all. Negotiation and integration of these types of potential business combinations could divert management’s time and resources. In addition, we may encounter unanticipated costs, operational challenges, or potential disruption of our business and diversion of management’s attention from our core business. We may not realize the anticipated benefits from our acquisitions. We could reduce the cash that would otherwise be available to fund operations or other purposes, or we could incur debt, potentially on unfavorable terms.

Additionally, for any future acquisition, we need to determine the appropriate level of integration of products, services, associates, and information technology, financial, human resources, compliance, and other systems and processes, and then successfully manage that integration into our corporate structure. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. In addition, the integration of businesses may create complexity in our financial systems, internal controls, technology and cybersecurity systems, and operations and may make them more difficult to manage. Even if the target companies are successfully integrated, the acquisitions may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional risks and liabilities.
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
As of June 30, 2024, the United States Government and other countries have granted us 140 patents, of which 49 are still in force. Our patents expire between 2024 and 2038. There can be no assurance that we will be able to successfully renew any of these patents following their expiration. We also have a number of pending patent applications, and will consider filing applications for additional patents covering aspects of our future developments, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. There can be no assurance that:
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

At June 30, 2024, we had a net working capital surplus of $51.9 million and cash and cash equivalents of $58.9 million. We had net cash provided by (used in) operating activities of $27.7 million, $14.2 million, and $(8.7) million for fiscal years ended 2024, 2023, and 2022, respectively. We may need additional funds to continue these operations. We may also need additional capital to respond to unusual or unanticipated non-operational events. Should the financing that we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and future prospects.

Failure to comply with any of the financial covenants under the Company’s debt facilities could result in an event of default which may accelerate our outstanding indebtedness or other obligations and have a material adverse impact on our business, liquidity position and financial position.

We are party to an amended and restated credit agreement with JPMorgan Chase Bank, N.A. which provides for a $15 million secured revolving credit facility (as amended, the “Amended Revolving Facility”) and a $25 million secured term facility (as amended, the “Amended Secured Term Facility” and together with the Amended Revolving Facility, the “JPMorgan Credit Facility”).

The JPMorgan Credit Facility has a four-year maturity and includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires us to maintain, at all times, a total leverage ratio of not more than 3.00 to 1.00 on the last day of any fiscal quarter. The other financial covenant is conditional on a material acquisition occurring: if a material acquisition occurs, we are required to maintain a total leverage ratio not greater than 4.00 to 1.00 for the next four fiscal quarters following the material acquisition.

We were in compliance with its financial covenants as of June 30, 2024. Failure to comply with the foregoing financial covenants, if not cured or waived, will result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owed under the JPMorgan Credit Facility and could have a material adverse impact on our business, liquidity position and financial position.

We cannot be certain that our future operating results will be sufficient to ensure compliance with the financial covenants in the JPMorgan Credit Facility or to remedy any defaults. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make the accelerated payments required under the JPMorgan Credit Facility.
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

We are subject to laws, regulations and business practices of the foreign jurisdictions in which we operate. These laws, regulations and business practices expose us to risks that are different than or in addition to those commonly found in the United States. Risks relating to our international operations and properties include:

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

•business disruptions arising from public health crises and outbreaks of communicable diseases;

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

We and certain of our former officers and directors have been subject to litigation, government investigations or proceedings, including the 2019 Investigation (refer to Note 18 – Commitments and Contingencies to the consolidated financial statements in Part II, Item 8 of this Annual report). Future litigation, investigation or other actions that may be filed or initiated against us or our former officers or directors may be time consuming and expensive. We cannot predict what losses we may incur in these matters, and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to these matters.

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

We have identified material weaknesses in our internal controls in the past, including as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023. We have also previously restated certain of our consolidated financial statements (most recently in February 2020 for the fiscal period ended September 20, 2019). We may identify additional material weaknesses or significant deficiencies in our internal controls in the future. If any such control deficiencies occur in the future, we may not detect errors on a timely basis and our financial statements could be materially misstated. As a result, we may be forced to restate our financial statements and take other actions which will take significant financial and managerial resources, as well as be subject to fines and other government enforcement actions. A restatement of our financial results could, among other potential adverse effects, impact our ability to timely file our periodic reports until the restatement is completed. In addition, investors could lose confidence in the accuracy and completeness of our financial reports, which could negatively affect the market price of our common stock, perhaps significantly. In addition, we could become subject to investigations, such as the 2019 Investigation, litigation or disputes with stockholders, which could have an adverse impact on our business. For information regarding the 2019 Investigation.

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

Exclusion from the Russell 2000® Index could result in a decline in the price of our stock.
Although we are currently included in the Russell 2000® Index, if our market capitalization were to fall below the minimum necessary, we could be dropped from inclusion. If we were no longer included in the Russell 2000® Index, it could result in a decline in demand for our common stock and, accordingly, the trading price of our common stock following such events.

Upon certain fundamental transactions involving the Company, such as a merger or sale of substantially all of our assets, we may be required to distribute the liquidation preference then due to the holders of our Series A Preferred Stock which would reduce the amount of the distributions otherwise to be made to the holders of our common stock in connection with such transactions.
Our articles of incorporation provide that upon a merger or sale of substantially all of our assets or upon the disposition of more than 50% of our voting power, the transaction will be treated as a liquidation if approved by the holders at least 50% of the preferred stock. Upon our liquidation, the holders of our preferred stock are entitled to receive a liquidation preference prior to any distribution to the holders of common stock which, as of June 30, 2024 was approximately $22.7 million, inclusive of accrued dividends. No dividend may be paid on our common stock until all accumulated and unpaid dividends on our preferred stock have been paid.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management & Strategy

Our cybersecurity program is designed to safeguard the confidentiality, integrity and availability of information assets by monitoring the cyber threat landscape, internal threats and technological changes and through the development of controls to mitigate risk to the organization and our customers. While cybersecurity is a dynamic and constantly evolving field, we strive to minimize the occurrence and impact of unauthorized access, disruption to our information systems and are committed to staying informed about emerging threats, adopting industry best practices, and integrating feedback from our assessment and incidents. We deploy and manage both preventive and detective controls and processes to mitigate cybersecurity threats, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems. We also deploy and manage preventive and detective controls and processes related to the mitigation of risks from our use of third-party service providers.

Our organization undergoes annual reviews by third-party consultants to help assess the implementation and operational effectiveness of the security controls implemented in our service environment which is in scope for Payment Card Industry Data Security Standard ("PCI DSS") and American Institute of Certified Public Accountants ("AICPA") System and Organization Controls ("SOC").

Our program is designed to guide our practices which are based on relevant industry frameworks and laws. This program consists of policies and procedures designed to manage material risks from cybersecurity threats, including training requirements, threat monitoring and detection and threat containment and risk assessments. Additionally, we leverage third-party firms to conduct routine external and internal penetration testing to emulate the common tactics and techniques of cyber threat actors and have processes to address identified vulnerabilities, although it may take time to mitigate or manage such vulnerabilities. Results of this testing is included in the Company's SOC report. Further, we also carry cyber security insurance, which is renewed annually and covers cyber events and business interruption. We closely monitor costs of breaches within the industry in an effort to ensure that our coverage is sufficient to address all reasonably foreseeable threats and levels of risk.

We have an Incident Management Policy ("IMP") and Incident Response Plan ("IRP") which helps enable us to quickly detect, respond to, and recover from third-party malicious attacks and potential security incidents. This plan includes formal steps to review incidents and implement improvements, including steps to involve the CISO, CIO and CTO as appropriate.

Oversight

Our Information Security Program is overseen by our Chief Information Security Officer (“CISO”), who reports to our Chief Technology Officer (“CTO”). Our CISO oversees the third-party consultants who help assess our security controls and penetration testing previously described. The CTO provides oversight, leadership and direction for data risks, technology risks and information security. Our CISO leads the Cybersecurity organization and has the overall responsibility of implementing its strategy and objectives to build a strong cyber engineering function.

Our CISO has over 20 years of information technology experience with specialization in information security and risk management. Our CISO has industry recognized certifications including Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), Payment Card Industry Professional (PCI ISA & PCIP). He worked in various information security roles at other large public traded companies.

The CISO and CTO report to the Board of Directors who have ultimate responsibility in overseeing enterprise risks, including cybersecurity threats.

Item 2. Properties.
Our current headquarters are located at 101 Lindenwood Drive, Malvern, Pennsylvania. All of our current locations are leased and expire in varying years outlined below. All of our leased facilities are used for corporate functions, product development, sales, and other purposes. We believe our existing facilities are sufficient for our current and future needs.

Location	Approximate Monthly Base Rent	Lease Expiration	Approximate Size
Atlanta, Georgia	$38,000 - $44,000	July 2029	15,300 sq. ft.
Malvern, Pennsylvania	$65,000 - $85,000	March 2035	27,000 sq. ft.
Denver, Colorado(1)	$45,000 - $53,000	December 2026	16,700 sq. ft.
River Falls, Wisconsin	$35,000	November 2026	36,100 sq. ft.
Metairie, Louisiana(1)	$15,000 - $16,000	July 2024	7,800 sq. ft.
Seattle, Washington	$6,000	December 2024	2,400 sq. ft.
Birmingham, United Kingdom	$4,500	December 2026	6,800 sq. ft.
Dhaka, Bangladesh	$3,740	June 2025	4,400 sq. ft.

(1) These office space locations are no longer utilized by the Company and have been sub-leased.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on The NASDAQ Global Market under the symbol “CTLP”. As of September 6, 2024, there were 485 holders of record of our common stock and 214 record holders of the preferred stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.
The holders of the common stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s common stock or preferred stock. No dividend may be paid on the common stock until all accumulated and unpaid dividends on the preferred stock have been paid. As of June 30, 2024, accumulated unpaid preferred stock dividends amounted to approximately $18.9 million. The preferred stock is also entitled to a liquidation preference over the common stock. As of June 30, 2024, the liquidation preference was approximately $22.7 million, inclusive of the $18.9 million unpaid dividends.
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
COMPARISON OF 5‑YEAR CUMULATIVE TOTAL RETURN
Among Cantaloupe, Inc., The US Small-Cap Russell 2000® Index, and The S&P 500 Information Technology Index

Five Year Total Return
400
300
200
100
0
Total Return per Share (in dollars)
2019
2020
2021
2022
2023
2024
Fiscal Year Ended June 30,
Cantaloupe, Inc.
S&P 500 Information Technology Index
US Small-Cap Russell 2000 Index

Total Return For:	Jun-19	Jun-20	Jun-21	Jun-22	Jun-23	Jun-24

Cantaloupe, Inc.	$100	$94	$160	$75	$107	$89
US Small-Cap Russell 2000® Index	$100	$92	$147	$109	$121	$131
S&P 500 Information Technology Index	$100	$134	$189	$162	$225	$318
The information in the performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such a filing. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report, as well as the discussion under “Item 1A. Risk Factors.” For further discussion of the business, industry, our products and services, competitive strengths, and growth strategy, see “Item 1. Business.” Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended June 30, 2024 and June 30, 2023. Discussion of fiscal year 2023 items and the year-over year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended June 30, 2023 and June 30, 2022 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was previously filed with the SEC on September 25, 2023.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Furthermore, the period-over-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future.
OVERVIEW OF THE COMPANY

We are a global technology leader powering self-service commerce. We offer a comprehensive suite of solutions including micro-payment processing, self-checkout kiosks, mobile ordering, connected POS systems, and enterprise cloud software. Handling more than a billion transactions annually, our solutions enhance operational efficiency and consumer engagement across sectors like food & beverage markets, smart automated retail, hospitality, entertainment venues, laundromats and more. Committed to innovation, we aim to drive advancements in digital payments and business optimization, serving 31,466 customers in the U.S., U.K., EU countries, Australia, and Mexico.
Our fiscal year ends June 30. We generate revenue in multiple ways. During the fiscal years ended June 30, 2024 and June 30, 2023, we derived approximately 86% of our revenue from subscription and transaction fees, and approximately 14% from equipment sales. Active Devices on our service include POS electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Customers can obtain POS electronic payment devices from us in the following ways:
•Purchasing devices directly from the Company or one of its authorized resellers;
•Financing devices under the Company’s QuickStart Program, which are non-cancellable 60-months sales-type leases directly from the Company; and
•Renting devices under the Company's Cantaloupe ONE program, which are typically 36-months duration agreements.
Highlights
Highlights of the Company for the fiscal year ended June 30, 2024 are below:

•Revenues of $269 million, an increase of 10% year over year, led by higher transaction and subscription fees revenue;

•$3.0 billion in dollar volume of transactions for the year ended June 30, 2024 compared to $2.6 billion for the year ended June 30, 2023, an increase of $0.4 billion, or 15%;

•1.22 million Active Devices as of June 30, 2024 compared to 1.17 million as of June 30, 2023, an increase of approximately 55 thousand Active Devices, or 5%;

•31,466 Active Customers to our service as of June 30, 2024 compared to 28,584 as of June 30, 2023, an increase of 2,882 Active Customers, or 10%;

•We acquired Cheq, which offers a portfolio of POS solutions that include both register and self-service kiosk ordering, handheld devices for taking payments on-the-go, and mobile app ordering for pick-up or in-seat delivery – serving the sports stadium, entertainment venues and festival industries;

•We launched Seed Analytics and Seed Intelligence, two new premium analytics tools available within the Seed Pro platform, designed to transform the way vending operators leverage data for business growth with improved decision-making and enhanced productivity;

•Continued our thought-leadership initiatives, including the release of our 2024 Micropayment Trends Report, which studied micro payment trends (transactions less than $10) at food and beverage vending and at amusement machines throughout the United States and Canada in 2023;

•In February 2024, we held our annual user conference, Cantaloupe University, in Las Vegas, NV, where we showcased our latest technologies and provided two days of training and education around our entire platform and suite of products; and

•We showcased our full suite of solutions for the European and Mexico markets at Cantaloupe LIVE in the Milton-Keynes, U.K. and Mexico City, Mexico. Both events allowed customers, partners and industry professionals to see the latest technology for self-service retail serving their respective markets. We also showcased our cashless device the P30, the Seed platform, micro market technology and our smart coolers with age verification solutions at various industry trade shows within Mexico.

MARKET CONDITIONS

The self-service industry is highly competitive with service providers ranging from well-established enterprises to early-stage companies within the financial technology and software services industries. The markets for our products and services are characterized by evolving industry standards, aggressive pricing, continuous innovation, and changing consumer trends. We believe the following macroeconomic conditions and specific industry trends and uncertainties are most likely to impact our financial results:

•Our ability to meet rising demand from the increased adoption of cashier-less models via vending machines, self-service kiosks, and mobile ordering as consumer preferences for use of faster, simpler and more seamless digital purchase and payment experiences continues to grow;

•Our ability to implement successful enhancements and new features for our products and services and to successfully target, acquire and integrate new businesses;

•The broader implications of the macroeconomic environment, including a potentially sustained deterioration in general economic conditions in the markets in which we operate, including as a result of supply chain disruptions, geopolitical conflicts (including the conflicts between Russia and Ukraine and Israel and Hamas), political uncertainty, inflationary pressure, elevated interest rates or interest rate fluctuations such as those that occurred recently; and

•Ongoing labor challenges and inflation drive increased utility of actionable operational business intelligence from new technologies like machine learning and AI to drive operational efficiencies and operational transparency through modern, cloud-based logistics and inventory management solutions.

For a further discussion of trends, uncertainties and other factors that could affect our business performance and our financial and operating results, see the section entitled “Risk Factors” in Item 1A.

KEY METRICS
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

	As of and for the years ended
	June 30, 2024	June 30, 2023	June 30, 2022
Devices:
Active Devices (thousands)	1,223	1,168	1,137

Customers:
Active Customers	31,466	28,584	23,991

Volumes:
Total Number of Transactions (millions)	1,144	1,096	1,053
Total Dollar Volume of Transactions (millions)	$3,038	$2,646	$2,287

Subscription and transaction fees - Trailing 12 months (thousands)	$231,496	$200,223	$168,850
Average revenue per unit (ARPU)	$193.64	$173.70	$151.35

RESULTS OF OPERATIONS

	Year Ended June 30,		Change	Percent Change
($ in thousands)	2024	2023	2024 v. 2023
Subscription and transaction fee revenue	$231,497	$200,223	$31,274	15.6%

Cost of subscription and transaction fees(1)	131,400	119,715	11,685	9.8%
Amortization(2)	6,767	5,020	1,747	34.8%

Gross profit, subscription and transaction fees	$93,330	$75,488	$17,842	23.6%

Equipment sales	$37,099	43,418	(6,319)	(14.6)%

Cost of equipment sales	34,545	42,690	(8,145)	(19.1)%

Gross profit, equipment(3)	$2,554	$728	$1,826	250.8%

Total gross profit	$95,884	$76,216	$19,668	25.8%

Gross margin
Subscription and transaction fees	40.3%	37.7%	2.6%
Equipment sales	6.9%	1.7%	5.2%
Total gross margin	35.7%	31.3%	4.4%

(1) Cost of subscription and transaction fees excludes amortization of certain technology assets, see (2) below.
(2) Amortization of internal-use software assets and developed technology assets.
(3) The Company's internal-use software assets and developed technology assets are not associated with equipment sales.

Revenues
Total revenues increased by $25.0 million, or 10%, from $243.6 million for the year ended June 30, 2023, to $268.6 million for the year ended June 30, 2024. The increase was attributable to a $31.3 million increase in subscription and transaction fees, partially offset by a $6.3 million decrease in equipment sales.
The increase in subscription and transaction fees was primarily driven by increased processing volumes, with an approximately 15% increase in total dollar volumes for the year ended June 30, 2024 compared to the prior year. Our transaction fees increased $23.6 million, or 18%, due to an increase in the average price per transaction and Total Number of Transactions relative to the prior year. Our subscription fees increased approximately $7.7 million, or 11% for the year ended June 30, 2024 compared to the prior year which was attributed to a focus of management on growing our recurring subscription services to our customer base and a 5% increase in the Active Devices count compared to last year. Our Cheq acquisition contributed $2.1 million in subscription and transaction fees for the year ended June 30, 2024.

The decrease in equipment sales for the year ended June 30, 2024 was primarily driven by the upgrades of some of our customers from 3G to 4G network compatible devices in 2023, with these upgrades substantially complete in 2024.
Costs of sales
Costs of sales increased $3.5 million for the year ended June 30, 2024 compared to the year ended June 30, 2023. The increase was attributed to a $11.7 million increase in Cost of subscription and transaction fees, partially offset by a $8.1 million decrease in equipment costs. Cost of subscription and transaction fees increased $11.7 million primarily due to corresponding increases in transaction processing fee revenue and transaction processing volumes. Cost of equipment sales decreased $8.1 million primarily due to a decrease in the volume of equipment sold during the current fiscal year as a result of 3G to 4G upgrades as described above.
Operating Expenses

	Year ended June 30,		Change	Percent Change
($ in thousands)	2024	2023	2024 v. 2023
Sales and marketing	$20,310	$12,427	$7,883	63.4%
Technology and product development	16,532	20,726	(4,194)	(20.2%)
General and administrative	41,395	36,926	4,469	12.1%
Investigation, proxy solicitation and restatement expenses, net of insurance recoveries	(1,522)	(362)	(1,160)	320.4%
Integration and acquisition	1,197	3,141	(1,944)	(61.9%)
Depreciation and amortization	10,570	7,618	2,952	38.8%
Total operating expenses	$88,482	$80,476	$8,006	9.9%
Total operating expenses.  Operating expenses increased by $8.0 million, or 9.9%, for the year ended June 30, 2024 compared to the prior year. The change was primarily attributed to an increase of $4.5 million in general and administrative expenses, a $7.9 million increase in sales and marketing costs, a $3.0 million increase in depreciation and amortization. This increase was partially offset by a $1.9 million decrease in integration and acquisition expense, a $1.2 million decrease in investigation, proxy solicitation and restatement expenses, and a $4.2 million decrease in technology and product development expenses. See further details within individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $7.9 million for the year ended June 30, 2024 compared to the year ended June 30, 2023. The change was primarily due to higher sales and marketing employee personnel cost in the current year, to support our expanding business and service offerings in the United States and international markets.

Technology and product development. Technology and product development expenses decreased approximately $4.2 million for the year ended June 30, 2024 compared to the year ended June 30, 2023. The decrease in the current year was driven by lower expensed personnel costs as we continued to invest in internal-use software which resulted in higher capitalized costs compared to the prior year. We focus on investing in innovative technologies, specifically advancing mobile enhancements across the Seed platform, Cantaloupe Go and the mobile loyalty platform for consumers. Additional expenses in technology were incurred to further strengthen our network environment and platform, which will provide our customers greater stability, reliability, and overall higher performance on processing transactions and transmitting data.

General and administrative expenses. General and administrative expenses increased approximately $4.5 million for the year ended June 30, 2024 compared to the year ended June 30, 2023. The increase was primarily driven by a $2.9 million increase in personnel compensation cost, as a result of our growing business, including a 33% increase to our headcount year-over-year, a $2.8 million increase in consulting professional services spent as part of our remediation of previously identified material weaknesses in our internal controls over financial reporting and $0.4 million increase in rent expense. These increases were offset by a $0.8 million decrease in travel and entertainment and a $0.6 million decrease from the release of sales tax reserves.

Investigation, proxy solicitation and restatement expenses, net of insurance recoveries. In April 2024, we agreed to a net settlement of approximately $1.5 million with a third-party insurance carrier related to the reimbursement of expenses associated with the 2019 Investigation. The settlement was recognized as a gain in our consolidated statement of operations for the year ended June 30, 2024. During fiscal year 2023, we reached a settlement with the SEC to resolve its 2019 Investigation, which included a civil monetary penalty payment of $1.5 million. The penalty payment was fully paid to the SEC as of June 30, 2023. During fiscal year 2023, we received a $2.0 million reimbursement from its directors and officers (D&O) insurance policy for legal fees and expenses incurred in connection with the 2019 Investigation. The D&O reimbursement proceeds were recorded as a reduction of “Investigation, proxy solicitation and restatement expenses, net of insurance recoveries” on our Consolidated Statement of Operations for the fiscal year ended June 30, 2023. For additional information, refer to Note 18 – Commitments and Contingencies to the consolidated financial statements in Part II, Item 8 of this Annual report.

Integration and acquisition. For the fiscal year ended June 30, 2024, the Company incurred professional service fees of $1.2 million from accounting, legal, investing banking advisors and consulting services for the successful completion of the Cheq acquisition, as well as post-acquisition costs associated with the integration process. For the fiscal year ended June 30, 2023, the Company incurred professional service fees of $3.1 million from accounting, legal, investing banking advisors and consulting services for the successful completion of the 32M acquisition, as well as post-acquisition costs associated with the integration process.

Depreciation and amortization. Depreciation and amortization expense increased $3.0 million for the year ended June 30, 2024 compared to the prior year primarily due to a $2.2 million increase in depreciation on internal-use software and a $0.5 million increase in amortization of intangible assets as a result of 12 months of 32M acquisition compared to 7 months in year ended June 30, 2023 and as a result of the Cheq acquisition. Our increase in internal-use software is attributable to management's focus on developing innovative technologies to further strengthen our network environment and platform.

Other income (expense), Net

	Year ended June 30,		Change	Percent Change
($ in thousands)	2024	2023	2024 v. 2023
Other income (expense):
Interest income from cash and leases	$1,969	$2,515	$(546)	(21.7%)
Interest expense from debt and tax liabilities	(2,934)	(2,326)	(608)	26.1%
Other income (expense)	(226)	(135)	(135)	67.4%
Total other (expenses) income, net	$(1,191)	$54	$(1,289)	(2,305.6%)

Other income (expense), Net
Total other expense, net for the fiscal year ended June 30, 2024 was $1.2 million, compared to an income of $0.1 million for the year ended June 30, 2023. Our interest expense increased $0.6 million primarily due to 12 months of interest on our additional borrowing of $25 million to fund a portion of the 32M acquisition in December 2022 in fiscal 2024, compared to 7 months of interest in fiscal 2023.
Interest income decreased $0.5 million due to a decrease in the finance receivables balance associated with our equipment financing program.

Non-GAAP Financial Measures
We use non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. The presentation of these financial measures is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with our net income as determined in accordance with GAAP, and are not a substitute for or a measure of our profitability or net earnings
Adjusted Gross Profit and Margin
We define Adjusted Gross Profit as revenue less cost of sales, exclusive of depreciation of internally-developed software and amortization of intangible assets related to technologies obtained through acquisitions. We believe this non-GAAP measure is useful to view the resulting figures excluding the aforementioned non-cash charges because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and such amounts vary substantially from company to company depending on their financing and capital structures and the method by which their assets were acquired. We define Adjusted Gross Margin as Adjusted Gross Profit divided by revenue. We have provided below a reconciliation of U.S. GAAP gross profit to Adjusted Gross Profit and Adjusted Gross Margin for the fiscal years ended June 30, 2024 and 2023:

	Year Ended June 30,		Change	Percent Change
($ in thousands)	2024	2023	2024 v. 2023
Gross profit, subscription and transaction fees (GAAP)	$93,330	$75,488	$17,842	23.6%

Amortization(1)	6,767	5,020	1,747	34.8%

Adjusted Gross Profit, subscription and transaction fees (non-GAAP)	$100,097	$80,508	$19,589	24.3%

Gross profit, equipment (GAAP)	$2,554	$728	$1,826	250.8%

Total Adjusted Gross Profit (non-GAAP)	$102,651	$81,236	$21,415	26.4%

Adjusted Gross Margin (non-GAAP):
Subscription and transaction fees (non-GAAP)	43.2%	40.2%	3.0%
Equipment sales (GAAP)	6.9%	1.7%	5.2%
Total Adjusted Gross Margin (non-GAAP)	38.2%	33.3%	4.9%
(1) Amortization of internal-use software assets and developed technology assets.

Total Adjusted Gross Margin (non-GAAP) was 38.2% for the year ended June 30, 2024, from 33.3% for the year ended June 30, 2023.  The increase in Adjusted Gross Margin was primarily driven by an increase in our subscription fees revenue which is inherently a higher margin revenue stream. Additionally, our equipment sales gross margins improved from the prior year primarily driven by the diversification of our equipment sales and higher margins on certain micro market equipment.
Adjusted EBITDA
We define Adjusted EBITDA as U.S. GAAP net income before (i) interest income on cash and leases, (ii) interest expense on debt and sales tax reserves, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, (vii) fees and charges, net of reimbursement from insurance proceeds, that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs that are not indicative of our core operations, (viii) one-time project expense, one-time severance expenses, and infrequent integration and acquisition expense, and (ix) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations including asset impairment charges, and gain on extinguishment of debt.
We believe Adjusted EBITDA is useful for investors in comparing our financial performance to other companies and from period to period. Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, and interest income, which can vary substantially from company to company depending on their financing and capital structures and the method by which their assets were acquired. In addition, Adjusted EBITDA eliminates the impact of certain items that may obscure trends in the underlying performance of our business. Additionally, we utilize Adjusted EBITDA as a metric in our executive officer and management incentive compensation plans.
Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. For example, although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new asset acquisitions. In addition, Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Adjusted EBITDA also does not reflect changes in, or cash requirements for, our working capital needs; interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces the cash available to us; or tax payments that may represent a reduction in cash available to us. The expenses and other items which are excluded from the calculation of Adjusted EBITDA may differ from the expenses and other items that other companies may exclude from Adjusted EBITDA when they report their financial results.
Below is a reconciliation of U.S. GAAP net income to Adjusted EBITDA for the fiscal years ended June 30, 2024 and 2023:

	Year ended June 30,
($ in thousands)	2024	2023

Net income	$11,993	$633
Less: interest income	(1,969)	(2,515)
Plus: interest expense	2,934	2,326
Plus: income tax provision	985	181
Plus: depreciation expense included in cost of sales for rentals	1,634	1,189
Plus: depreciation and amortization expense in operating expenses	10,570	7,618
EBITDA	26,147	9,432
Plus: stock-based compensation (a)	5,109	4,737
Plus: investigation, proxy solicitation and restatement expenses, net of insurance recoveries (b)	(1,522)	(362)
Plus: integration and acquisition expenses (c)	1,197	3,141
Plus: severance expenses (d)	53	273
Plus: remediation expenses (e)	2,976	573
Adjustments to EBITDA	7,813	8,362
Adjusted EBITDA	$33,960	$17,794

(a) We have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b) We have excluded the costs and corresponding reimbursements related to the 2019 Investigation, because we believe that they represent charges that are not related to our core operations. During the year ended June 30, 2024, we received $1.5 million in insurance reimbursement for legal fees and expenses incurred in connection with the 2019 Investigation. Accordingly, Adjusted EBITDA contains a negative adjustment.
(c) We have excluded expenses incurred in connection with business acquisitions as it does not represent recurring costs or charges related to our core operations.
(d) Consists of expenses incurred in connection with non-recurring severance charges related to work force reduction.
(e) Consists of expenses incurred in connection with fully remediating previously identified material weaknesses in our internal control over financial reporting. See Item 9A Section e - Remediation of Prior Material Weaknesses .

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. Our primary sources of capital available are cash and cash equivalents on hand of $58.9 million as of June 30, 2024 and the cash that we expect to be provided by operating activities.

We believe that our current financial resources will be sufficient to fund its current twelve-month operating budget from the date of issuance of these consolidated financial statements. Our primary focus as part of our core operations to increase cash flow from operating activities is to prioritize collection efforts to reduce outstanding accounts receivable, utilize existing inventory to support equipment sales over the next year, focusing on various operational efficiencies to improve overall profitability of the business and continued to grow our business both domestically and internationally.
Net cash provided by operating activities
Net cash provided by operating activities was $27.7 million for the year ended June 30, 2024 compared to $14.2 million for the year ended June 30, 2023. We recognized $12.0 million in net income and incurred $23.6 million in non-cash operating charges, partially offset by $7.8 million cash utilized in working capital accounts.
The change in working capital balance was primarily driven by a $21.1 million increase in accounts payable and accrued expenses and a $9.4 million increase in inventory, offset by a $18.5 million increase in accounts receivable, a $4.0 million increase to our provision for credit losses and sales and a $3.7 million increase in finance receivables. The increase in inventory was a result of the Company expansion plans in Mexico and the UK. The increase in accounts payable and accrued expenses as well as accounts receivable is primarily due to merchant accounts in processing at year end.
Net cash used in investing activities
Net cash used in investing activities was $18.6 million for the year ended June 30, 2024 compared to $51.9 million in the prior year. We paid $3.7 million in cash for the Cheq acquisition and invested $14.9 million in capital expenditures as the Company focuses on investing in innovative technologies and products, and increasing rental devices enrolled in the Company's Cantaloupe One program. In fiscal year 2023, we paid $35.7 million in cash for the 32M acquisition and invested $16.2 million in property and equipment.

Net cash used in or provided by financing activities
Net cash used in financing activities was $1.1 million for the year ended June 30, 2024. In fiscal year 2023, net cash provided by financing activities was $20.5 million which was primarily contributed from an additional $25.0 million borrowed to fund a portion of the cash consideration of the 32M acquisition. We used $2.2 million cash to repurchase our Series A Convertible Stock and made a $1.0 million payment for contingent consideration relating to the 2022 Yoke acquisition.
CONTRACTUAL OBLIGATIONS
As of June 30, 2024, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments Due by Fiscal Year
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt and financing obligations (a)	$44,612	$1,453	$43,159	$—	$—
Operating lease obligations (b)	13,951	1,637	4,105	2,740	5,469
Total contractual obligations	$58,563	$3,090	$47,264	$2,740	$5,469
(a)    Our debt and financing obligations include both principal and interest obligations. As of June 30, 2024, an interest rate of 9.0% was used to compute the amount of the contractual obligations for interest on the JPMorgan Credit Agreement. See Note 7 - Debt and Other Financing Arrangements to the consolidated financial statements for further information.
(b)    Operating lease obligations represent our undiscounted operating lease liabilities as of June 30, 2024. See Note 6 - Leases to the consolidated financial statements for further information.

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
The Company assesses the goods and/or services promised in each customer contract and separately identifies a performance obligation for each promise to transfer to the customer a distinct good or service. The Company then allocates the transaction price to those performance obligations in the contract using relative standalone selling prices where applicable. The Company determines standalone selling prices based on the price at which a good or service is sold separately. If the standalone selling price is not observable through historic data, the Company estimates the standalone selling price by considering all reasonably available information, including market data, trends, as well as other company- or customer-specific factors.
Certain contracts require significant contract interpretation to determine appropriate accounting due to complex arrangements with nonstandard contract terms. In particular, the determination of whether the Company is principal (gross revenue) or agent (net revenue) in a transaction can require significant judgement. A change in this judgement could result in a significant reduction in the Company's revenues, but no impact to the Company's net income. Certain contracts also require significant judgement related to the relative standalone selling prices and the allocation to equipment and subscription services. A change in these judgements could result in a significant change in the timing of the Company's revenue recognition.
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
Significant judgements include whether a project qualifies for capitalization, whether costs incurred directly relate to a project, and the stage of the project's development. There have been no changes in the Company's capitalization judgements.
Business Combinations. The Company allocates the acquisition purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. The excess of total consideration over the fair values of the assets acquired and the liabilities assumed is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. We engage a third-party valuation firm to assist in establishing the fair value of the acquired intangible assets. We may adjust certain fair value estimates deemed provisional as of the acquisition date during the measurement period upon which we may obtain additional information needed to identify and more accurately measure the consideration transferred, assets acquired, and liabilities assumed.
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
As the Company has recently been profitable, significant judgement is involved in determining if and when the Company's valuation allowance could be released as well as the amount of the release (full or partial). Federal and state net operating loss carryforwards are reserved with a full valuation allowance because, based on the available evidence, the Company believes it is more likely than not that we would not be able to utilize those deferred tax assets in the future. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.
Sales tax reserve. The Company has recorded estimated liabilities for current and historical sales taxes, which are included in accrued expenses in the Consolidated Balance Sheets. On a quarterly basis, the Company accrues interest on the unpaid balance. The estimated liability is adjusted upon the payment of sales tax related to the accrual, the changes in state tax laws that may impact the accrual and the expiration of the statute of limitations for open years under review.
Significant judgement is inherent in the methodology utilized to determine the historical sales tax reserve. The liability includes significant judgments and estimates that may change in the future, and the actual liability may be different from our current estimate.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2024 we are exposed to market risk related to changes in interest rates on our outstanding borrowings. Our JPMorgan Credit Facility matures on March, 16 2026. Interest on the JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans. As of June 30, 2024, we have $37.6 million total outstanding borrowings under the JPMorgan Credit Facility, an increase of 100 basis points in SOFR Rate would result in a change in interest expense of $0.4 million on our consolidated financial statements.

We are also exposed to market risk related to changes in interest rates on our cash investments. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of June 30, 2024.

Item 8. Financial Statements and Supplementary Data.
CANTALOUPE, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Cantaloupe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cantaloupe, Inc. and subsidiaries (the "Company") as of June 30, 2024, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and shareholders’ equity, and cash flows, for the year ended June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

The Company recognized consolidated revenues of $269 million for the year ended June 30, 2024. The Company provides an end-to-end cashless payment solution which integrates hardware, software, and payment processing in self-service commerce. The Company has determined that the sale or sales-type lease of hardware represents a separate performance obligation, the majority of which is satisfied at a point in time as equipment is delivered to the customer. Software and other services represent a separate performance obligation which is generally satisfied over time as the services are delivered to the customer. Payment processing services (or “cashless services”) represent a single performance obligation, which is a combination of services provided to the customer for the ability to accept cashless payments. The single performance obligation is determined to be a stand-ready obligation to process payments on behalf of customers, which is satisfied over time in daily increments. The Company’s customers are generally contracting for integrated cashless services in connection with purchasing or leasing unattended POS devices.

We identified the determination of performance obligations within revenue contracts as a critical audit matter given the judgment required to determine whether any unusual and/or complex terms within contracts impact the identification of performance obligations and are evaluated appropriately. A high degree of auditor judgment was required to evaluate the Company's identification of performance obligations in revenue contracts.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition primarily included the following:

•We selected a sample of revenue contracts, and obtained and evaluated underlying source documents relevant to the identification of performance obligations.
•We evaluated whether the performance obligations were appropriately identified in each of the selected revenue contracts.

/s/ Deloitte & Touche, LLP

Atlanta, Georgia

September 10, 2024

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cantaloupe, Inc.
Malvern, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Cantaloupe, Inc. (the “Company”) as of June 30, 2023, the related consolidated statements of operations, convertible preferred stock and shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor from 2019 to 2023.

Richmond, Virginia

September 25, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Cantaloupe, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cantaloupe, Inc. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated September 10, 2024, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cheq Lifestyle Technology, Inc. (“Cheq”), which was acquired on February 1, 2024, and whose financial statements constitute approximately 1% of total consolidated assets, excluding goodwill, as of June 30, 2024, and approximately 1% of total consolidated revenues for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at Cheq.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche, LLP

Atlanta, Georgia

September 10, 2024

Cantaloupe, Inc.
Consolidated Balance Sheets

	As of June 30,
($ in thousands, except share data)	2024	2023

Assets
Current assets:
Cash and cash equivalents	$58,920	$50,927
Accounts receivable, net	43,848	30,162
Finance receivables, net	6,391	6,668
Inventory	40,791	31,872
Prepaid expenses and other current assets	7,844	3,754
Total current assets	157,794	123,383

Non-current assets:
Finance receivables, net	10,036	13,307
Property and equipment, net	34,029	25,281
Operating lease right-of-use assets	7,986	2,575
Intangibles, net	24,626	27,812
Goodwill	94,903	92,005
Other assets	6,194	5,249
Total non-current assets	177,774	166,229

Total assets	$335,568	$289,612

Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities:
Accounts payable	$78,895	$52,869
Accrued expenses	24,008	26,276
Current obligations under long-term debt	1,266	882
Deferred revenue	1,726	1,666
Total current liabilities	105,895	81,693

Long-term liabilities:
Deferred income taxes	466	275
Long-term debt	36,284	37,548
Operating lease liabilities	8,457	2,504
Total long-term liabilities	45,207	40,327

Total liabilities	$151,102	$122,020
Commitments and contingencies (Note 18)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 and 385,782 issued and outstanding, with liquidation preferences of $22,722 and $22,144 at June 30, 2024 and 2023, respectively	2,720	2,720
Shareholders’ equity:
Common stock, no par value, 640,000,000 shares authorized, 72,935,497 and 72,664,464 shares issued and outstanding at June 30, 2024 and 2023, respectively	—	—
Additional paid-in capital	482,329	477,324
Accumulated deficit	(300,459)	(312,452)
Accumulated other comprehensive loss	(124)	—
Total shareholders’ equity	181,746	164,872
Total liabilities, convertible preferred stock, and shareholders’ equity	$335,568	$289,612
See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Operations

	Year ended June 30,
($ in thousands, except shares and per share data)	2024	2023	2022

Revenues:
Subscription and transaction fees	$231,497	$200,223	$168,850
Equipment sales	37,099	43,418	36,352
Total revenues	268,596	243,641	205,202

Costs of sales (exclusive of certain depreciation and amortization):
Cost of subscription and transaction fees	131,400	119,715	103,392
Cost of equipment sales	34,545	42,690	37,615
Total costs of sales	165,945	162,405	141,007

Operating expenses:
Sales and marketing	20,310	12,427	8,908
Technology and product development	16,532	20,726	21,877
General and administrative	41,395	36,926	30,519
Investigation, proxy solicitation and restatement expenses, net of insurance recoveries	(1,522)	(362)	1,196
Integration and acquisition expenses	1,197	3,141	—
Depreciation and amortization	10,570	7,618	4,352
Total operating expenses	88,482	80,476	66,852

Operating income (loss)	14,169	760	(2,657)

Other income (expense):
Interest income	1,969	2,515	1,884
Interest expense	(2,934)	(2,326)	(524)
Other expense	(226)	(135)	(220)
Total other income (expense), net	(1,191)	54	1,140

Income (loss) before income taxes	12,978	814	(1,517)
Provision for income taxes	(985)	(181)	(186)

Net income (loss)	11,993	633	(1,703)
Preferred dividends	(578)	(623)	(668)
Net income (loss) applicable to common shares	$11,415	$10	$(2,371)

Net earnings (loss) per common share
Basic	$0.16	$—	$(0.03)
Diluted	$0.15	$—	$(0.03)
Weighted average number of common shares outstanding used to compute net earnings (loss) per share applicable to common shares
Basic	72,819,220	71,978,901	71,091,790
Diluted	74,172,098	72,514,634	71,091,790
See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year ended June 30,
($ in thousands)	2024	2023	2022
Net income (loss)	$11,993	$633	$(1,703)

Foreign currency translation adjustments	(124)	—	—
Other comprehensive loss	(124)	—	—
Total comprehensive income (loss)	$11,869	$633	$(1,703)

Cantaloupe, Inc.
Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	445,063	$3,138	71,258,047	$—	$462,775	$(311,382)	$—	$151,393
Stock-based compensation	—	—	—	—	6,249	—	—	6,249
Vesting of restricted stock	—	—	127,674	—	—	—	—	—
Exercise of stock options	—	—	122,155	—	894	—	—	894
Retirement of stock	—	—	(319,823)	—	—	—	—	—
Net loss	—	—	—	—	—	(1,703)	—	(1,703)
Balance, June 30, 2022	445,063	$3,138	71,188,053	—	469,918	(313,085)	—	156,833
Stock-based compensation	—	—	—	—	4,633	—	—	4,633
Vesting of restricted stock	—	—	235,491	—	—	—	—	—
Repurchase of Series A convertible preferred stock	(59,281)	(418)	—	—	(1,733)	—	—	(1,733)
Common stock issued for acquisition	—	—	1,240,920	—	4,506	—	—	4,506
Net income	—	—	—	—	—	633	—	633
Balance, June 30, 2023	385,782	2,720	72,664,464	—	477,324	(312,452)	—	164,872
Stock-based compensation	—	—	—	—	4,890	—	—	4,890
Vesting of restricted stock	—	—	252,699	—	—	—	—	—
Exercise of stock options	—	—	18,334	—	115	—	—	115
Other comprehensive loss	—	—	—	—	—	—	(124)	(124)
Net income	—	—	—	—	—	11,993	—	11,993
Balance, June 30, 2024	385,782	$2,720	72,935,497	$—	$482,329	$(300,459)	$(124)	$181,746

See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30,
($ in thousands)	2024	2023	2022

Cash flows from operating activities:
Net income (loss)	$11,993	$633	$(1,703)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	5,109	4,737	6,248
Amortization of debt issuance costs and discounts	124	128	148
Provision for expected losses	3,861	5,815	3,471
Provision for inventory reserve	240	280	(397)
Depreciation and amortization	12,204	8,807	5,325
Property and equipment write-off	601	364	—
Noncash lease expense	1,246	—	—
Deferred income taxes and other	192	(116)	686
Changes in operating assets and liabilities:
Accounts receivable	(18,542)	4,960	(13,649)
Finance receivables	3,712	(32)	(1,884)
Inventory	(9,447)	(10,387)	(14,064)
Prepaid expenses and other assets	(4,035)	(180)	(4,262)
Accounts payable and accrued expenses	21,131	(458)	12,153
Operating lease liabilities	(651)	(133)	(907)
Deferred revenue	7	(226)	130
Net cash provided by (used in) operating activities	27,745	14,192	(8,705)

Cash flows from investing activities:
Capital expenditures	(14,935)	(16,151)	(9,260)
Acquisition of business, net of cash acquired	(3,701)	(35,714)	(2,966)
Net cash used in investing activities	(18,636)	(51,865)	(12,226)

Cash flows from financing activities:
Proceeds from long-term debt	—	25,000	738
Repayment of long-term debt	(954)	(1,270)	(606)
Contingent consideration paid for acquisition	—	(1,000)	—
Repurchase of Series A Convertible Preferred Stock	—	(2,151)	—
Payment of employee taxes related to stock-based compensation	(219)	(104)	—
Proceeds from exercise of common stock options	115	—	895
Payment of third-party debt issuance costs	—	—	(107)
Net cash (used in) provided by financing activities	(1,058)	20,475	920

Effect of currency exchange rate changes on cash and cash equivalents	(58)	—	—

Net increase (decrease) in cash and cash equivalents	7,993	(17,198)	(20,011)
Cash and cash equivalents at beginning of year	50,927	68,125	88,136
Cash and cash equivalents at end of year	$58,920	$50,927	$68,125

Supplemental disclosures of cash flow information:
Interest paid in cash	$3,656	$2,641	$755
Income taxes paid in cash	$223	$61	$94
Common stock issued in business combination (non-cash financing activity)	$—	$4,506	$—

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
The Company has operations in the United States, Mexico and the UK. The functional currencies of our foreign wholly-owned subsidiaries are the local currency. We translate the financial statements of these subsidiaries into U.S. dollars each reporting period for purposes of consolidation. Assets and liabilities are translated at the period-end currency exchange rates, certain equity accounts are translated at historical exchange rates and income and expense amounts are translated at average currency exchange rates in effect for the period. The effect of these translation adjustments are reported in Accumulated other comprehensive loss on the Consolidated Statements of Convertible Preferred Stock and Shareholders' Equity.
Gains and losses on transactions denominated in currencies other than the functional currency are generally included in determining net income for the period. Foreign currency transaction gains and losses were not significant to the financial statements for the years ended June 30, 2024, 2023, and 2022.
Consolidated Statements of Operations: Cost of Sales
Below is a brief description of the various categories within cost of sales:

•Cost of subscription and transaction fees: Cost of subscription and transaction fees consist of third-party transaction processing fees, interchange fees, and network service fees. Cost of subscription and transaction fees also includes depreciation expense associated with our Cantaloupe One rental equipment program.

•Cost of equipment sales: Cost of equipment sales consist primarily of direct costs to acquire finished goods, or for certain products material to fabricate our equipment, as well as freight, taxes, and other inventory acquisition costs.
Consolidated Statements of Operations: Operating expenses presentation

Beginning in fiscal year 2023, the Company disaggregated General and administrative costs further by disclosing Integration and acquisition expenses separately. The updated presentation is intended to provide additional transparency to the readers of the financial statements and better align the Company’s financial performance with how management views and monitors business operations and makes strategic decisions. This presentation change did not impact total operating expenses, operating income (loss), net income (loss) or net income (loss) per common share.

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

•Investigation, proxy solicitation, and restatement expenses, net of insurance recoveries: In fiscal year 2019, the Audit Committee, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of then-current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “2019 Investigation”). The Company and former officers incurred additional legal expenses for these periods offset by certain recoveries from insurance policy claims.

•Integration and acquisition: Integration and acquisition expenses consist primarily of professional services fees including accounting, legal and investing banking advisory fees incurred in connection with acquisitions and post-acquisition integrations. See Note 10 - Acquisitions to the consolidated financial statements for further information.

•Depreciation and amortization: Depreciation expense on our property and equipment, amortization of capitalized internal-use software development costs, and amortization expense on our intangible assets are included within the Depreciation and amortization caption in the Consolidated Statements of Operations. Depreciation on property and equipment used for rentals is included in Cost of subscription and transaction fees as described above.
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
CASH AND CASH EQUIVALENTS
Cash equivalents represent all highly liquid investments with original maturities of three months or less from time of purchase. Cash equivalents are comprised of money market funds. The Company maintains its cash in bank deposit accounts where accounts may exceed federally insured limits at times. The Company deems this credit risk not to be significant as cash is held at well-capitalized financial institutions.
ACCOUNTS RECEIVABLE
Accounts receivable include amounts due to the Company for sales of equipment, other amounts due from customers, merchant service receivables which are receivables due from credit card processors, and unbilled amounts due from customers, net of the allowance for uncollectible accounts. See "Allowance for Accounts and Finance Receivables" section below for details.

FINANCE RECEIVABLES
The Company offers extended payment terms to certain customers for equipment sales primarily under its Quick Start Program. Agreements under the Quick Start Program are accounted for as sales-type leases. Accordingly, the discounted future minimum lease payments are classified as finance receivables current and non-current in the Company’s Consolidated Balance Sheets based on whether the balances due within the next 12 months. Finance receivables or Quick Start leases are generally for a sixty-month term. The Company recognizes a portion of the lease payments as Interest income on the Consolidated Statements of Operations based on the effective interest rate method.

ALLOWANCE FOR ACCOUNTS AND FINANCE RECEIVABLES

The Company maintains lifetime expected loss allowances for accounts and finance receivables based on historical experience of payment performance, current conditions of the customer, which is generally less than one year for accounts receivable and five years for finance receivables. We estimate our allowance using an aging analysis (days past due status) of the receivables balances that is primarily based on historical loss experience. Additionally, current conditions are analyzed to determine if the allowance calculation needs to be adjusted further for any qualitative factors impacting a customer’s ability to meet its financial obligations that is not already reflected through the historical loss analysis. The Company writes off finance receivable balances against the allowance for credit losses when management determines the balance is uncollectible and the Company ceases collection efforts. The provision for expected credit losses relating to accounts receivable and finance receivable balances is recorded within General and administrative expenses in the Consolidated Statements of Operations.

The Company writes off accounts and finance receivables balances when management determines the balance is uncollectible and the Company ceases collection efforts.

INVENTORY
Inventory consists primarily of finished goods. The company's inventories are valued at the lower of cost or net realizable value, using a weighted-average cost method.
The Company establishes reserves for slow-moving inventory based upon quality considerations including potential changes in technological standards, historical usage and assumptions about future demand based on market conditions. The reserve is recorded within Cost of equipment sales in our Consolidated Statements of Operations. The inventory reserve was $2.2 million and $2.3 million as of June 30, 2024 and 2023, respectively.
PROPERTY AND EQUIPMENT, NET
Property and equipment, which primarily consists of computer equipment and software and leased equipment, are recorded at either cost or, in the instance of an acquisition, the estimated fair value on the date of the acquisition, and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Capitalized internal-use software is amortized on the straight-line basis over the estimated useful lives of the software. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term. Depreciation expense on our property and equipment, excluding property and equipment used for rentals, is included in Depreciation and amortization in the Consolidated Statements of Operations. Depreciation expense on our property and equipment used for rentals is included in Cost of subscription and transaction fees in the Consolidated Statements of Operations. Additions and improvements that extend the estimated lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred.
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

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset may be impaired. The Company has determined there is a single reporting unit for purposes of testing goodwill for impairment. The Company has concluded there has been no impairment of goodwill during the year ended June 30, 2024 based on its qualitative assessment. There has been no impairment of goodwill for fiscal year 2023 or 2022. Subsequent to our annual impairment test, no indicators of impairment were identified.
INTANGIBLES, NET
The Company's intangible assets include trademarks, non-compete agreements, brand names, customer relationships, acquired trade names, acquired developed technology and acquired customer relationships in a business combination. The Company carries these intangibles at cost, less accumulated amortization. Amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets, which span between three and eighteen years, and are included in Depreciation and amortization in the Consolidated Statements of Operations.
Other than goodwill, there were no indefinite-lived intangible assets at June 30, 2024 or 2023.
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
The Company has concluded there has been no impairment of intangible and long-lived assets during the years ended June 30, 2024 or 2023.
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
SIGNIFICANT CUSTOMERS
Concentration of revenue with customers subject the Company to operating risks. Approximately $24.6 million, $28.7 million, and $29.7 million of the Company’s revenue for the years ended June 30, 2024, 2023 and 2022, respectively, were concentrated with one customer, which represented 9%, 12% and 14% of the Company's revenues for each of the years. The Company’s customers are principally located in the United States.

REVENUE RECOGNITION
The revenue recognition guidance provides a single model to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue using a five-step model resulting in revenue being recognized as performance obligations within a contract have been satisfied. The steps within that model include: (i) identifying the existence of a contract with a customer; (ii) identifying the performance obligations within the contract; (iii) determining the contract’s transaction price; (iv) allocating the transaction price to the contract’s performance obligations; and, (v) recognizing revenue as the contract’s performance obligations are satisfied. Judgment is required to apply the principles-based, five-step model for revenue recognition. Management is required to make certain estimates and assumptions about the Company’s contracts with its customers, including, among others, the nature and extent of its performance obligations, its transaction price amounts and any allocations thereof, and the events which constitute satisfaction of its performance obligations. The standard also requires certain incremental costs incurred to obtain or fulfill a contract to be deferred and amortized on a systematic basis consistent with the transfer of goods or services to the customer.
The Company provides an end-to-end payment solution which integrates hardware, software, and payment processing in the self-service commerce industry. The Company has contractual agreements with customers that set forth the general terms and conditions of the relationship, including pricing of goods and services, payment terms and contract duration. Revenue is recognized when the obligation under the terms of the Company’s contract with its customer is satisfied and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.
We provide cashless services in exchange for monthly service fees, in addition to collecting usage-based consideration for completed transactions. Certain contracts we enter into with third-party suppliers where we consider ourselves the principal provide us with the right to access and direct their services when processing a transaction. The Company combines the services provided by third-party suppliers to enable customers to accept cashless payment transactions, indicating that it controls all inputs in directing their use to create the combined service. Additionally, the Company sells cashless payment devices, which are either directly sold or leased through the Company's QuickStart, or Cantaloupe ONE programs.
The Company recognizes fees charged to our customers primarily on a gross basis as transaction revenue when we are the principal in respect of completing a payment transaction. As a principal to the transaction, we control the service of completing payments for our customers through the payment ecosystem. The fees paid to payment processors and other financial institutions are recognized as transaction expenses in Cost of subscription and transaction fees in the Consolidated Statements of Operations. For certain transactions in which we act in the capacity as an agent, these transactions are recorded on a net basis. These are transactions in which the customer is entering into a separate arrangement with a third-party payment processor for the fulfillment of the payment service.
Cashless services represent a single performance obligation as the combination of the services provided gives the customer the ability to accept cashless payments. The Company’s customers are contracting for integrated cashless services in connection with purchasing or leasing unattended POS devices. The integrated cashless services when combined together are so integral to the customer’s ability to derive benefit from the service, that the activities are effectively inputs to a single promise to the customer. Certain services are distinct, but are not accounted for separately as the rights are coterminous, they are transferred concurrently and the outcome is the same as accounting for the services as individual performance obligations. The single performance obligation is determined to be a stand-ready obligation to process payments whenever a consumer intends to make a purchase at a POS device. As the Company is unable to predict the timing and quantity of transactions to be processed, the assessment of the nature of the performance obligation is focused on each time increment rather than the underlying activity. Therefore, cashless payment processing services are viewed to comprise a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer. As a result, the promise to stand ready is accounted for as a single performance obligation.
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
Equipment sales represent a separate performance obligation, the majority of which is satisfied at a point in time through outright sales, or sales-type leases in accordance with ASC 842, “Leases”, when the equipment is delivered to the customer.
Software represents a separate performance obligation, which is satisfied when each distinct day, or for practical reasons, each distinct month of service is transferred to the customers. Customers are billed for software services on a monthly basis. Payment is due based on the Company’s standard payment terms which is typically within 30 to 60 days of invoice issuance. Revenues related to Cantaloupe ONE equipment are recognized over time as the customer obtains the right to use the equipment through an operating lease. Clients are billed for equipment sales on a monthly basis, with payment due based on the Company’s standard payment terms which is typically within 30 to 60 days of invoice issuance.

Revenue from QuickStart equipment leases are recognized as sales-type leases when equipment is shipped to the customer. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. Subscription fees for access to the Company’s devices and network services are recognized on a monthly basis when the performance obligation is satisfied. The Company estimates an allowance for subscription and transaction fee refunds on a monthly basis.

Hardware is available to customers under the QuickStart program pursuant to which the customer would enter into a five-year non-cancelable lease with either the Company or a third-party leasing company for the devices. The Company then allocates the transaction price to equipment and software subscription performance obligations in the contract using relative standalone selling prices. The Company determines standalone selling prices based on the price at which a good or service is sold separately. If the standalone selling price is not observable through historic data, the Company estimates the standalone selling price by considering all reasonably available information, including market data, trends, as well as other company- or customer-specific factors. The QuickStart contracts qualify for sales type lease accounting. At lease inception, the Company recognizes revenue and creates a finance receivable in an amount that represents the present value of minimum lease payments. Accordingly, a portion of the lease payments are recognized as interest income. At the end of the lease period, the customer would have the option to purchase the device at its residual value. Any customer payments received in advance and prior to the Company satisfying any performance obligations are recorded as deferred revenue and amortized as revenue is recognized.
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
The Company assesses the goods and/or services promised in each customer contract and separately identifies a performance obligation for each promise to transfer to the customer a distinct good or service. The Company then allocates the transaction price to equipment and software subscription performance obligations in the contract using relative standalone selling prices. The Company determines standalone selling prices based on the price at which a good or service is sold separately. If the standalone selling price is not observable through historic data, the Company estimates the standalone selling price by considering all reasonably available information, including market data, trends, as well as other company- or customer-specific factors.
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
Contract liabilities represent consideration received from customers in excess of revenues recognized (i.e., deferred revenue). Contract liabilities are classified as current or non-current based on the nature of the underlying contractual rights and obligations.
Contract Costs
The Company incurs costs to obtain contracts with customers, primarily in the form of commissions to sales employees. The Company recognizes as a contract asset for the incremental costs of obtaining a contract with a customer if it expects to recover these costs. The Company currently does not incur material costs to fulfill its obligations under a contract once it is obtained but before transferring goods or services to the customer. Contract costs are amortized on a systematic basis consistent with the transfer to the customer of the goods or services to which the asset relates. A straight-line or proportional amortization method is used depending upon which method best depicts the pattern of transfer of the goods or services to the customer. The Company’s contracts frequently contain performance obligations satisfied at a point in time and overtime. In these instances, the Company amortizes the contract costs proportionally with the timing and pattern of revenue recognition. In addition, these contract costs are evaluated for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs.
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
Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the operating lease. Operating lease Right-of-Use (“ROU”) assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, which is the collateralized rate of interest that we would pay to borrow over a similar term an amount equal to the lease payments, to determine the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Cantaloupe has lease agreements with lease and non-lease components. The Company uses the practical expedient related to treating lease and non-lease components as a single lease component for all leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred.
The Company reviews its ROU assets for events or changes in circumstances that may indicate that the carrying amount of such assets may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of an ROU exceeds its net realizable value, the asset will be written down to its fair value. The Company did not recognize an impairment charge related to the right-of-use assets for the years ended June 30, 2024 or 2023.
Lessor Accounting

The Company offers its customers financing for the lease of our POS electronic payment devices primarily through our QuickStart program. We account for these transactions as sales-type leases under ASC 606, "Revenue from Contracts with Customers". Our sales-type leases generally have a non-cancellable term of 60 months. Certain leases contain an end-of-term purchase option that is generally insignificant and is reasonably certain to be exercised by the lessee. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases, and typically relate to our Cantaloupe ONE rental program. Cantaloupe ONE agreements are 36-month rental agreements that transition to month-to-month agreements after the initial subscription commitment period.

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
Lessor consideration is allocated between lease components and the non-lease components using the requirements under Topic 842. Revenue from sales-type leases is recognized upon shipment to the customer and the interest portion is deferred and recognized as earned. The revenues related to the sales-type leases are included in Equipment sales in the Consolidated Statements of Operations and a portion of the lease payments as Interest income. Revenue from operating leases is recognized ratably over the applicable service period in Subscription and transaction fees in the Consolidated Statements of Operations.
Equipment Rental
The Company offers its customers a rental program for its hardware devices, Cantaloupe ONE platform. In accordance with ASC 842, the Company classifies the rental agreements as operating leases, with service fee revenue related to the leases included in subscription and transaction fees in the Consolidated Statements of Operations. Costs for the Cantaloupe ONE revenue, which consist of depreciation expense on the Cantaloupe ONE equipment, are included in Cost of subscription and transaction fees in the Consolidated Statements of Operations. Equipment utilized by the Cantaloupe ONE program is included in Property and equipment, net on the Consolidated Balance Sheets.
SHIPPING AND HANDLING
Shipping and handling fees billed to our customers in connection with sales are recorded as revenue. The costs incurred for shipping and handling of our product are recorded as cost of equipment.
ADVERTISING COSTS
Advertising costs are expensed as incurred and are included within the Sales and marketing expenses in the Consolidated Statements of Operations. For the fiscal years ended June 30, 2024, 2023, and 2022, we incurred advertising costs of approximately $1.9 million, $0.8 million and $0.7 million, respectively.
RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses are expensed as incurred and primarily consist of personnel, contractors and product development costs. Research and development expenses, which are included within the technology and product development expenses and general and administrative expenses in the Consolidated Statements of Operations, were approximately $3.0 million, $3.5 million and $3.5 million, for the fiscal years ended June 30, 2024, 2023, and 2022, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.
CAPITALIZATION OF INTERNAL-USE SOFTWARE AND CLOUD COMPUTING ARRANGEMENTS

We have expenditures associated with the technological maintenance and improvement of our network and technology offerings. These expenditures include both the cost of internal employees, who spend portions of their time on various technological projects, and the use of external temporary labor and consultants. Capitalization of internal-use software occurs in the application development stage after the completion of the preliminary project stage, and management authorizes the project, management commits to funding the project, it is probable the project will be completed, and the project will be used to perform the function intended, and it ends at the implementation stage. We are required to assess these expenditures and make a determination as to whether the costs should be expensed as incurred or are subject to capitalization. In making these determinations, we consider the stage of the development project, the probability of successful development and if the development is resulting in increased features and functionality. In addition, if we determine that a project qualifies for capitalization, the amount of capitalization is subject to various estimates, including the amount of time spent on the development work and the cost of internal employees and external consultants. Internal-use software is included within Property and equipment, net on our Consolidated Balance Sheets and is amortized over its estimated useful life, which is typically 3 to 7 years.

We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements) following the internal-use software capitalization criteria described above. Our cloud computing arrangements involve services we use to support internal corporate functions, our platforms and technology offerings. Capitalized costs relating to cloud computing arrangements are included within Prepaid expenses and other current assets, or Other assets for costs that will be recognized in more than 12 months, on our Consolidated Balance Sheets and are amortized on a straight-line basis over the estimated useful life, which is typically 3 to 5 years.
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
SALES TAX RESERVE
The Company has recorded a contingent liability for sales tax, included in Accrued expenses in the Consolidated Balance Sheets. On a quarterly basis, the Company accrues interest on the unpaid balance. The estimated liability is adjusted upon the payment of sales tax related to the accrual, the changes in state tax laws that may impact the accrual and the expiration of the statute of limitations for open years under review. The liability includes significant judgments and estimates that may change in the future, and the actual liability may be different from our current estimate. Changes to the sales tax reserve amount are recorded within General and administrative expenses and Interest expense in the Consolidated Statements of Operations.
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
Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions within General and administrative expenses in the Consolidated Statements of Operations. Interest and penalties related to uncertain tax positions incurred during the fiscal years ended June 30, 2024, 2023, and 2022 were immaterial.
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

RECLASSIFICATIONS

Certain reclassifications have been made to prior years’ reported amounts in order to conform to the current year presentation. These reclassifications did not impact our previously reported net income (loss), stockholders’ equity or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting pronouncements adopted

On July 1, 2023, the Company adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, as if it had originated the contracts, rather than at fair value on the acquisition date.le The amendments in ASU 2021-08 were applied to both the 2023 and 2024 acquisitions described in Note 10 - Acquisitions.

Accounting pronouncements to be adopted
The Company is evaluating whether the effects of the following recent accounting pronouncements, or any other recently issued but not yet effective accounting standards, will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and permits disclosure of additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. It also requires certain disclosures for companies who have determined only one segment exists. Annual disclosures are required for fiscal years beginning after December 15, 2023, which is the Company's fiscal year 2025 annual reporting period. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024, which is the Company's fiscal year 2026 interim reporting periods. Retrospective application is required for all prior periods presented, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard was issued to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this ASU address transparency about income tax information through disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The ASU should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the impact the adoption of the new accounting guidance will have on our income tax disclosures.

3. ACCOUNTS RECEIVABLE

Accounts receivable primarily include amounts due to the Company for sales of equipment and subscription fees to customers, settlement receivables for amounts due from third-party payment processors, receivables from contract manufacturers and unbilled amounts due from customers, net of the allowance for credit losses. Accounts receivable, net of the allowance for uncollectible accounts were $43.8 million as of June 30, 2024 and $30.2 million as of June 30, 2023.

Concentrations

As of June 30, 2024 and June 30, 2023, no customer represented more than 10% of the Company's accounts receivable, net of allowance.

Allowance for credit losses

The following table represents a rollforward of the allowance for credit losses for the years ending June 30, 2024 and 2023:

	Year ended June 30,
($ in thousands)	2024	2023
Balance, beginning of year	$10,815	$9,328
Provision for expected losses	4,024	4,190
Write-offs	(1,397)	(2,703)
Balance, end of year	$13,442	$10,815

4. FINANCE RECEIVABLES
The Company’s finance receivables consist of financed devices under the QuickStart program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of June 30, 2024 and 2023, finance receivables consist of the following:

	As of June 30,
($ in thousands)	2024	2023

Current finance receivables, net	$6,391	$6,668
Finance receivables due after one year, net	10,036	13,307
Total finance receivables, net of allowance of $1,934 and $2,098, respectively	$16,427	$19,975
The Company collects lease payments from customers primarily as part of the flow of funds from our transaction processing service. Balances are considered past due if customers do not have sufficient transaction revenue to cover the monthly lease payment by the end of the monthly billing period.

At June 30, 2024, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$2,199	$5,135	$4,668	$1,961	$456	$324	$14,743
30 days and under	13	67	80	85	56	42	343
31 - 60 days	8	64	58	49	47	38	264
61 - 90 days	8	62	48	32	36	38	224
Greater than 90 days	35	387	625	208	297	1,235	2,787
Total finance receivables	$2,263	$5,715	$5,479	$2,335	$892	$1,677	$18,361

At June 30, 2023, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$6,595	$6,505	$3,304	$1,306	$846	$829	$19,385
30 days and under	66	73	69	52	22	68	350
31 - 60 days	53	40	32	42	19	71	257
61 - 90 days	60	52	26	32	16	71	257
Greater than 90 days	155	132	197	233	271	836	1,824
Total finance receivables	$6,929	$6,802	$3,628	$1,665	$1,174	$1,875	$22,073

The following table represents a rollforward of the allowance for finance receivables for the years ending June 30, 2024 and 2023:

	Year ended June 30,
($ in thousands)	2024	2023

Balance, beginning of year	$2,098	$760
Provision for expected losses	(164)	1,626
Write-offs	—	(288)
Balance, end of year	$1,934	$2,098

Cash to be collected on our performing finance receivables due for each of the fiscal years after June 30, 2024 are as follows:

($ in thousands)

2025	$7,274
2026	5,795
2027	3,908
2028	1,871
2029	596
Thereafter	30
Total amounts to be collected	19,474
Less: interest	(1,113)
Less: allowance for expected credit losses	(1,934)
Total finance receivables	$16,427
Equipment sales, Cost of equipment sales, and Interest income, associated with equipment under sales type leases and are included in each respective line of the Consolidated Statement of Operations for the year ended June 30, 2024:

($ in thousands)
Equipment sales	$2,882
Cost of equipment sales	2,861
Interest income	1,910

5. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

		As of June 30, 2024
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$7,588	$(6,994)	$594
Internal-use software	3-5 years	34,666	(9,472)	25,194
Property and equipment used for rental program	5 years	32,513	(24,742)	7,771
Furniture and equipment	3-7 years	1,862	(1,466)	396
Leasehold improvements	(a)	434	(360)	74
		$77,063	$(43,034)	$34,029

		As of June 30, 2023
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$8,089	$(7,443)	$646
Internal-use software	3-5 years	24,294	(5,107)	19,187
Property and equipment used for rental program	5 years	28,398	(23,221)	5,177
Furniture and equipment	3-7 years	1,559	(1,474)	85
Leasehold improvements	(a)	790	(604)	186
		$63,130	$(37,849)	$25,281
(a) Lesser of lease term or estimated useful life

The Company's total depreciation expense is comprised of depreciation included in our Cost of subscription and transaction fees for rental equipment and depreciation included in our operating expenses. Depreciation expense included within Cost of subscription and transaction fees for rental equipment was $1.6 million, $1.2 million, and $1.0 million for the years ended June 30, 2024, 2023, and 2022, respectively. Depreciation expense included within operating expenses for the years ended June 30, 2024, 2023, and 2022 was $5.0 million, $2.6 million and $1.1 million, respectively.

Internal-use software above included $9.2 million and $6.9 million in projects not yet placed in service as of June 30, 2024 and 2023, respectively.

6. LEASES
Lessee accounting

We have operating leases which are primarily real estate leases used for corporate functions, product development, sales, and other purposes. The following table provides supplemental balance sheet information related to the Company's operating leases:

($ in thousands)	Balance Sheet Classification	As of June 30, 2024	As of June 30, 2023

Assets
Operating leases	Operating lease right-of-use assets	7,986	$2,575

Liabilities
Current	Accrued expenses	1,320	1,266
Long-term	Operating lease liabilities, non-current	8,457	2,504
Total lease liabilities		$9,777	$3,770

Components of lease cost are as follows:

	Year ended June 30,
($ in thousands)	2024	Year ended	2023	Year ended	2022

Operating lease costs*	$2,520		$2,490		$1,923
* Includes variable lease costs of $0.4 million for the years ended June 30, 2024, 2023 and 2022.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

	Year ended June 30,
($ in thousands)	2024	2023	2022

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2,278	$2,522	$1,737

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating lease	$6,657	$1,607	$471

Weighted-average remaining lease term and discount rate for our leases are as follows:

	Year ended June 30,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	7.3	3.2

Weighted-average discount rate
Operating leases	8.2%	7.5%
Maturities of operating lease liabilities by fiscal year for our leases as of June 30, 2024 are as follows:

($ in thousands)	Amount
2025	$1,637
2026	2,266
2027	1,839
2028	1,352
2029	1,388
Thereafter	5,469
Total lease payments	$13,951
Less: Imputed interest	(4,174)
Present value of lease liabilities	$9,777

In connection with the acquisition of 32M described in Note 10 - Acquisitions, the Company entered into additional operating leases for office space located in River Falls, Wisconsin and Birmingham, UK. These leases commenced on December 31, 2022 with a term of 48-months.

In connection with the acquisition of Cheq described in Note 10 - Acquisitions, the Company acquired an operating lease for office space located in Seattle, Washington. This lease commenced on February 1, 2024 with a term of 11-months.

In February 2023, the Company extended its existing Atlanta, Georgia office operating lease for an additional 73-months period including rent free periods.

In May 2023, the Company signed a new lease for its corporate office in Malvern, Pennsylvania. The new lease commenced on February 15, 2024 with a term of 133-months.

Lessor accounting

Property and equipment used for the Company's operating lease rental program consisted of the following:

	As of June 30,
($ in thousands)	2024	2023
Cost	$32,513	$28,398
Accumulated depreciation	(24,742)	(23,221)
Net	$7,771	$5,177

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of June 30, 2024 are disclosed within Note 4, Finance Receivables.

The Company also is the sublessor for office space in Denver, Colorado and Metairie, Louisiana. Sublessor rental income was $0.8 million, $0.8 million, and $0.6 million for the years ended June 30, 2024, 2023, and 2022, respectively.

7. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of June 30, 2024 and 2023 consisted of the following:

	As of June 30,
($ in thousands)	2024	2023

JPMorgan Credit Facility (1)	$37,625	$38,563
Other obligations	34	50
Less: unamortized issuance costs and debt discount	(109)	(183)
Total	37,550	38,430
Less: debt and other financing arrangements, current	(1,266)	(882)
Debt and other financing arrangements, non-current	$36,284	$37,548
(1) See discussion below on the JPMorgan Credit Facility.
JP Morgan Credit Facility amended and restated March 17, 2022 and December 1, 2022

On March 17, 2022, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. which provides for a $15 million secured revolving credit facility (the “Amended Revolving Facility”) and a $25 million secured term facility (the “Amended Secured Term Facility” and together with the Amended Revolving Facility, the “JPMorgan Credit Facility”), and fully replaced the previous 2021 JPMorgan credit facility.

On December 1, 2022, the Company entered into a first amendment (the “2022 Amendment”) to its Amended and Restated Credit Agreement, dated as of March 17, 2022, which, among other things, amended the definition of the Company’s EBITDA under the Credit Agreement. On December 1, 2022, the Company borrowed an additional $25 million under the JPMorgan Credit Facility, including $15 million from the revolving credit facility and $10 million from the term facility, to partially fund the cash consideration of the 32M acquisition as referenced in Note 10 - Acquisitions. No issuance costs were capitalized in connection with this amendment.

The JPMorgan Credit Facility matures on March 16, 2026. Interest on the JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans; provided that until June 30, 2022 the applicable margin shall be 2.75% for base rate loans and 3.75% for SOFR loans. Subject to the occurrence of a material acquisition and the Company’s total leverage ratio exceeding 3.00 to 1.00, the interest rate on the loans may increase by 0.25%. In an event of default, the interest rate may be increased by 2.00%. The JPMorgan Credit Facility has a commitment fee of 0.50% per annum on the unused portion. As of June 30, 2024 and 2023, the total applicable interest rate for the Amended Secured Term Facility was 9.0% and 9.0%, respectively.

The JPMorgan Credit Facility includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires the Company to maintain, at all times, a total leverage ratio of not more than 3.00 to 1.00 on the last day of any fiscal quarter. The other financial covenant is conditional on a material acquisition occurring: if a material acquisition occurs, the Company is required to maintain a total leverage ratio not greater than 4.00 to 1.00 for the next four fiscal quarters following the material acquisition.

The Amended Secured Term Facility was accounted for as a modification of the 2021 term facility. The previously unamortized debt issuance costs remain capitalized, the new fees paid to the creditor were capitalized, and allocated third-party costs incurred allocated to the term facility were charged to expense during fiscal 2023. We also evaluated that the borrowing capacity of the Amended Revolving Facility is greater than the borrowing capacity of the 2021 JPMorgan Revolving Facility. The previously unamortized debt issuance costs remain capitalized, the new fees paid to the creditor and allocated third-party costs were capitalized.
The Company was in compliance with its financial covenants as of June 30, 2024.

The expected maturities associated with the Company’s outstanding debt and other financing arrangements as of June 30, 2024, were as follows:

($ in thousands)	Amount
2025	$1,333
2026	36,326
Principal amounts payable	37,659
Unamortized issuance costs	(109)
Total outstanding debt	$37,550

8. ACCRUED EXPENSES
Accrued expenses consisted of the following as of June 30, 2024 and 2023:

	As of June 30,
($ in thousands)	2024	2023

Accrued sales tax	$9,947	$13,597
Accrued compensation and related sales commissions	4,061	4,069
Operating lease liabilities - current	1,320	1,266
Accrued professional fees	4,336	4,196
Accrued other taxes and filing fees	2,123	1,944
Accrued other	851	762
Consideration withheld for the 32M acquisition(1)	442	442
Consideration withheld for the Cheq acquisition(1)	928	—
Total accrued expenses	$24,008	$26,276
(1) See Note 10 - Acquisitions for details.

9. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible asset balances consisted of the following:

	As of June 30, 2024			Weighted Average Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,361	$(1,852)	$509	1.6
Developed technology	20,062	(13,304)	6,758	3.6
Customer relationships	27,024	(9,665)	17,359	8.8
Total intangible assets	$49,447	$(24,821)	$24,626	7.2

Goodwill	$94,903	$—	$94,903	Indefinite

	As of June 30, 2023			Weighted Average Useful Life
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,161	$(1,414)	$747	2.0
Developed technology	20,188	(11,066)	9,122	4.1
Customer relationships	24,714	(6,771)	17,943	10.1
Total intangible assets	$47,063	$(19,251)	$27,812	7.9

Goodwill	$92,005	$—	$92,005	Indefinite
For the years ended June 30, 2024, 2023 and 2022, amortization expense related to intangible assets was $5.6 million, $5.0 million and $3.3 million, respectively.
Estimated annual amortization expense for intangible assets is as follows:

($ in thousands)	Amount
2025	$4,969
2026	4,771
2027	4,421
2028	2,571
2029	1,208
Thereafter	6,686
$24,626

10. ACQUISITIONS
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

The acquisition of Cheq was accounted for as a business combination using the acquisition method of accounting. The purchase price of the acquired company was allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values using primarily Level 3 inputs under ASC Topic 820, "Fair Value Measurement", with the residual of the purchase price recorded as goodwill.

The Company paid an aggregate purchase price consideration of $4.7 million, including $1.1 million in accounts payable paid concurrently with the acquisition and $0.9 million cash held back by the Company for net working capital and other post-closing adjustments. The acquisition was funded by the Company's cash on hand. Cash held back by the Company is expected to be paid after post-closing adjustments on January 1, 2025.

The following table summarizes the adjusted fair value assigned to the assets acquired and liabilities assumed as of June 30, 2024.

($ in thousands)	Amount
Cash and cash equivalents	$84
Property and equipment	1,136
Intangible assets	1,750
Other assets	486
Total identifiable assets acquired	3,456
Accounts payable	(691)
Other liabilities	(52)
Total liabilities assumed	(743)
Total identifiable net assets	2,713
Goodwill	2,000
Fair value of total considerations transferred	$4,713

The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $1.4 million related to developed technology, $0.2 million related to customer relationships, and $0.2 million related to trade names. The fair value of the acquired developed technology was determined using a multi-period excess earnings method. The fair value of the acquired customer relationships was determined using the distributor method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The fair value of the acquired trade names was determined using the relief from royalty method which estimates the value using the discounted value of the royalty that a company would pay to license the trade name. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives for developed technology, customer relationship, trade names were 5, 5 and 3 years, respectively.

Goodwill of $2.0 million arising from the acquisition includes the expected synergies between Cheq and the Company. The goodwill, which is not deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The Company recognized $1.1 million of integration and acquisition related costs that were expensed during the year ended June 30, 2024. These costs are recorded within Integration and acquisition expenses in the Consolidated Statements of Operations.

Subsequent to the acquisition closing date and within the one-year measurement period, the Company adjusted the purchase price allocation from what was initially recognized in the consolidated financial statements as of March 31, 2024 to reflect facts and circumstances in existence as of the acquisition close date. These adjustments included a net decrease of $0.1 million to the overall purchase price consideration, a $0.9 million decrease in intangible assets, a $0.1 million increase in other assets, and a $0.2 million increase in accounts payable. Recognized goodwill increased by $0.9 million as a result of these adjustments. Furthermore, the Company reduced amortization expense of $0.2 million associated with the decrease in fair value of the recognized intangible assets in its Consolidated Statement of Operations. The allocation of the purchase price is currently provisional and is subject to change over the remainder of the measurement period as the Company continues to evaluate and analyze the estimates and assumptions used in the valuation. Pro forma financial information of the acquisition and revenue and net income since acquisition are not presented due to the immaterial impact of the financial results of Cheq in the Company's Consolidated Financial Statements.

Three Square Market

On December 1, 2022, the Company acquired all of the equity interests of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a UK private limited company (collectively "32M") pursuant to an Equity Purchase Agreement. 32M is a leading provider of software and self-service kiosk-based POS and payment solutions to the micro market industry and the acquisition expanded the Company's presence in that industry. In addition to new technology and services, due to 32M’s existing customer base, the acquisition expanded the Company’s footprint into new global markets.

The acquisition of 32M was accounted for as a business combination using the acquisition method of accounting. The purchase price of the acquired company was allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values using primarily Level 3 inputs under ASC Topic 820, with the residual of the purchase price recorded as goodwill.

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

The Company funded the cash consideration of the acquisition by borrowing $25 million of debt from the JPMorgan Credit Facility and the remaining consideration utilized existing cash on hand.

The estimated fair value of the purchase price consideration consisted of the following:

($ in thousands)	Amount
Closing cash consideration	$36,605
Stock Consideration	4,506
Fair value of total consideration transferred	$41,111

The following table summarizes the final fair value assigned to the assets acquired and liabilities assumed as of June 30, 2024.

($ in thousands)	Amount
Cash and cash equivalents	$391
Accounts receivable	1,780
Inventories	2,011
Intangible assets	15,538
Other assets	629
Total identifiable assets acquired	20,349
Accounts payable	(2,410)
Tax liabilities	(3,033)
Total liabilities assumed	(5,443)
Total identifiable net assets	14,906
Goodwill	26,205
Fair value of total consideration transferred	$41,111

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

Goodwill of $26.2 million arising from the acquisition includes the expected synergies between 32M and the Company. The goodwill, which is deductible for income tax purposes, was assigned to the Company’s only reporting unit.

For the year ended June 30, 2024, the Company recognized measurement period adjustments of a $0.6 million increase in intangible assets, a net decrease of $0.4 million in working capital, a $0.9 million increase in tax liabilities, and a $0.1 million increase in accounts payable. Recognized goodwill increased by $0.9 million as a result of these adjustments.

The above table represents the final allocation of the purchase price.

The Company recognized $3.1 million of acquisition related costs that were expensed during the year ended June 30, 2023. These costs were recorded within Integration and acquisition expenses in the Consolidated Statement of Operations.

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

	Year ended June 30,
($ In thousands)	2023	2022
Revenues	$251,979	$222,185
Net loss	(75)	(7,117)

The unaudited supplemental pro forma financial information for the year ended June 30, 2023 was adjusted to exclude $3.1 million of acquisition related costs, the components of which were previously described. The unaudited supplemental pro forma financial information for the year ended June 30, 2022 was adjusted to include the $3.1 million of acquisition related costs.

Yoke Payments
In August 2021, we completed the acquisition of certain assets and liabilities of Delicious Nutritious LLC, doing business as Yoke Payments (“Yoke”), a micro market payments company. The acquisition of Yoke was accounted for as a business combination using the acquisition method of accounting which includes the results of operations of the acquired business from the date of acquisition. The purchase price of the acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values using primarily Level 3 inputs under ASC Topic 820, with the residual of the purchase price recorded as goodwill.

Through the acquisition, Yoke’s POS platform extended its offering to provide self-checkout while seamlessly integrating with Cantaloupe’s inventory management and payment processing platforms.

The consideration transferred for the acquisition includes payments of $3 million in cash at the close of the transaction and $1 million in deferred cash payment due on or before July 30, 2022 based on the achievement of certain sales growth targets. On July 27, 2022, the Company made the cash payment of $1 million in accordance with the agreement consideration.

Additionally in connection with the acquisition, the Company will issue common stock to the former owners of Yoke based on the achievement of certain sales growth targets for software licenses through July 31, 2024 and continued employment as of the respective measurement dates. The accounting treatment for these awards in the context of the business combination is to recognize the awards as a post-combination expense and were not included in the purchase price. If we were to determine it was probable that the performance conditions would be satisfied, we would recognize compensation expense for these awards over the requisite service period. At each reporting date, we assess the probability of achieving the sales targets and fulfilling the performance condition. No compensation expense has been recognized on these awards as we determined that it was not probable that the performance condition would be satisfied as of June 30, 2024, 2023 and 2022.

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

Goodwill of $2.7 million arising from the acquisition includes the expected synergies between Yoke and the Company. The goodwill, which is deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The above table represents the final allocation of the purchase price, noting no material measurement period adjustments. Pro forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of Yoke in the Company's Consolidated Financial Statements.

11. REVENUE

Based on similar operational characteristics, the Company's revenue is disaggregated as follows:

	Year-ended June 30,
($ in thousands)	2024	2023	2022
Transaction fees	$156,166	$132,594	$110,695
Subscription fees	75,331	67,629	58,155
Subscription and transaction fees	231,497	200,223	168,850
Equipment sales	37,099	43,418	36,352
Total revenues	$268,596	$243,641	$205,202

A portion of the Company’s revenues relate to rental lease arrangements. The Company leases equipment to customers under the Cantaloupe One program which is accounted for as operating leases in accordance with ASC 842. Lease revenue is recognized on a straight-line basis over the term of the lease. As described in Note 4 - Finance Receivables, the Company leases equipment under the QuickStart program which is accounted for as sales-type finance leases in accordance with ASC 842. The Company's revenues earned under ASC Topic 842 are as follows:

	Year-ended June 30,
($ in thousands)	2024	2023	2022
Operating leases	$8,246	$7,567	$7,107
Sales-type finance leases	2,882	6,464	8,010
Total lease revenues	$11,128	$14,031	$15,117

Other than the revenues described above, all of the Company's revenues are earned under ASC 606.

The Company's revenue from international operations were $2.4 million and $0.5 million for the year ended June 30, 2024 and 2023, respectively. The Company had no revenue from international operations for the year ended June 30, 2022.

Contract Assets
Contract assets represents revenue earned from customers that is not yet billable to a customer, generally due to the timing of when equipment and services are delivered to customers on bundled contracts, or as a result of contracts costs as described below. Contract assets that will be billed within the next 12 months are included in Prepaid expenses and other current assets and all others are included in Other assets on the Consolidated Balance Sheets. Contract assets were $2.6 million, $0.6 million, and $0.0 million as of June 30, 2024, 2023, and 2022, respectively.

Contract Liabilities
The Company's contract liability (i.e., deferred revenue) balances are as follows:

	Year ended June 30,
($ in thousands)	2024	2023
Deferred revenue, beginning of the period	$1,666	$1,893
Deferred revenue, end of the period	1,726	1,666
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	617	576
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
The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2024:

($ in thousands)	Year ended June 30,
2025	5,938
2026	3,420
2027	575
Total	$9,933

Contract Costs
At June 30, 2024 and 2023, the Company had net capitalized costs to obtain contracts of $0.9 million and $0.6 million included in Prepaid expenses and other current assets and $2.4 million and $2.8 million included in Other assets on the Consolidated Balance Sheets, respectively. None of these capitalized contract costs were impaired. During the years ended June 30, 2024 and 2023, amortization of capitalized contract costs was $1.0 million and $0.8 million, respectively. Amortization of costs to obtain a contract are included within Sales and marketing expenses within the Consolidated Statements of Operations.
12. STOCK-BASED COMPENSATION
STOCK COMPENSATION PLANS
The Company has three active stock-based compensation plans at June 30, 2024 as shown in the table below:

Date Approved	Name of Plan	Type of Plan	Authorized Shares

June 2014	2014 Stock Option Incentive Plan	Stock options	750,000
June 2015	2015 Equity Incentive Plan	Stock & stock options	1,250,000
April 2018	2018 Equity Incentive Plan	Stock & stock options	10,000,000
			12,000,000

As of June 30, 2024, the Company had reserved shares of Common Stock for future issuance for the following:

Common Stock	Reserved Shares
Conversions of Preferred Stock and cumulative Preferred Stock dividends	95,558
Issuance of shares to former executive upon the occurrence of a Cantaloupe transaction (1)	140,000
Total shares reserved for future issuance	235,558
(1)Represents 140,000 shares issuable to our former executive upon the occurrence of a "USA Transaction" as such term is defined in the stock agreement.
As of June 30, 2024, the Company had the following shares available for issuance under the respective incentive plans:

Incentive Plan	Available Options
Issuance under 2014 Stock Option Incentive Plan	15,687
Issuance under 2015 Equity Incentive Plan	369,157
Issuance under 2018 Equity Incentive Plan	4,170,267
Total options available for future issuance	4,555,111
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

The fair value of options granted during the years ended June 30, 2024, 2023, and 2022 was determined using the following assumptions:

	For the year ended June 30,
	2024	2023	2022

Expected volatility	52.6 - 69.7%	74.6 - 77.6%	73.2 - 74.6%
Expected life (years)	4.2 - 4.5	4.4 - 4.6	4.5 - 4.6
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	4.0 - 4.4%	2.7 - 4.1%	1.0 - 2.9%

The following tables provide information about outstanding options for the years ended June 30, 2024, 2023, and 2022:

	For the year ended June 30, 2024
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of year	3,873,632	$6.35	5.1	$7,595
Granted	175,000	$6.92
Exercised	(18,334)	$6.06		$—
Forfeited	(29,799)	$6.90
Expired	(28,665)	$4.40
Outstanding options, end of year	3,971,834	$6.63	4.3	$3,582
Exercisable options, end of year	2,602,259	$7.28	3.8	$1,085

	For the year ended June 30, 2023
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of year	3,529,833	$7.41	4.5	$194
Granted	1,720,000	$4.61
Exercised	—	$—		$—
Forfeited	(1,376,201)	$6.86
Expired	—	$—
Outstanding options, end of year	3,873,632	$6.35	5.1	$7,595
Exercisable options, end of year	1,341,466	$7.26	3.9	$1,536

	For the year ended June 30, 2022
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of year	2,952,092	$6.97	5.6	$14,419
Granted	904,500	$8.86
Exercised	(121,248)	$6.30		$(53)
Forfeited	(205,511)	$8.09
Expired	—	$—
Outstanding options, end of year	3,529,833	$7.41	4.5	$194
Exercisable options, end of year	1,538,302	$6.79	4.5	$183
The weighted average grant date fair value per share for the Company's stock options granted during the years ended June 30, 2024, 2023, and 2022 was $4.02, $2.89, and $5.12, respectively. The total fair value of stock options vested during the years ended June 30, 2024, 2023, and 2022 was $4.5 million, $3.8 million, and $3.0 million, respectively.

Performance based awards
The Company has awarded stock options to certain executives which vest each year over a three to four-year period. These stock options are also subject to the achievement of performance goals to be established by the Company's Board for each fiscal year.

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

For these performance-based awards that provide discretion to the Compensation Committee, a mutual understanding of the key terms and conditions between the Company and the employees have not yet been met and a grant date has not been established. When the service period begins prior to the grant date, the Company begins recognizing compensation cost before there is a grant date. The Company estimates the award's fair value at each reporting period for these equity classified awards, until the grant date, utilizing a Monte Carlo simulation valuation model. The total expense recognized during the year ended June 30, 2024 for these awards was $0.1 million. For the year ended June 30, 2023, the total net benefit recognized for these awards was $0.8 million, primarily as a result of reversing unvested grants for terminated executives during the period.

COMMON STOCK GRANTS

The Company makes annual grants of restricted shares of common stock to executive officers pursuant to long-term stock incentive plans (“LTIPs”) which vest annually, typically over three years.

The Company also grants restricted stock units ("RSU"s) to members of the board of directors as compensation for their service on the board as well as to employees as additional compensation. These stock awards typically vest over a one to three-year period.

A summary of the status of the Company’s nonvested common shares and RSUs as of June 30, 2024, 2023, and 2022, and changes during the years then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2021	137,846	$9.57
Granted	507,729	$7.33
Vested	(101,515)	$10.34
Forfeited	(95,152)	$8.89
Nonvested at June 30, 2022	448,908	$7.00
Granted	346,346	$5.41
Vested	(274,011)	$5.96
Forfeited	(97,342)	$8.27
Nonvested at June 30, 2023	423,901	$6.08
Granted	439,363	$6.72
Vested	(311,093)	$6.38
Forfeited	(4,207)	$7.58
Nonvested at June 30, 2024	547,964	$6.41

STOCK-BASED COMPENSATION EXPENSE

The Company applies the fair value method to recognize compensation expense for stock-based awards. Using this method, the estimated grant-date fair value of the award is recognized over the requisite service period using the accelerated attribution method. The Company accounts for forfeitures as they occur.

A summary of the Company's stock-based compensation expense recognized during the years ended June 30, 2024, 2023, and 2022 is as follows:

($ in thousands)	For the year ended June 30,
Award type	2024	2023	2022
Stock options	$2,992	$2,967	$4,424
Stock grants	2,117	1,770	1,824
Total stock-based compensation expense	$5,109	$4,737	$6,248

The Company recognized tax benefits of $0.5 million, $1.4 million, and $0.6 million related to stock compensation expense for the years ended June 30, 2024, 2023, and 2022, respectively.

A summary of the Company's unrecognized stock-based compensation expense as of June 30, 2024 is as follows:

	As of June 30, 2024
Award type	Unrecognized Expense (in thousands)	Weighted Average Recognition Period (in years)
Stock options	$1,566	1.3
Stock grants	$2,225	1.5

13. INCOME TAXES

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. The Company believes that for the year ended June 30, 2024, it is more likely than not that its deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The Company intends to continue maintaining a full valuation allowance on its federal and state deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility in a future period that sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

The provision for income taxes for the years ended June 30, 2024, 2023 and 2022 is comprised of the following:

	Year ended June 30,
($ in thousands)	2024	2023	2022
Current:
Federal	$(65)	$—	$—
State	(729)	(92)	(179)
Foreign	—	—	—
Total current	(794)	(92)	(179)
Deferred:
Federal	(248)	(62)	(18)
State	57	(27)	11
Foreign	—	—	—
Total deferred	(191)	(89)	(7)
Total income tax provision	$(985)	$(181)	$(186)

The components of pre-tax income (loss) are as follows:

	Year ended June 30,
($ in thousands)	2024	2023	2022
U.S. income (loss)	$16,217	$996	$(1,517)
Other income (loss)	(3,239)	(182)	—
Total income (loss)	$12,978	$814	$(1,517)

A reconciliation of the provision for income taxes for the years ended June 30, 2024, 2023 and 2022 to the indicated provision based on income (loss) before the provision for income taxes at the federal statutory rate of 21.0% for the fiscal years ended June 30, 2024, June 30, 2023, and June 30, 2022 is as follows:

	Year ended June 30,
($ in thousands)	2024	2023	2022
Tax at U.S Federal statutory rate	$(2,725)	$(171)	$319
Effects of permanent differences
Stock compensation	$24	$(688)	$(184)
Other permanent differences	$(81)	$(497)	$(106)
State income taxes, net of federal benefit	$(613)	$(296)	$(275)
Changes related to prior years	$—	$51	$—
Changes related to state tax rates	$—	$(2,455)	$—
Changes in valuation allowances	$2,281	$3,942	$184
Statutory Rates Different from U.S.	$183	$—	$—
Other	$(54)	$(67)	$(124)
Total	$(985)	$(181)	$(186)
As of June 30, 2024 the Company had federal and state operating loss carryforwards of approximately $159 million and $91 million, respectively, to offset future taxable income. As of June 30, 2023 the Company had federal and state operating loss carryforwards of approximately $179 million and $112 million, respectively, to offset future taxable income. The timing and extent to which the Company can utilize operating loss carryforwards in any year may be limited because of provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). Federal and state net operating loss carryforwards of $64 million and $10 million, respectively, have indefinite lives and will not expire. The remaining $95 million of federal net operating loss carryforwards and $81 million of state operating loss carryforwards begin to expire in 2024. The net deferred tax assets arose primarily from net operating loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	As of June 30,
($ in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$37,621	$42,614
Receivable credit losses	1,367	1,180
Inventory reserves	541	580
Sales returns and allowances	2,463	1,916
Sales tax reserves	1,876	2,824
Deferred research and development	5,750	2,856
Stock-based compensation	4,327	3,798
Lease liabilities	2,410	884
Other	346	190
	56,701	56,842
Deferred tax liabilities:
Intangibles	(3,502)	(3,689)
Property and equipment	(1,179)	(1,466)
Right-of-use assets	(1,954)	(586)
	(6,635)	(5,741)
Deferred tax assets, net	50,066	51,101
Valuation allowance	(50,532)	(51,376)
Deferred income taxes	$(466)	$(275)
As of June 30, 2024, the Company had total unrecognized income tax benefits of $0.8 million related to its nexus in certain state tax jurisdictions. If recognized in future years, $0.8 million of these currently unrecognized income tax benefits would impact the income tax provision and effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Year ended June 30,
($ in thousands)	2024	2023	2022
Balance at the beginning of the year	$689	$572	$444
Gross increases and decreases related to current period tax positions	—	—	—
Gross increases and decreases related to prior period tax positions	110	117	128
Balance at the end of the year	$799	$689	$572

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years ended June 30, 2020 through June 30, 2022 remain open to examination by taxing jurisdictions to which the Company is subject.  While the statute of limitations has expired for years prior to the year ended June 30, 2020, changes in reported losses for those years are subject to examination by tax authorities to the extent that operating loss carryforwards from those prior years impact upon taxable income in current years. As of June 30, 2024, the Company did not have any income tax examinations in process.

14. EARNINGS (LOSS) PER SHARE CALCULATION
The calculation of basic and diluted earnings (loss) per share is presented below:

	Year ended June 30,
($ in thousands, except share and per share data)	2024	2023	2022

Numerator for basic and diluted earnings (loss) per share
Net income (loss)	$11,993	$633	$(1,703)
Preferred dividends	(578)	(623)	(668)
Net income (loss) available to common shareholders	$11,415	$10	$(2,371)

Denominator for basic earnings (loss) per share - Weighted average shares outstanding	72,819,220	71,978,901	71,091,790
Effect of dilutive potential common shares	1,352,878	535,733	—
Denominator for diluted earnings (loss) per share - Adjusted weighted average shares outstanding	74,172,098	72,514,634	71,091,790

Basic earnings (loss) per share	$0.16	$—	$(0.03)
Diluted earnings (loss) per share	$0.15	$—	$(0.03)

Potentially anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share were approximately 0 million, 4 million, and 5 million for the year ended June 30, 2024, 2023 and 2022, respectively.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at cost which approximates fair value due to their liquid or short-term nature. We have not identified material factors that would significantly impact the fair value of our financial assets and liabilities. The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of June 30, 2024, as the debt facility was recently amended in March and December, 2022 and the interest rates applicable are variable in nature. The fair value of the Company’s obligations under its long-term debt agreements with JPMorgan were considered Level 2 liabilities of the fair value hierarchy because these instruments have interest rates that reset frequently.

16. SHAREHOLDER'S EQUITY AND PREFERRED STOCK

Common Stock

The Company has 640.0 million shares of common stock, no par value, authorized for issuance. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders are entitled to vote, including the election of directors. The Company had approximately 72.9 million and 72.7 million shares of common stock issued and outstanding, respectively, as of June 30, 2024 and June 30, 2023.

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

Convertible Preferred Stock

The Company has 1.8 million of preferred stock authorized for issuance which may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of June 30, 2024, 900,000 preferred shares have been designated as Series A Convertible Preferred Stock, no par value. The other 900,000 preferred shared shares have not been designated. Each share of Series A Convertible Preferred Stock is convertible into 0.1988 of a share of Common Stock and each share of Series A Convertible Preferred Stock is entitled to 0.1988 of a vote on all matters on which the holders of Common Stock are entitled to vote. Series A Convertible Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Convertible Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.

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

The Series A Convertible Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2024. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Convertible Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders. The Series A Convertible Preferred Stock liquidation preference as of June 30, 2024 and 2023 is as follows:

	Year ended June 30,
($ in thousands)	2024	2023
For shares outstanding at $10.00 per share	$3,858	$3,858
Cumulative undeclared and unpaid dividends	18,864	18,286
	$22,722	$22,144

The Company has determined that its Series A Convertible Preferred Stock is contingently redeemable due to the existence of deemed liquidation provisions contained in its certificate of incorporation, and therefore classifies its convertible preferred stock outside of permanent equity. The Company has not made any adjustments to the carrying value of the Series A Convertible Preferred Stock to reflect the liquidation value of the shares inclusive of the cumulative undeclared and unpaid dividends because the Company has determined that a deemed liquidation event is not probable of occurring. Cumulative undeclared and unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2024, 2023 and 2022, no shares of Preferred Stock nor cumulative preferred dividends were converted into shares of common stock.

17. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Retirement Plan”) allows employees to make voluntary contributions, beginning on their first day of active employment, up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan. The Company may, in its discretion, make a matching contribution, a profit-sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election, at the beginning of the plan year, as to whether it will make a safe harbor contribution to the plan. In fiscal years 2024, 2023 and 2022, the Company elected and made safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the years ended June 30, 2024, 2023 and 2022 approximated $0.9 million, $0.8 million and $0.7 million, respectively, and are included within General and administrative expenses within our Consolidated Statements of Operations.
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

SEC Inquiries and Settlements

Beginning in the fiscal year 2019, the Company received inquiries from the SEC into the facts and circumstances arising from accounting practices in fiscal years 2017 and 2018 ("2019 Investigation"). The Company fully cooperated with these inquiries. During fiscal year 2023, the Company reached a settlement with the SEC to resolve its 2019 Investigation. As part of the settlement, the Company agreed to neither admit nor deny the findings in the SEC’s final order, and agreed to a cease-and-desist order with a civil monetary penalty payment of $1.5 million. The penalty payment was fully paid to the SEC as of June 30, 2023. During fiscal year 2023, the Company received a $2.0 million reimbursement from its directors and officers (D&O) insurance policy for legal fees and expenses incurred in connection with the 2019 Investigation. The D&O reimbursement proceeds were recorded as a reduction of "Investigation, proxy and restatement expenses, net of insurance recoveries" on the Company's Consolidated Statement of Operations for the fiscal year ended June 30, 2023. Additionally, in fiscal year 2024, the Company agreed to an additional net settlement of approximately $1.5 million with a third party insurance carrier related to the reimbursement of expenses associated with the closed SEC investigation. The additional settlement proceeds were recorded as a reduction of "Investigation, proxy and restatement expenses, net of insurance recoveries" on the Company's Consolidated Statement of Operations for the fiscal year ended June 30, 2024. The matter is now fully closed.

Purchase Commitments

As of June 30, 2024, the Company had no material firm purchase commitments over the next year.

19. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company and a recurring monthly subscription fee for the analytics services. The total expense recognized within Cost of subscription and transaction fees for the year ended June 30, 2024, 2023, and 2022 for these arrangements were $0.2 million, $0.4 million, and $1.1 million, respectively.

20. SUBSEQUENT EVENTS

On September 5, 2024, the Company acquired SB Software Limited, a United Kingdom private limited Company, for an estimated aggregate base purchase price of approximately $13 million, including approximately $3 million in consideration contingent upon achievement of certain revenue targets over the next three years. The acquired company is in the businesses of vending machine and coffee machine management in the United Kingdom.

Due to the limited amount of time since the acquisition date, the preliminary acquisition valuation for the acquisition is incomplete at this time. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed. The Company expects to have preliminary allocations of the purchase consideration to the assets acquired and liabilities assumed in the first quarter ended September 30, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
On October 10, 2023, the Audit Committee (the “Audit Committee”) of the board of directors (the “Board”) of Cantaloupe, Inc. (the “Company”) approved, and the Board ratified, the dismissal of BDO USA P.C. (“BDO”) as the Company’s independent registered public accounting firm.

During the fiscal years ended June 30, 2023 and 2022, respectively, and the subsequent interim period through October 10, 2023, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with BDO on any matter of accounting principles or practices, fibnancial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO would have caused BDO to make reference thereto in its reports on the consolidated financial statements for such years.

BDO’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2023 and 2022 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended June 30, 2023 and 2022, and the subsequent interim period through October 10, 2023, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses in the Company’s internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures,” in the Company’s annual reports on Form 10‑K for the years ended June 30, 2023 and June 30, 2022, filed with the SEC on September 25, 2023 and November 9, 2022, respectively, and in Part I, Item 4, “Controls and Procedures,” in the Company’s quarterly reports on Form 10‑Q for the quarters ended September 30, 2022, December 31, 2022, and March 31, 2023, filed with the SEC on November 9, 2022, February 9, 2023 and May 9, 2023, respectively. The Audit Committee has discussed the material weaknesses in the Company’s internal control over financial reporting with BDO and authorized BDO to respond fully to the inquiries of Deloitte & Touche LLP (“Deloitte”), the Company’s new independent registered public accountants, concerning such material weaknesses.

Also on October 10, 2023, the Audit Committee further approved, and the Board ratified, the appointment of Deloitte as the Company’s new independent registered public accounting firm to perform independent audit services for the fiscal year ending June 30, 2024.

During the fiscal years ended June 30, 2023 and 2022, and the subsequent interim period through October 10, 2023, neither the Company, nor anyone on its behalf, consulted Deloitte regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by Deloitte that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).
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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

b) Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) the Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2024.

On February 1, 2024, we completed the acquisition of Cheq Lifestyle Technology, Inc. ("Cheq"). As permitted by the SEC rules and regulations, management's assessment did not include the internal control of the acquired operations of Cheq, which are included in our consolidated financial statements as of June 30, 2024 and for the period from the acquisition date through June 30, 2024. In accordance with our integration efforts, we plan to incorporate the acquired operations of Cheq into our internal control over financial reporting program within the time period provided by applicable SEC rules and regulations. The assets, excluding goodwill, of the acquired operations of Cheq constitute approximately 1% of our total consolidated assets as of June 30, 2024 and approximately 1% of our total consolidated revenues for the year ended June 30, 2024.

c) Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Deloitte & Touche LLP, as auditor of our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2024.

d) Changes in Internal Control Over Financial Reporting
Other than the remediation of the material weaknesses reported in our 2023 Annual Report on Form 10-K, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2024.

e) Remediation of Prior Material Weaknesses

As previously reported, management identified that the company had material weaknesses in its internal control over financial reporting as of June 30, 2022 and June 30, 2023. Following the identification of the material weaknesses and continuing through the year ended June 30, 2024, management executed its remediation plan related to these material weaknesses, including (i) enhancing existing policies and procedures and implementing new tools to facilitate more efficient operations and improve the timely execution of key controls by company personnel, (ii) enhancing program change management, user access provisioning, and monitoring controls to ensure changes to key applications are appropriately reviewed and approved and to enforce appropriate system access and segregation of duties, (iii) recruiting key positions within our accounting, technology and other support functions to enhance our ability to evaluate and document the accounting treatment for significant unusual transactions, allow for appropriate segregation of duties and change management, and provide appropriate oversight and reviews, (iv) improving the design of key controls to ensure reports used in the performance of such controls are complete and accurate as part of the controls execution, and (v) improving the design and operation of controls related to revenue recognition including the identification of performance obligations and stand-alone selling prices and review and input of the contract terms into our information systems. As a result of the measures described above, the previously disclosed material weaknesses have been remediated as of June 30, 2024.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of the Company's director of executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2024.

Insider Trading Policy

We have adopted the Cantaloupe, Inc. Insider Trading Policy (the “Insider Trading Policy”), which governs the purchase, sale and other dispositions of our securities by all of our directors, officers and employees, as well as their family members and other persons who live with them, and any corporations, limited liability companies, partnerships, trusts or other entities over which they influence or control. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, as well as the rules and regulations of the NASDAQ. It prohibits those who are subject to the policy from trading securities of any company, including the Company, while in possession of material non-public information, and from buying, selling or gifting Company securities even if not in possession of such information during certain trading blackout periods, subject to limited exceptions. It also prohibits those who are subject to the policy from effecting short sales of Company securities and from engaging in hedging transactions and purchasing or selling derivative securities, such as puts and calls, relating to Company securities. The Insider Trading Policy also imposes additional trading restrictions applicable to our directors, executive officers and employees. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.1.
Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2024.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2024.

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

10.12
Payment Solutions Agreement between the Company, First Data Merchant Services LLC and Wells Fargo Bank, N.A., dated March 20, 2020 (portions of this exhibit were redacted pursuant to a confidential treatment request)(incorporated by reference to Exhibit 10.1 to Form 10-Q filed on June 24, 2020).

10.13	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 25, 2021).

10.14†	Employment Agreement, between Cantaloupe, Inc. and Ravi Venkatesan (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 3, 2022).

10.15†	Promotion Letter, between Cantaloupe, Inc. and Ravi Venkatesan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 8, 2022).

16.1	Letter from BDO USA, P.C. Dated October 13, 2023 Regarding Change in Certifying Accountant

19.1	Insider trading policies and procedures

21.1*	List of significant subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of BDO USA, P.C. Independent Registered Public Accounting Firm.

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

32.1**	Certification by the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SIGNATURES	TITLE	DATE

/s/ Ravi Venkatesan	Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2024
Ravi Venkatesan

/s/ Scott Stewart	Chief Financial Officer (Principal Financial Officer)	September 10, 2024
Scott Stewart

/s/ Jared Grachek	Chief Accounting Officer (Principal Accounting Officer)	September 10, 2024
Jared Grachek

/s/ Lisa P. Baird	Director	September 10, 2024
Lisa P. Baird

/s/ Douglas G. Bergeron	Chairman of the Board of Directors	September 10, 2024
Douglas G. Bergeron

/s/ Ian Harris	Director	September 10, 2024
Ian Harris

/s/ Jacob Lamm	Director	September 10, 2024
Jacob Lamm

/s/ Michael K. Passilla	Director	September 10, 2024
Michael K. Passilla

/s/ Ellen Richey	Director	September 10, 2024
Ellen Richey

/s/ Anne M. Smalling	Director	September 10, 2024
Anne M. Smalling

/s/ Shannon S. Warren	Director	September 10, 2024
Shannon S. Warren