Form 10-Q
period 2024-09-30
CANTALOUPE, INC.
filed 2024-11-07
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-33365
Cantaloupe, Inc.
_______________________________________________________________
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Lindenwood Drive, Suite 405	Malvern,	Pennsylvania	19355
(Address of principal executive offices)			(Zip Code)
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

As of November 4, 2024, there were 72,986,172 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2024 (Unaudited)	June 30, 2024
($ in thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$33,124	$58,920
Accounts receivable, net	32,490	43,848
Finance receivables, net	6,104	6,391
Inventory	44,571	40,791
Prepaid expenses and other current assets	7,456	7,844
Total current assets	123,745	157,794

Non-current assets:
Finance receivables, net	8,873	10,036
Property and equipment, net	35,888	34,029
Operating lease right-of-use assets	8,276	7,986
Intangibles, net	26,762	24,626
Goodwill	102,708	94,903
Other assets	5,883	6,194
Total non-current assets	188,390	177,774

Total assets	$312,135	$335,568

Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities:
Accounts payable	$52,612	$78,895
Accrued expenses	21,743	24,008
Current obligations under long-term debt	1,362	1,266
Deferred revenue	1,471	1,726
Total current liabilities	77,188	105,895

Long-term liabilities:
Deferred income taxes	505	466
Long-term debt, less current portion	35,919	36,284
Other noncurrent liabilities	9,573	8,457
Total long-term liabilities	45,997	45,207

Total liabilities	123,185	151,102
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 and 385,782 issued and outstanding, with liquidation preferences of $23,011 and $22,722 at September 30, 2024 and June 30, 2024, respectively	2,720	2,720
Shareholders’ equity:
Common stock, no par value, 640,000,000 shares authorized, 72,986,172 and 72,935,497 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	—	—
Additional paid-in capital	483,052	482,329
Accumulated deficit	(296,887)	(300,459)
Accumulated other comprehensive income (loss)	65	(124)
Total shareholders’ equity	186,230	181,746

Total liabilities, convertible preferred stock, and shareholders’ equity	$312,135	$335,568
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
($ in thousands, except share and per share data)	2024	2023
Revenues:
Subscription and transaction fees	$63,792	$55,135
Equipment sales	7,044	7,548
Total revenues	70,836	62,683

Costs of sales (exclusive of certain depreciation and amortization):
Cost of subscription and transaction fees	35,744	31,728
Cost of equipment sales	6,241	6,627
Total costs of sales	41,985	38,355

Operating expenses:
Sales and marketing	5,448	4,142
Technology and product development	4,499	4,168
General and administrative	11,928	10,438
Integration and acquisition expenses	197	78
Depreciation and amortization	2,672	2,747
Total operating expenses	24,744	21,573

Operating income	4,107	2,755

Other income (expense):
Interest income	447	517
Interest expense	(991)	(1,107)
Other income (expense), net	186	(77)
Total other expense, net	(358)	(667)

Income before income taxes	3,749	2,088
Provision for income taxes	(177)	(81)

Net income	3,572	2,007
Preferred dividends	(289)	(289)
Net income applicable to common shares	$3,283	$1,718

Net earnings per common share
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

Weighted average number of common shares outstanding used to compute net earnings per share applicable to common shares
Basic	73,068,856	72,717,965
Diluted	73,921,186	74,305,512
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,

($ in thousands)	2024	2023
Net income	3,572	$2,007

Foreign currency translation adjustments	189	—
Other comprehensive income	189	—
Total comprehensive income	$3,761	$2,007

See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity
(Unaudited)

Three Month Period Ended September 30, 2024

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	385,782	$2,720	72,935,497	$—	$482,329	$(300,459)	$(124)	$181,746
Stock-based compensation	—	—	—	—	723	—	—	723
Vesting of restricted stock	—	—	50,675	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	189	189
Net income	—	—	—	—	—	3,572	—	3,572
Balance, September 30, 2024	385,782	$2,720	72,986,172	$—	$483,052	$(296,887)	$65	$186,230

Three Month Period Ended September 30, 2023

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	385,782	$2,720	72,664,464	$—	$477,324	$(312,452)	$—	$164,872
Stock-based compensation	—	—	—	—	1,934	—	—	1,934
Vesting of restricted stock	—	—	20,801	—	—	—	—	—
Exercise of stock options	—	—	10,000	—	74	—	—	74
Net income	—	—	—	—	—	2,007	—	2,007
Balance, September 30, 2023	385,782	$2,720	72,695,265	$—	$479,332	$(310,445)	$—	$168,887

See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
($ in thousands)	2024	2023
Cash flows from operating activities:
Net income	$3,572	$2,007
Adjustments to reconcile net income to net cash (used in) provided from operating activities:
Stock-based compensation	887	1,932
Amortization of debt issuance costs and discounts	30	32
Provision for expected losses	949	1,000
Provision for inventory reserve	83	—
Depreciation and amortization	3,192	3,089
Gain on foreign currency exchange rates	(211)	—
Non-cash lease expense	321	400
Deferred income taxes	24	43
Changes in operating assets and liabilities:
Accounts receivable	11,047	(7,784)
Finance receivables	1,081	1,122
Inventory	(3,863)	(344)
Prepaid expenses and other assets	219	171
Accounts payable and accrued expenses	(28,897)	5,152
Operating lease liabilities	(197)	(391)
Deferred revenue	(255)	274
Net cash (used in) provided by operating activities	(12,018)	6,703

Cash flows from investing activities:
Capital expenditures	(3,791)	(2,916)
Acquisition of business, net of cash acquired	(9,761)	—
Net cash used in investing activities	(13,552)	(2,916)

Cash flows from financing activities:
Repayment of long-term debt	(286)	(193)
Proceeds from exercise of common stock options	—	76
Payment of employee taxes related to stock-based compensation	(164)	—
Net cash used in financing activities	(450)	(117)

Effect of currency exchange rate changes on cash and cash equivalents	224	—

Net (decrease) increase in cash and cash equivalents	(25,796)	3,670
Cash and cash equivalents at beginning of year	58,920	50,927
Cash and cash equivalents at end of period	$33,124	$54,597

Supplemental disclosures of cash flow information:
Interest paid in cash	$883	$889
Income taxes paid in cash	$251	$13

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2024 Annual Report on Form 10-K.

The Company has operations in the United States, Mexico and the United Kingdom. The functional currencies of our foreign wholly-owned subsidiaries are the local currencies. We translate the financial statements of these subsidiaries into U.S. dollars each reporting period for purposes of consolidation.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company evaluates these estimates on an ongoing basis.

Estimates, judgments, and assumptions in these condensed consolidated financial statements include, but are not limited to, those related to revenue recognition, capitalization of internal-use software and cloud computing arrangements, fair value of acquired assets and liabilities including goodwill through purchase accounting, income taxes and sales tax reserves. See the Company's Annual Report, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, section Critical Accounting Estimates.

Reclassification

Certain reclassifications have been made to prior year's reported amounts in order to conform to the current year presentation. These reclassifications did not impact our previously reported net income or stockholders’ equity.

Recent Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, which is the Company's fiscal year ended June 30, 2026. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023, which is the Company's fiscal year ended June 30, 2025. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024, which is the Company's fiscal year ended June 30, 2026. Retrospective application is required for all prior periods presented, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

No other new accounting pronouncements, issued or effective during the period ended September 30, 2024, have had or are expected to have a significant impact on the Company’s financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable includes amounts due to the Company for sales of equipment and subscription fees, settlement receivables for amounts due from third-party payment processors, receivables from contract manufacturers and unbilled amounts due from customers, net of the allowance for credit losses. Accounts receivable, net of the allowance for uncollectible accounts were $32.5 million as of September 30, 2024 and $43.8 million as of June 30, 2024.

Allowance for credit losses

The following table represents a rollforward of the allowance for credit losses for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
($ in thousands)	2024	2023
Balance, beginning of quarter	$13,442	$10,815
Provision for expected losses	558	958
Write-offs	(354)	(60)
Balance, end of quarter	$13,646	$11,713

4. FINANCE RECEIVABLES

The Company's finance receivables consist of devices under its financing program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases.

The Company collects lease payments from customers primarily as part of the flow of funds from our transaction processing services. Balances are considered past due if customers do not have sufficient transaction revenue to cover the monthly lease payment by the end of the monthly billing period.

At September 30, 2024, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$2,066	$3,050	$6,029	$1,571	$562	$157	$13,435
30 days and under	31	52	160	76	44	27	390
31 - 60 days	11	23	119	67	47	27	294
61 - 90 days	6	18	102	47	79	32	284
Greater than 90 days	9	122	1,040	235	279	1,214	2,899
Total finance receivables	$2,123	$3,265	$7,450	$1,996	$1,011	$1,457	$17,302

At June 30, 2024, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$2,199	$5,135	$4,668	$1,961	$456	$324	$14,743
30 days and under	13	67	80	85	56	42	343
31 - 60 days	8	64	58	49	47	38	264
61 - 90 days	8	62	48	32	36	38	224
Greater than 90 days	35	387	625	208	297	1,235	2,787
Total finance receivables	$2,263	$5,715	$5,479	$2,335	$892	$1,677	$18,361

The following table represents a rollforward of the allowance for finance receivables for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
($ in thousands)	2024	2023

Balance at June 30	$1,934	$2,098
Provision for expected losses	391	51
Balance at September 30	2,325	2,149

There were no write-offs of finance receivables for the three months ended September 30, 2024 and 2023.

Cash to be collected on our performing finance receivables due for each of the fiscal years is as follows:

($ in thousands)	Amount
Remainder of 2025	$5,480
2026	6,003
2027	4,043
2028	2,051
2029	770
Thereafter	85
Total amounts to be collected	18,432
Less: interest	(1,130)
Less: allowance for uncollectible receivables	(2,325)
Total finance receivables	$14,977

5. LEASES

Lessee Accounting
We have operating leases which are primarily real estate leases used for corporate functions, product development, sales, and other purposes. The following table provides supplemental balance sheet information related to the Company's operating leases:

($ in thousands)	Balance Sheet Classification	September 30, 2024	June 30, 2024
Assets:	Operating lease right-of-use assets	$8,276	$7,986

Liabilities:
Current	Accrued expenses	$1,432	$1,320
Long-term	Other noncurrent liabilities	8,759	8,457
Total lease liabilities		$10,191	$9,777

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Three months ended September 30,
	2024	2023
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$485	$604

Non-cash activity:
Right-of-use assets obtained in exchange for new lease obligations	$290	$1,788

Maturities of lease liabilities by fiscal year for our leases as of September 30, 2024 are as follows:

($ in thousands)	Operating Leases
Remainder of 2025	$1,345
2026	2,405
2027	1,958
2028	1,456
2029	1,491
Thereafter	5,720
Total lease payments	14,375
Less: Imputed interest	(4,184)
Present value of lease liabilities	$10,191

Lessor Accounting

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	September 30, 2024	June 30, 2024
Cost	$32,777	$32,513
Accumulated depreciation	(25,229)	(24,742)
Net	$7,548	$7,771

For the three months ended September 30, 2024 and 2023, the Company recognized $2.3 million and $2.0 million of revenue from its device rental program, respectively, which is included in the Subscription and Transaction fees on its Condensed Consolidated Statements of Operations.

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of September 30, 2024 are disclosed within Note 4 - Finance Receivables.

6. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of September 30, 2024 and June 30, 2024 consisted of the following:

	As of September 30,	As of June 30,
($ in thousands)	2024	2024

JPMorgan Credit Facility*	$37,344	$37,625
Other obligations	29	34
Less: unamortized issuance costs and debt discount	(92)	(109)
Total	37,281	37,550
Less: debt and other financing arrangements, current	(1,362)	(1,266)
Debt and other financing arrangements, noncurrent	$35,919	$36,284
* See discussion below on amendment to the JPMorgan Credit Facility.

JPMorgan Chase Bank Credit Facility

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

On December 1, 2022, the Company entered into an amendment (the “2022 Amendment”) the Amended and Restated Credit Agreement, dated as of March 17, 2022, which, among other things, amended the definition of the Company’s EBITDA under the Credit Agreement. On December 1, 2022, the Company borrowed an additional $25 million under the Amended JPMorgan Credit Facility, including $15 million from the revolving credit facility and $10 million from the term facility. No issuance costs were capitalized in connection with this amendment.

The Amended JPMorgan Credit Facility matures on March 16, 2026. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans. Subject to the occurrence of a material acquisition and the Company’s total leverage ratio exceeding 3.00 to 1.00, the interest rate on the loans may increase by 0.25%. In an event of default, the interest rate may be increased by 2.00%. The Amended JPMorgan Credit Facility will also carry a commitment fee of 0.50% per annum on the unused portion. As of September 30, 2024, the weighted-average interest rate for the Amended JPMorgan Credit Facility is approximately 8.9%.

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

The Company was in compliance with its financial covenants for the Amended JPMorgan Credit Facility as of September 30, 2024.

The expected maturities for each fiscal year associated with the Company’s outstanding debt and other financing arrangements as of September 30, 2024, were as follows:

($ in thousands)	Amount
Remainder of 2025	$1,047
2026	36,326
Principal amounts payable	37,373
Unamortized issuance costs	(92)
Total outstanding debt	$37,281

7. ACCRUED EXPENSES
Accrued expenses consisted of the following as of September 30, 2024 and June 30, 2024:

	As of September 30,	As of June 30,
($ in thousands)	2024	2024

Sales tax reserve	$9,891	$9,947
Accrued compensation and related sales commissions	1,907	4,061
Operating lease liabilities - current	1,432	1,320
Accrued professional fees	3,496	4,336
Sales tax payable	1,969	2,123
Accrued other	1,136	851
Current portion of the fair value of SB Software contingent consideration*	542	—
Consideration withheld for the 32M acquisition	442	442
Consideration withheld for the Cheq acquisition*	928	928
Total accrued expenses	$21,743	$24,008
* See Note 9 - Acquisition for description of the arrangement.

8. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of September 30, 2024			Weighted Average Remaining Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,526	(1,971)	555	2.0
Developed technology	23,119	(13,792)	9,327	3.8
Customer relationships	27,217	(10,337)	16,880	8.6
Total intangible assets	$52,862	$(26,100)	$26,762	6.8

Goodwill	$102,708	$—	$102,708	Indefinite

	As of June 30, 2024			Weighted Average Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,361	$(1,852)	$509	1.6
Developed technology	20,062	(13,304)	6,758	3.6
Customer relationships	27,024	(9,665)	17,359	8.8
Total intangible assets	$49,447	$(24,821)	$24,626	7.2

Goodwill	$94,903	$—	$94,903	Indefinite

During the three months ended September 30, 2024 and September 30, 2023, the Company recognized $1.3 million and $1.6 million, respectively, in amortization expense related to intangible assets.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is one single reporting unit for purposes of testing goodwill for impairment. During the three ended September 30, 2024 and September 30, 2023, the Company did not recognize any impairment charges related to goodwill.

9. ACQUISITIONS
On September 5, 2024, the Company acquired all of the equity interests of SB Software Limited ("SB Software"), a United Kingdom private limited company. SB Software is in the business of vending and coffee machine management in the United Kingdom. The acquisition enhances Cantaloupe’s operational capabilities and market reach in Europe.
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

Both acquisitions were accounted for as business combinations using the acquisition method of accounting. The purchase price of each acquired company was allocated between tangible and intangible assets acquired and liabilities assumed from the acquired businesses based on their estimated fair values using primarily Level 3 inputs under ASC Topic 820, "Fair Value Measurement", with the residual of the purchase price recorded as goodwill.
SB Software
For SB Software, the Company paid a purchase price of approximately $11.4 million which includes cash paid of $10.0 million and the estimated fair value of contingent consideration to be paid out of $1.4 million. The acquisition was funded by the Company's cash on hand.
The $1.4 million fair value of the contingent consideration to be paid out represents the present value of up to $3.3 million in contingent consideration based on a Monte Carlo Simulation should SB Software achieve certain revenue growth metrics as defined in the share purchase agreement. Should these metrics be achieved, approximately $1.3 million, $1.0 million and $1.0 million will be payable in September 2025, September 2026 and September 2027, respectively. The current and noncurrent portions of the fair value of the contingent consideration of $0.5 million and $0.8 million are included in Accrued expenses and Other non-current liabilities on the Condensed Consolidated Balance Sheet, respectively.

The following table summarizes the estimated fair value assigned to the assets acquired and liabilities assumed:

($ in thousands)	Amount
Cash and cash equivalents	$284
Accounts receivable	94
Inventory	42
Prepaid expenses	14
Property and equipment	67
Operating lease right-of-use assets	244
Intangible assets	3,362
Total identifiable assets acquired	4,107
Accounts payable	(71)
Accrued expenses	(152)
Operating lease liability	(244)
Total liabilities assumed	(467)
Total identifiable net assets	3,640
Goodwill	7,743
Fair value of total considerations transferred	$11,383

The Company determined the estimated fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $3.0 million related to developed technology, $0.2 million related to customer relationships, and $0.2 million related to trade names. The estimated fair value of the acquired developed technology was determined using a multi-period excess earnings method. The estimated fair value of the acquired customer relationships was determined using the distributor method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The estimated fair value of the acquired trade names was determined using the relief from royalty method which estimates the value using the discounted value of the royalty that a company would pay to license the trade name. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives for developed technology, customer relationship, trade names were 5, 3 and 3 years, respectively.

Goodwill of $7.7 million arising from the acquisition includes the expected synergies between SB Software and the Company. The goodwill, which is not deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The Company recognized $0.2 million of integration and acquisition related costs that were expensed during the three months ended September 30, 2024. These costs are recorded within Integration and acquisition expenses in the Condensed Consolidated Statements of Operations.

The allocation of the purchase price is currently provisional and is subject to change over the remainder of the measurement period as the Company continues to evaluate and analyze the estimates and assumptions used in the valuation. Pro forma financial information of the acquisition and revenue and net income since acquisition are not presented due to the immaterial impact of the financial results of SB Software in the Company's Condensed Consolidated Financial Statements.
Cheq
For Cheq, the Company paid an aggregate purchase price consideration of $4.7 million, including $1.1 million in accounts payable paid concurrently with the acquisition and $0.9 million cash held back by the Company for net working capital and other post-closing adjustments. The acquisition was funded by the Company's cash on hand. Cash held back by the Company is expected to be paid after post-closing adjustments on January 1, 2025.

The following table summarizes the adjusted fair value assigned to the assets acquired and liabilities assumed:

($ in thousands)	Amount
Cash and cash equivalents	$84
Property and equipment	1,136
Intangible assets	1,750
Other assets	486
Total identifiable assets acquired	3,456
Accounts payable	(691)
Other liabilities	(52)
Total liabilities assumed	(743)
Total identifiable net assets	2,713
Goodwill	2,000
Fair value of total considerations transferred	$4,713

The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $1.4 million related to developed technology, $0.2 million related to customer relationships, and $0.2 million related to trade names. The fair value of the acquired developed technology was determined using a multi-period excess earnings method. The fair value of the acquired customer relationships was determined using the distributor method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The fair value of the acquired trade names was determined using the relief from royalty method which estimates the value using the discounted value of the royalty that a company would pay to license the trade name. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives for developed technology, customer relationship, trade names were 5, 3 and 3 years, respectively.

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

10. REVENUES

Based on similar operational characteristics, the Company's revenues are disaggregated as follows:

	Three months ended September 30,
($ in thousands)	2024	2023
Transaction fees	$43,604	$37,030
Subscription fees	20,188	18,105
Subscription and transaction fees	63,792	55,135
Equipment sales	7,044	7,548
Total revenues	$70,836	$62,683

A portion of the Company’s revenues relate to rental lease arrangements. The Company leases equipment to customers under the Cantaloupe One program which is accounted for as operating leases in accordance with ASC 842. Lease revenue is recognized on a straight-line basis over the term of the lease. As described in Note 4 - Finance Receivables, the Company leases equipment under sales-type finance leases in accordance with ASC 842.

The Company's revenues earned under ASC Topic 842 are as follows:

	Three months ended September 30,
($ in thousands)	2024	2023
Operating leases	$2,318	$1,990
Sales-type finance leases	640	692
Total lease revenues	$2,958	$2,682

Contract Assets
Contract assets represent revenues earned from customers that are not yet billable to customers, generally due to the timing of when equipment and services are delivered to customers on bundled contracts, or as a result of contracts costs as described below. Contract assets that will be billed within the next 12 months are included in Prepaid expenses and other current assets and all others are included in Other assets on the Condensed Consolidated Balance Sheets. Contract assets were $2.5 million and $2.6 million, as of September 30, 2024 and June 30, 2024.

Contract Liabilities

The change in the contract liability balances, presented as Deferred revenue on the Condensed Consolidated Balance Sheets, is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.
The Company's contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended September 30,
($ in thousands)	2024	2023
Deferred revenue, beginning of the period	$1,726	$1,666
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	(324)	(92)
Additions	69	366
Deferred revenue, end of the period	$1,471	$1,940
Future Performance Obligations

The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year are primarily associated with the Company's Cantaloupe ONE rental program which has a contractual term of 36 months. The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2024:

($ in thousands)	As of September 30, 2024
Remainder of fiscal year 2025	$4,341
2026	4,250
2027	1,084
Thereafter	26
Total	$9,701

Contract Costs

The Company had net capitalized costs to obtain contracts of $0.9 million and $0.9 million included in Prepaid expenses and other current assets and $2.4 million and $2.4 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024, respectively. None of these capitalized contract costs were impaired.

During the three months ended September 30, 2024 and September 30, 2023, amortization of capitalized contract costs was $0.2 million and $0.2 million, respectively. Amortization of costs to obtain a contract are included within Sales and marketing expenses within the Consolidated Statement of Operations.

11. STOCK-BASED COMPENSATION

Stock Options

The Company estimates the grant date fair value of the stock options with service conditions (i.e., a condition that requires an employee to render services to the Company for a stated period of time to vest) using a Black-Scholes valuation model. The Company’s assumption for expected volatility is based on its historical volatility data related to market trading of its own common stock. The Company uses the simplified method to determine expected term, as the Company does not have adequate historical exercise and forfeiture behavior on which to base the expected life assumption. The dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected option term of each stock option.

The fair value of options granted during the three months ended September 30, 2024 and 2023 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

	Three months ended September 30,
	2024	2023
Expected volatility (percent)	50.5%	61.3% - 69.7%
Weighted average expected life (years)	4.5	4.2 - 4.5
Dividend yield (percent)	0.0%	0.0%
Risk-free interest rate (percent)	3.4%	4.2% - 4.3%
Number of options granted	20,000	110,000
Weighted average exercise price	$6.35	$7.00
Weighted average grant date fair value	$2.88	$4.35

Stock-based compensation related to stock options with an established grant date for the three months ended September 30, 2024 and 2023 was $0.5 million and $1.1 million, respectively.

Restricted Stock Awards

The Company grants service based restricted stock awards to employees. The Company determines expense related to restricted stock awards using the closing stock price on the grant date and these awards are expensed under the accelerated attribution method over the vesting period which is typically a three-year service period. The total expense recognized for restricted stock awards for the three months ended September 30, 2024 and 2023 was $0.4 million and $0.5 million, respectively.

12. INCOME TAXES

The Company computes its interim period income tax expense or benefit using a forecasted estimated annual effective tax rate ("EAETR") and adjusts for any discrete items arising during the interim period and any changes in the Company's projected full-year business interest expense and taxable income. For the three months ended September 30, 2024, the EAETR was 5.1% and was based primarily on minimum state tax obligations.

For the three months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $0.2 million and $0.1 million, respectively. The income tax provisions for both quarters primarily relate to state income and deferred taxes related to goodwill amortization for tax purposes. The provision was based upon actual income before income taxes for the three months ended September 30, 2024, as this provides a more reliable estimate of the income tax provision than an estimated annual effective income tax rate. The Company had a total unrecognized income tax benefit of $0.7 million and $0.7 million as of September 30, 2024 and 2023, respectively.

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. The Company believes that for the year ended September 30, 2024, it is more likely than not that its deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The Company intends to continue maintaining a full valuation allowance on its federal and state deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility in a future period that sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

13. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share, applicable only to years ended with reported income is computed by dividing net income by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method. The calculation of basic and diluted earnings per share is presented below:

	Three months ended September 30,
($ in thousands, except per share data)	2024	2023

Numerator for basic and diluted loss per share
Net income	$3,572	2,007
Preferred dividends	(289)	(289)
Net income applicable to common shareholders	$3,283	$1,718

Denominator for basic earnings per share - Weighted average shares outstanding	73,068,856	72,717,965
Effect of dilutive potential common shares	852,330	1,587,547
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	73,921,186	74,305,512

Basic earnings per share	$0.04	$0.02
Diluted earnings per share	$0.04	$0.02
Potentially anti-dilutive shares excluded from the calculation of diluted earnings per share were approximately 0.1 million and 1 million for the three months ended September 30, 2024 and 2023, respectively.
14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may be a party to litigation and other proceedings that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. In accordance with the accounting guidance for contingencies, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable and the amount of the loss can be reasonably estimated. We cannot predict the outcome of legal or other proceedings with certainty. We do not expect any claims with a reasonably possible adverse outcome to have a material impact on us, and, accordingly, have not accrued for any material claims.

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

The total expense recognized within Cost of subscription and transaction fees for these arrangements was less than $0.1 million for both the three months ended September 30, 2024 and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements
This Form 10‑Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of Cantaloupe, Inc. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected include, for example:
•general economic, market or business conditions unrelated to our operating performance, including inflation, elevated interest rates, supply chain disruptions, financial institution disruptions, geopolitical conflicts, public health emergencies, and declines in consumer confidence and discretionary spending;
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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above, or those discussed under Part I, Item 1A. “Risk Factors” of our Annual Report for the fiscal year ended June 30, 2024. We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.
Any forward-looking statement made by us in this Quarterly Report speaks only as of the date of this Quarterly Report. Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

OVERVIEW OF THE COMPANY

Cantaloupe, Inc. (Nasdaq: CTLP) is organized under the laws of the Commonwealth of Pennsylvania. We are a global technology leader powering self-service commerce. Cantaloupe offers a comprehensive suite of solutions including micro-payment processing, self-checkout kiosks, mobile ordering, connected point-of-sale ("POS") systems, and enterprise cloud software. Handling more than a billion transactions annually, our solutions enhance operational efficiency and consumer engagement across sectors like food & beverage markets, smart automated retail, hospitality, entertainment venues, laundromats and more. Committed to innovation, we aim to drive advancements in digital payments and business optimization, serving customers in the United States, United Kingdom, European Union countries, Australia, and Mexico.

Our revenue streams consist of subscription, transaction processing and equipment sales. During the three months ended September 30, 2024 and September 30, 2023, we derived approximately 90% and 88%, respectively, from subscription and transaction fees, and 10% and 12%, respectively, from equipment sales.
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
•Financing hardware under the Company’s financing program, which are non-cancellable 60-month sales-type leases; and
•Renting devices under the Company’s Cantaloupe One program, which are typically 36-months duration agreements.

Key Developments during the Quarter

Highlights of the Company for the fiscal quarter ended September 30, 2024 are below:

•We announced the acquisition of SB Software. The acquired company enhances our vending and coffee machine management software, as well as improves our operational capabilities and market reach in Europe.

•In August 2024, we launched Suites, a premium suite management system designed to streamline and enhance the hospitality suite experience at stadiums and venues. This new offering within Cantaloupe's Cheq platform, aims to redefine how venues manage premium suite pre-orders by providing a seamless, user-friendly solution for both suite owners and venue operators.

•In September 2024, we released a significant update to our Seed vending management system (VMS) platform which underscores our ongoing commitment to enhancing our core products and delivering exceptional user experience to our vending operators. The refreshed Seed platform offers a modernized user interface that is designed to improve usability and visual appeal. The update is optimized for mobile devices and enhances performance and stability.
As of September 30, 2024, we have approximately 360 full-time employees in the United States, United Kingdom, and Mexico and offices in Malvern, Pennsylvania; Atlanta, Georgia; River Falls, Wisconsin; Seattle, Washington; Birmingham and Sheffield, United Kingdom; and Mexico City, Mexico.

QUARTERLY RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report.

Key Metrics

We use certain operating metrics (Active Devices, Active Customers, Total Number of Transactions and Total Dollar Volume, and Average Revenue Per Unit, Gross Profit, and Gross Margin) and certain non-GAAP financial measures (Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA) which are defined below to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. Additionally, refer to the non-GAAP Financial Measures section below for additional information and their reconciliation to the most comparable GAAP measures.

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

The following tables represents our selected operating metrics for the periods indicated:

	As of and for the three months ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Devices:
Active Devices (thousands)	1,230	1,223	1,217	1,226	1,192

Customers:
Active Customers	32,338	31,466	30,670	30,027	29,670

Volumes:
Total Number of Transactions (millions)	293.7	290.4	283.3	286.7	283.6
Total Dollar Volume of Transactions (millions)	826.7	815.7	767.4	730.1	724.8

Subscription and transaction fees - Trailing 12 months (thousands)	$240,153	$231,497	$223,342	$215,380	$208,283
Average revenue per unit (ARPU)	$198.31	$193.64	$186.00	$181.91	$178.78

	3 Months Ended September 30,		Change	Percent Change
($ in thousands)	2024	2023	2024 v. 2023
Subscription and transaction fee revenue	$63,792	$55,135	$8,657	15.7%

Cost of subscription and transaction fees(1)	35,744	31,728	4,016	12.7%
Amortization(2)	1,747	1,943	(196)	(10.1)%

Gross profit, subscription and transaction fees	$26,301	$21,464	$4,837	22.5%

Equipment sales	$7,044	$7,548	$(504)	(6.7)%

Cost of equipment sales	6,241	6,627	(386)	(5.8)%

Gross profit, equipment(3)	$803	$921	$(118)	(12.8)%

Total gross profit	$27,104	$22,385	$4,719	21.1%

Gross margin
Subscription and transaction fees	41.2%	38.9%	2.3%
Equipment sales	11.4%	12.2%	(0.8)%
Total gross margin	38.3%	35.7%	2.6%

(1) Cost of subscription and transaction fees excludes amortization of certain technology assets, see (2) and (3) below.
(2) Amortization of internal-use software assets and developed technology assets.
(3) The Company's internal-use software assets and developed technology assets are not associated with equipment sales.

Highlights for the quarter ended September 30, 2024 include:
•Revenues of $70.8 million, an increase of 13.0% quarter over same quarter prior year. The increase was led by higher transaction fees and subscription fees revenue;
•1.23 million Active Devices compared to the same quarter last year of 1.19 million, an increase of approximately 38 thousand Active Devices, or 3.2%;
•32,338 Active Customers on our service compared to the same quarter last year of 29,670, an increase of 2,668 Active Customers, or 9.0%; and
•$826.7 million in Total Dollar Volume of Transactions for the quarter ended September 30, 2024 compared to $724.8 million for the quarter ended September 30, 2023, an increase of $101.9 million, or 14.1%. See "Revenues and Gross Margin" in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional information.
Revenues.  Total revenues increased by $8.2 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase in revenues is attributed to a $8.7 million increase in subscription and transaction fees, offset by a $0.5 million decrease in equipment sales.

The increase in subscription and transaction fees was primarily driven by increased processing volumes and increased average ticket size, resulting in a 14.1% increase in total dollar volumes of transactions for the current fiscal year quarter relative to the same quarter in the prior year. There was also an increase in the total number of active devices relative to the same quarter in the prior year. Our subscription fees have increased 11.5% for the three months ended September 30, 2024 compared to the same period in 2023 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base and an increase in our active devices compared to last year.

Equipment revenue decreased slightly from $7.0 million for the three months ended September 30, 2024, compared to $7.5 million for the same period in 2023.

Costs of sales. Costs of sales increased $3.6 million for the three months ended September 30, 2024 compared to the prior year period. The increase in costs of sales was primarily due to a $4.0 million increase in subscription and transaction costs as a direct result of increased transaction processing fees corresponding with an increase in processing volumes.

Gross margin. Total gross margin increased to 38.3% for the three months ended September 30, 2024 from 35.7% for the three months ended September 30, 2023. The increase was primarily a result of an increase in subscription and transaction fees which yield higher margins compared to equipment fees.

Operating Expenses

	Three months ended September 30,		Change
Category ($ in thousands)	2024	2023	Amount	Percentage
Sales and marketing	$5,448	$4,142	$1,306	31.5%
Technology and product development	4,499	4,168	331	7.9%
General and administrative expenses	11,928	10,438	1,490	14.3%
Integration and acquisition expenses	197	78	119	152.6%
Depreciation and amortization	2,672	2,747	(75)	(2.7)%
Total operating expenses	$24,744	$21,573	$3,171	14.7%

Total operating expenses. Operating expenses increased 14.7% for the three months ended September 30, 2024 compared to the same period in 2023. This is largely driven by increased sales and market and general and administrative expenses. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $1.3 million for the three months ended September 30, 2024 compared to the same period in 2023 due to increases in marketing expense of approximately $0.7 million related to international expansion and the acquisition of Cheq, compensation costs of approximately $0.4 million due to increased employee headcount, and travel and entertainment costs of approximately $0.3 million to support our expanding business and service offerings in the United States and internationally. This is offset by a decrease in professional services and contractors of $0.1 million as we continue to hire employees to replace contractors.

Technology and product development. Technology and product development expenses increased by $0.3 million for the three months ended September 30, 2024. The increase in the current year was driven by increased headcount partially offset by lower expensed personnel costs as we continued to invest in internal-use software which resulted in higher capitalized costs compared to the prior year.

General and administrative expenses. General and administrative expenses increased by $1.5 million for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a $0.4 million increase as a result of auditor transitions, a $0.3 million increase in legal expenses, a $0.2 million increase compensation costs, a $0.2 million increase in consulting fees, a $0.1 million increase in bad debt expense, and a $0.3 million increase in software subscriptions and other miscellaneous expenses compared to the same period in the 2023.

Integration and acquisition expenses. On September 5, 2024, the Company acquired all of the equity interests of SB Software. For the three months ended September 30, 2024, the Company incurred integration and acquisition expenses of $0.2 million primarily due to professional services from accounting and legal advisors and UK taxes. Integration and acquisition expenses for the three months ended September 30, 2023 related to the acquisition of 32M.

Depreciation and amortization. Depreciation and amortization expenses were consistent for the three months ended September 30, 2024 compared to the same period in 2023.

Other Expense, Net

	Three months ended September 30,		Change
($ in thousands)	2024	2023	Amount	Percentage
Other income (expense):
Interest income from cash and leases	$447	$517	$(70)	(13.5)%
Interest income (expense) from debt and tax liabilities	(991)	(1,107)	116	10.5%
Other income (expense), net	186	(77)	263	341.6%
Total other expense, net	$(358)	$(667)	$309	46.3%

Other expense, net.  Other expense decreased $0.3 million for the three months ended September 30, 2024 as compared to the same period in 2023. Our interest expense from debt and tax liabilities decreased $0.1 million primarily due to the reduction of the interest expense related to our outstanding debt balances. Decrease in interest income from cash and leases is primarily due to lower outstanding balances for our finance receivables. Other income (expense), net increased primarily due to foreign currency transaction gains.

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
Adjusted Gross Profit and Margin (non-GAAP)
We define Adjusted Gross Profit (non-GAAP) as revenue less cost of sales, exclusive of depreciation of internally-developed software and amortization of intangible assets related to technologies obtained through acquisitions. We believe this non-GAAP measure is useful to view the resulting figures excluding the aforementioned non-cash charges because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and such amounts vary substantially from company to company depending on their financing and capital structures and the method by which their assets were acquired. We define Adjusted Gross Margin as Adjusted Gross Profit divided by revenue.

We have provided below a reconciliation of U.S. GAAP gross profit to Adjusted Gross Profit and Adjusted Gross Margin for the fiscal years ended September 30, 2024 and 2023:

	3 Months Ended September 30,		Change	Percent Change
($ in thousands)	2024	2023	2024 v. 2023
Gross profit, subscription and transaction fees (GAAP)	$26,301	$21,464	$4,837	22.5%

Amortization(1)	1,747	1,943	(196)	(10.1)%

Adjusted Gross Profit, subscription and transaction fees (non-GAAP)	$28,048	$23,407	$4,641	19.8%

Gross profit, equipment (GAAP)	$803	$921	$(118)	(12.8)%

Total Adjusted Gross Profit (non-GAAP)	$28,851	$24,328	$4,523	18.6%

Adjusted Gross Margin (non-GAAP):
Subscription and transaction fees (non-GAAP)	44.0%	42.5%	1.5%
Equipment sales (GAAP)	11.4%	12.2%	(0.8)%
Total Adjusted Gross Margin (non-GAAP)	40.7%	38.8%	1.9%

(1) Amortization of internal-use software assets and developed technology assets.

Total Adjusted Gross Margin (non-GAAP) was 40.7% for the three months ended September 30, 2024, from 38.8% for the three months ended September 30, 2023.  The increase in Adjusted Gross Margin was primarily driven by an increase in our subscription fees revenue and transaction which was a higher percentage of our total revenue in the current quarter and is inherently a higher margin revenue stream.

Adjusted EBITDA (non-GAAP)

The Company defines Adjusted EBITDA (non-GAAP) as U.S. GAAP net income before (i) interest income from cash and leases, (ii) interest (income) expense from debt and tax liabilities, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, and (vii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations such as integration and acquisition expenses and costs as a result of auditor transitions.
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
Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. For example, although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new asset acquisitions. In addition, Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Adjusted EBITDA also does not reflect changes in, or cash requirements for, our working capital needs; interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces the cash available to us; or tax payments that may represent a reduction in cash available to us. The expenses and other items which are excluded from the calculation of Adjusted EBITDA may differ from the expenses and other items that other companies may exclude from Adjusted EBITDA when they report their financial results.

Below is a reconciliation of U.S. GAAP net income to Adjusted EBITDA for the three months ended September 30, 2024 and 2023:

	3 Months Ended September 30,
($ in thousands)	2024	2023

Net income	$3,572	$2,007
Less: interest income	(447)	(517)
Plus: interest expense	991	1,107
Plus: income tax provision	177	81
Plus: depreciation expense included in cost of sales for rentals	534	342
Plus: depreciation and amortization expense in operating expenses	2,672	2,747
EBITDA	7,499	5,767
Plus: stock-based compensation (a)	887	1,932
Plus: integration and acquisition expenses (b)	197	78
Plus: auditor transition costs (c)	369	—
Plus: remediation expenses (d)	—	44
Adjustments to EBITDA	1,453	2,054
Adjusted EBITDA	$8,952	$7,821
(a) We have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b) We have excluded expenses incurred in connection with business acquisitions as it does not represent recurring costs or charges related to our core operations.
(c) Costs incurred as a result of former auditor consent procedures. See Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure of the Company's Annual Report.
(d) Consists of one-time project expenses incurred in connection with remediation of previously identified material weaknesses in our internal control over financial reporting which were remediated during fiscal year ended June 30, 2024. See Item 9A Section e - Remediation of Prior Material Weaknesses of the Company's Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company's primary sources of capital available are cash and cash equivalents on hand of $33.1 million as of September 30, 2024 and the cash that we expect to be provided by operating activities by the Company.

The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $9.9 million in the aggregate as of September 30, 2024. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

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

Net cash used in operating activities

For the three months ended September 30, 2024, net cash used in operating activities was $12.0 million which is the result of $20.9 million of cash utilized by working capital accounts, offset by our net income of $3.6 million and non-cash operating charges of $5.3 million. The change in working capital was primarily driven by an increase in cash utilized by accounts payable and accrued expenses of $28.9 million, offset by a $11.0 million decrease in accounts receivable primarily due to cash collections. Increases in cash utilized by accounts payable and accrued expenses and as well as the collection of accounts receivable were the result of the timing of payments made to our customers for transaction processing as September 30, 2024.

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

Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, and provisions for expected losses for the three months ended September 30, 2024 and 2023.

Net cash used in investing activities

Net cash used in investing activities was $13.6 million for the three months ended September 30, 2024. We invested $3.8 million in property and equipment as the Company continued to focus on investing in innovative technologies and products, and increasing rental devices enrolled in the Company's Cantaloupe One program. Additionally, the Company invested $9.8 million through its SB Software acquisition.

Net cash used in investing activities was $2.9 million for the three months ended September 30, 2023. Increase in cash used was $2.9 million for increased property and equipment balances driven primarily by the Company's continued focus on investing in technologies and products and increasing rental devices enrolled in the Company's Cantaloupe one program.

Net cash provided by financing activities

Net cash used in financing activities was $0.5 million and $0.1 million for the three months ended September 30, 2024 and 2023, both of which are primarily driven by debt repayments on the JPMorgan Credit Facility.

CONTRACTUAL OBLIGATIONS

During the three months ended September 30, 2024, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended June 30, 2024.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on for the fiscal year ended June 30, 2024.

Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2024, we are exposed to market risk related to changes in interest rates on our outstanding borrowings. Our Amended JPMorgan Credit Facility has a four-year maturity. Interest on the Amended JPMorgan Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans. As of September 30, 2024, we have $37.3 million total outstanding borrowings, an increase of 100 basis points in SOFR Rate would result in a change in interest expense of $0.4 million per year.

We are also exposed to market risk related to changes in interest rates on our cash investments. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of September 30, 2024.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2024.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to the Notes to condensed consolidated financial statements, Note 14 – Commitments and Contingencies in Part I, Item 1, of this Quarterly Report.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on for the fiscal year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of the Company's director or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 7, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024, (2) the Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 2024 and 2023, (3) the Condensed Consolidated Statements of Other Comprehensive Income for the three-month periods ended September 30, 2024 and 2023, (4) the Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity for the three-month periods ended September 30, 2024 and 2023, (5) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2024 and 2023, and (6) the Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 7, 2024, is formatted as Inline iXBRL and contained in Exhibit 101.
______________________________________
*     Filed herewith.
**    Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: November 7, 2024	/s/ Ravi Venkatesan
Ravi Venkatesan
Chief Executive Officer

Date: November 7, 2024	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer