Form 10-Q
period 2024-12-31
CANTALOUPE, INC.
filed 2025-02-06
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

As of February 3, 2025, there were 73,034,575 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

TABLE OF CONTENTS

Part I - Financial Information

Item
	1.	Condensed Consolidated Financial Statements
		Condensed Consolidated Balance Sheets - December 31, 2024 (unaudited) and June 30, 2024	3
		Condensed Consolidated Statements of Operations - Three and Six Months ended December 31, 2024 and 2023 (unaudited)	4
		Condensed Consolidated Statements of Comprehensive Income - Three and Six Months ended December 31, 2024 and 2023 (unaudited)	5
		Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity - Three and Six Months ended December 31, 2024 and 2023 (unaudited)	6
		Condensed Consolidated Statements of Cash Flows - Six Months ended December 31, 2024 and 2023 (unaudited)	7
		Notes to Condensed Consolidated Financial Statements (unaudited)	8
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	3.	Quantitative and Qualitative Disclosures About Market Risk	34
	4.	Controls and Procedures	34

Part II - Other Information
Item
	1.	Legal Proceedings	35
	1A.	Risk Factors	35
	2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
	3.	Defaults Upon Senior Securities	35
	4.	Mine Safety Disclosures	35
	5.	Other Information	35
	6.	Exhibits	36

		Signatures	37

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2024 (Unaudited)	June 30, 2024
($ in thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$27,679	$58,920
Accounts receivable, net	29,112	43,848
Finance receivables, net	5,988	6,391
Inventory	44,716	40,791
Prepaid expenses and other current assets	9,514	7,844
Total current assets	117,009	157,794

Non-current assets:
Finance receivables, net	7,700	10,036
Property and equipment, net	37,694	34,029
Operating lease right-of-use assets	7,939	7,986
Intangibles, net	25,016	24,626
Goodwill	102,292	94,903
Other assets	5,395	6,194
Total non-current assets	186,036	177,774

Total assets	$303,045	$335,568

Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities:
Accounts payable	$41,081	$78,895
Accrued expenses	20,918	24,008
Current obligations under long-term debt	1,458	1,266
Deferred revenue	1,356	1,726
Total current liabilities	64,813	105,895

Long-term liabilities:
Deferred income taxes	545	466
Long-term debt, less current portion	35,554	36,284
Other noncurrent liabilities	9,273	8,457
Total long-term liabilities	45,372	45,207

Total liabilities	110,185	151,102
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 and 385,782 issued and outstanding, with liquidation preferences of $23,011 and $22,722 at December 31, 2024 and June 30, 2024, respectively	2,720	2,720
Shareholders’ equity:
Common stock, no par value, 640,000,000 shares authorized, 73,034,575 and 72,935,497 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	—	—
Additional paid-in capital	483,806	482,329
Accumulated deficit	(291,913)	(300,459)
Accumulated other comprehensive loss	(1,753)	(124)
Total shareholders’ equity	190,140	181,746

Total liabilities, convertible preferred stock, and shareholders’ equity	$303,045	$335,568
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands, except share and per share data)	2024	2023	2024	2023
Revenues:
Subscription and transaction fees	$65,086	$56,029	$128,877	$111,164
Equipment sales	8,636	9,330	15,681	16,878
Total revenues	73,722	65,359	144,558	128,042

Costs of sales (exclusive of certain depreciation and amortization):
Cost of subscription and transaction fees	35,152	31,885	70,896	63,613
Cost of equipment sales	7,850	9,158	14,091	15,785
Total costs of sales	43,002	41,043	84,987	79,398

Operating expenses:
Sales and marketing	5,385	4,367	10,833	8,509
Technology and product development	4,523	3,030	9,023	7,198
General and administrative	11,239	10,505	23,166	20,943
Integration and acquisition expenses	44	93	241	171
Depreciation and amortization	3,366	2,736	6,038	5,483
Total operating expenses	24,557	20,731	49,301	42,304

Operating income	6,163	3,585	10,270	6,340

Other income (expense):
Interest income	398	493	845	1,010
Interest expense	(993)	(1,002)	(1,984)	(2,109)
Other (expense) income, net	(199)	129	(12)	52
Total other expense, net	(794)	(380)	(1,151)	(1,047)

Income before income taxes	5,369	3,205	9,119	5,293
Provision for income taxes	(395)	(81)	(573)	(162)

Net income	4,974	3,124	8,546	5,131
Preferred dividends	—	—	(289)	(289)
Net income applicable to common shares	$4,974	$3,124	$8,257	$4,842

Net earnings per common share
Basic	$0.07	$0.04	$0.11	$0.07
Diluted	$0.07	$0.04	$0.11	$0.07

Weighted average number of common shares outstanding used to compute net earnings per share applicable to common shares
Basic	73,114,387	72,743,162	73,091,622	72,730,563
Diluted	74,733,608	73,913,599	74,358,717	73,934,917
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands)	2024	2023	2024	2023
Net income	4,974	$3,124	8,546	$5,131

Foreign currency translation adjustments	(1,818)	(24)	(1,629)	(24)
Other comprehensive loss	(1,818)	(24)	(1,629)	(24)
Total comprehensive income	$3,156	$3,100	$6,917	$5,107

See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity
(Unaudited)

Three and Six Months Ended December 31, 2024

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	385,782	$2,720	72,935,497	$—	$482,329	$(300,459)	$(124)	$181,746
Stock-based compensation	—	—	—	—	723	—	—	723
Vesting of restricted stock	—	—	50,675	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	189	189
Net income	—	—	—	—	—	3,572	—	3,572
Balance, September 30, 2024	385,782	2,720	72,986,172	—	483,052	(296,887)	65	186,230
Stock-based compensation	—	—	—	—	754	—	—	754
Vesting of restricted stock	—	—	48,403	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(1,818)	(1,818)
Net income	—	—	—	—	—	4,974	—	4,974
Balance, December 31, 2024	385,782	$2,720	73,034,575	$—	$483,806	$(291,913)	$(1,753)	$190,140

Three and Six Months Ended December 31, 2023

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	385,782	$2,720	72,664,464	$—	$477,324	$(312,452)	$—	$164,872
Stock-based compensation	—	—	—	—	1,934	—	—	1,934
Vesting of restricted stock	—	—	20,801	—	—	—	—	—
Exercise of stock options	—	—	10,000	—	74	—	—	74
Net income	—	—	—	—	—	2,007	—	2,007
Balance, September 30, 2023	385,782	2,720	72,695,265	—	479,332	(310,445)	—	168,887
Stock-based compensation	—	—	43,793	—	1,109	—	—	1,109
Vesting of restricted stock	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)
Net income	—	—	—	—	—	3,124	—	3,124
Balance, December 31, 2023	385,782	$2,720	72,739,058	$—	$480,441	$(307,321)	$(24)	$173,096
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
($ in thousands)	2024	2023
Cash flows from operating activities:
Net income	$8,546	$5,131
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	1,830	3,043
Provision for expected losses	2,121	2,384
Depreciation and amortization	6,920	6,205
Non-cash lease expense	879	734
Other	997	433
Changes in operating assets and liabilities:
Accounts receivable	13,265	(12,278)
Finance receivables	2,264	1,886
Inventory	(4,845)	(2,941)
Prepaid expenses and other assets	(1,402)	(2,506)
Accounts payable and accrued expenses	(40,905)	(2,915)
Operating lease liabilities	(796)	(530)
Deferred revenue	(370)	122
Net cash used in operating activities	(11,496)	(1,232)

Cash flows from investing activities:
Capital expenditures	(8,081)	(5,912)
Acquisition of business, net of cash acquired	(9,761)	—
Net cash used in investing activities	(17,842)	(5,912)

Cash flows from financing activities:
Repayment of long-term debt	(573)	(384)
Proceeds from exercise of common stock options	—	74
Payment of employee taxes related to stock-based compensation	(353)	—
Net cash used in financing activities	(926)	(310)

Effect of currency exchange rate changes on cash and cash equivalents	(977)	5

Net decrease in cash and cash equivalents	(31,241)	(7,449)
Cash and cash equivalents at beginning of year	58,920	50,927
Cash and cash equivalents at end of period	$27,679	$43,478

Supplemental disclosures of cash flow information:
Interest paid in cash	$1,672	$1,931
Income taxes paid in cash	$778	$130

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

The Company's legal entities are based in the United States, Mexico and the United Kingdom. The functional currencies of our foreign wholly-owned subsidiaries are the local currencies. We translate the financial statements of these subsidiaries into U.S. dollars each reporting period for purposes of consolidation.

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

ASU 2024-03 Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its financial disclosures.

No other new accounting pronouncements, issued or effective during the period ended December 31, 2024, have had or are expected to have a significant impact on the Company’s financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable includes amounts due to the Company for sales of equipment and subscription fees, settlement receivables for amounts due from third-party payment processors, receivables from contract manufacturers and unbilled amounts due from customers, net of the allowance for credit losses. Accounts receivable, net of the allowance for uncollectible accounts were $29.1 million as of December 31, 2024 and $43.8 million as of June 30, 2024.

Allowance for credit losses

The following table represents a rollforward of the allowance for credit losses for the six months ended December 31, 2024 and 2023:

	Six months ended December 31,
($ in thousands)	2024	2023
Balance, June 30	$13,442	$10,815
Provision for expected losses	558	958
Write-offs	(354)	(60)
Balance, September 30	13,646	11,713
Provision for expected losses	1,064	1,266
Write-offs	(3,559)	(134)
Balance, December 31	$11,151	$12,845

4. FINANCE RECEIVABLES

The Company's finance receivables consist of devices under its financing program. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases.

The Company collects lease payments from customers primarily as part of the flow of funds from our transaction processing services. Balances are considered past due if customers do not have sufficient transaction revenue to cover the monthly lease payment by the end of the monthly billing period.

At December 31, 2024, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$2,205	$1,956	$5,374	$2,196	$374	$115	$12,220
30 days and under	38	39	133	98	46	12	366
31 - 60 days	13	19	78	87	45	12	254
61 - 90 days	9	13	91	35	50	30	228
Greater than 90 days	18	87	988	509	161	1,290	3,053
Total finance receivables	$2,283	$2,114	$6,664	$2,925	$676	$1,459	$16,121

At June 30, 2024, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$2,199	$5,135	$4,668	$1,961	$456	$324	$14,743
30 days and under	13	67	80	85	56	42	343
31 - 60 days	8	64	58	49	47	38	264
61 - 90 days	8	62	48	32	36	38	224
Greater than 90 days	35	387	625	208	297	1,235	2,787
Total finance receivables	$2,263	$5,715	$5,479	$2,335	$892	$1,677	$18,361

The following table represents a rollforward of the allowance for finance receivables for the six months ended December 31, 2024 and 2023:

	Six months ended December 31,
($ in thousands)	2024	2023

Balance, June 30	$1,934	$2,098
Provision for expected losses	391	51
Balance, Sept 30	2,325	2,149
Provision for expected losses	108	108
Balance, December 31	2,433	2,257

There were no material write-offs of finance receivables for the six months ended December 31, 2024 and 2023.

Cash to be collected on our performing finance receivables due for each of the fiscal years is as follows:

($ in thousands)	Amount
Remainder of 2025	$3,658
2026	6,026
2027	4,135
2028	2,127
2029	848
Thereafter	122
Total amounts to be collected	16,916
Less: interest	(795)
Less: allowance for uncollectible receivables	(2,433)
Total finance receivables	$13,688

5. LEASES

Lessee Accounting
We have operating leases which are real estate leases used for corporate functions, product development, sales, and other purposes. The following table provides supplemental balance sheet information related to the Company's operating leases:

($ in thousands)	Balance Sheet Classification	December 31, 2024	June 30, 2024
Assets:	Operating lease right-of-use assets	$7,939	$7,986

Liabilities:
Current	Accrued expenses	$1,425	$1,320
Long-term	Other noncurrent liabilities	8,511	8,457
Total lease liabilities		$9,936	$9,777

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Six months ended December 31,
	2024	2023
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,061	$1,220

Non-cash activity:
Right-of-use assets obtained in exchange for new lease obligations	$525	$6,657

Maturities of lease liabilities by fiscal year for our leases as of December 31, 2024 are as follows:

($ in thousands)	Operating Leases
Remainder of 2025	$875
2026	2,409
2027	1,958
2028	1,453
2029	1,489
Thereafter	5,720
Total lease payments	13,904
Less: Imputed interest	(3,968)
Present value of lease liabilities	$9,936

Lessor Accounting

Property and equipment used for the Cantaloupe One operating lease rental program consisted of the following:

($ in thousands)	December 31, 2024	June 30, 2024
Cost	$32,914	$32,513
Accumulated depreciation	(25,757)	(24,742)
Net	$7,157	$7,771

For the three months ended December 31, 2024 and 2023, the Company recognized $2.2 million and $2.0 million of revenue from its device rental program, respectively, which is included in the Subscription and Transaction fees on its Condensed Consolidated Statements of Operations.

For the six months ended December 31, 2024 and 2023, the Company recognized $4.5 million and $4.0 million of revenue from its device rental program, respectively, which is included in the Subscription and Transaction fees on its Condensed Consolidated Statements of Operations.

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of December 31, 2024 are disclosed within Note 4 - Finance Receivables.

6. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of December 31, 2024 and June 30, 2024 consisted of the following:

	As of December 31,	As of June 30,
($ in thousands)	2024	2024

JPMorgan Credit Facility*	$37,063	$37,625
Other obligations	24	34
Less: unamortized issuance costs and debt discount	(75)	(109)
Total	37,012	37,550
Less: debt and other financing arrangements, current	(1,458)	(1,266)
Debt and other financing arrangements, noncurrent	$35,554	$36,284
* See discussion below on amendment to the JPMorgan Credit Facility.

JPMorgan Credit Facility

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

On December 1, 2022, the Company entered into an amendment to the Amended and Restated Credit Agreement, dated as of March 17, 2022, which, among other things, amended the definition of the Company’s EBITDA under the Credit Agreement. On December 1, 2022, the Company borrowed an additional $25 million under the Amended JPMorgan Credit Facility, including $15 million from the revolving credit facility and $10 million from the term facility. No issuance costs were capitalized in connection with this amendment. As of December 31, 2024, the weighted-average interest rate for the Amended JPMorgan Credit Facility is approximately 8.7%.

The Amended JPMorgan Credit Facility includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires the Company to maintain, at all times, a total leverage ratio of not more than 3.00 to 1.00 on the last day of any fiscal quarter. The other financial covenant is conditional on a material acquisition occurring: if a material acquisition occurs, the Company is required to maintain a total leverage ratio not greater than 4.00 to 1.00 for the next four fiscal quarters following the material acquisition. The Company was in compliance with its financial covenants for the Amended JPMorgan Credit Facility as of December 31, 2024.

See Note 16 - Subsequent Events for information on the refinancing of the JPMorgan Credit Facility that occurred in January 2025.

7. ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31, 2024 and June 30, 2024:

	As of December 31,	As of June 30,
($ in thousands)	2024	2024

Sales tax	$11,780	$12,070
Accrued compensation and related sales commissions	2,827	4,061
Operating lease liabilities - current	1,425	1,320
Accrued professional fees	2,798	4,336
Consideration withheld for acquisitions - current*	1,442	1,370
Accrued other	646	851
Total accrued expenses	$20,918	$24,008
* See Note 9 - Acquisitions for a description of the arrangements.

8. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of December 31, 2024			Weighted Average Remaining Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,510	(2,075)	435	1.8
Developed technology	22,882	(14,467)	8,415	3.6
Customer relationships	27,186	(11,020)	16,166	8.5
Total intangible assets	$52,578	$(27,562)	$25,016	6.7

Goodwill	$102,292	$—	$102,292	Indefinite

	As of June 30, 2024			Weighted Average Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,361	$(1,852)	$509	1.6
Developed technology	20,062	(13,304)	6,758	3.6
Customer relationships	27,024	(9,665)	17,359	8.8
Total intangible assets	$49,447	$(24,821)	$24,626	7.2

Goodwill	$94,903	$—	$94,903	Indefinite

During the three and six months ended December 31, 2024, the Company recognized $1.5 million and $2.7 million, respectively, in amortization expense related to intangible assets.

During the three and six months ended December 31, 2023, the Company recognized $1.4 million and $3.0 million, respectively, in amortization expense related to intangible assets.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is one single reporting unit for purposes of testing goodwill for impairment. During the six months ended December 31, 2024 and December 31, 2023, the Company did not recognize any impairment charges related to goodwill.

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

SB Software
For SB Software, the Company paid a purchase price of approximately $11.4 million which includes cash paid of $10.0 million and the estimated fair value of contingent consideration of $1.4 million. The acquisition was funded by the Company's cash on hand.
The $1.4 million fair value of the contingent consideration represents the present value of up to $3.3 million in contingent consideration based on a Monte Carlo Simulation should SB Software achieve certain revenue growth targets as defined in the share purchase agreement. Should these targets be achieved, approximately $1.3 million, $1.0 million and $1.0 million, denominated in British Pounds, will be payable in September 2025, September 2026 and September 2027, respectively. Should the targets be achieved, the Company may choose to pay this contingent consideration in either cash or common stock valued based on the average stock price for the 10 trading days preceding the release of these shares. As of December 31, 2024, the current and noncurrent portions of the fair value of the contingent consideration of $0.5 million and $0.8 million are included in Accrued expenses and Other non-current liabilities on the Condensed Consolidated Balance Sheet, respectively.
The following table summarizes the estimated fair value assigned to the assets acquired and liabilities assumed:

($ in thousands)	Amount
Cash and cash equivalents	$284
Accounts receivable	94
Inventory	42
Prepaid expenses	14
Property and equipment	67
Operating lease right-of-use assets	244
Intangible assets	3,303
Total identifiable assets acquired	4,048
Accounts payable	(71)
Accrued expenses	(152)
Operating lease liability	(244)
Total liabilities assumed	(467)
Total identifiable net assets	3,581
Goodwill	7,793
Fair value of total considerations transferred	$11,374

The Company determined the estimated fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $3.0 million related to developed technology, $0.2 million related to customer relationships, and $0.1 million related to trade names. The estimated fair value of the acquired developed technology was determined using a multi-period excess earnings method. The estimated fair value of the acquired customer relationships was determined using the distributor method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The estimated fair value of the acquired trade names was determined using the relief from royalty method which estimates the value using the discounted value of the royalties that a company would pay to license the trade name. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives for developed technology, customer relationship, trade names were 5, 3 and 3 years, respectively.

Goodwill of $7.8 million arising from the acquisition includes the expected synergies between SB Software and the Company. Goodwill, which is not deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The Company recognized $0.2 million of integration and acquisition related costs that were expensed during the six months ended December 31, 2024. These costs are recorded within Integration and acquisition expenses in the Condensed Consolidated Statements of Operations.

The allocation of the purchase price is currently provisional and is subject to change over the remainder of the measurement period as the Company continues to evaluate and analyze the estimates and assumptions used in the valuation. For the quarter ended December 31, 2024, certain immaterial adjustments were made the allocation of the purchase price. Pro forma financial information of the acquisition and revenue and net income since acquisition are not presented due to the immaterial impact of the financial results of SB Software in the Company's Condensed Consolidated Financial Statements.
Cheq
For Cheq, the Company paid an aggregate purchase price consideration of $4.7 million, including $1.1 million in accounts payable paid concurrently with the acquisition and $0.9 million cash held back by the Company for net working capital and other post-closing adjustments. The acquisition was funded by the Company's cash on hand. Cash held back by the Company is expected to be paid during the quarter ended March 31, 2025.

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

The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $1.4 million related to developed technology, $0.2 million related to customer relationships, and $0.2 million related to trade names. The fair value of the acquired developed technology was determined using a multi-period excess earnings method. The fair value of the acquired customer relationships was determined using the distributor method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The fair value of the acquired trade names was determined using the relief from royalty method which estimates the value using the discounted value of the royalties that a company would pay to license the trade name. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives for developed technology, customer relationship, trade names were 5, 3 and 3 years, respectively.

Goodwill of $2.0 million arising from the acquisition includes the expected synergies between Cheq and the Company. Goodwill, which is not deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The allocation of the purchase price is currently provisional and is subject to change over the remainder of the measurement period as the Company continues to evaluate and analyze the estimates and assumptions used in the valuation. For the quarter ended December 31, 2024, there were no adjustments made the allocation of the purchase price. Pro forma financial information of the acquisition and revenue and net income since acquisition are not presented due to the immaterial impact of the financial results of Cheq in the Company's Condensed Consolidated Financial Statements.

10. REVENUES

Based on similar operational characteristics, the Company's revenues are disaggregated as follows:

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2024	2023	2024	2023
Transaction fees	$44,392	$37,892	$87,995	$74,922
Subscription fees	20,694	18,137	40,882	36,242
Subscription and transaction fees	65,086	56,029	128,877	111,164
Equipment sales	8,636	9,330	15,681	16,878
Total revenues	$73,722	$65,359	$144,558	$128,042

A portion of the Company’s revenues relate to rental lease arrangements. The Company leases equipment to customers under the Cantaloupe One program which is accounted for as operating leases in accordance with ASC 842. Lease revenue is recognized on a straight-line basis over the term of the lease and is included in Subscription and transaction fees in the Consolidated Statement of Operations and Subscription fees in the table above. As described in Note 4 - Finance Receivables, the Company leases equipment under sales-type finance leases in accordance with ASC 842.

The Company's revenues earned under ASC Topic 842 are as follows:

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2024	2023	2024	2023
Operating leases	$2,190	$2,032	$4,508	$4,023
Sales-type leases	294	420	934	1,111
Total lease revenues	$2,484	$2,452	$5,442	$5,134

Operating leases are included in Subscription and transaction fees in the Consolidated Statement of Operations and Subscription fees in the disaggregated revenue table above. Sales-type finance leases are included in Equipment sales in the Consolidated Statement of Operations and in the disaggregated revenue table above.

Contract Assets
Contract assets represent revenues earned from customers that are not yet billable to customers, generally due to the timing of when equipment and services are delivered to customers on bundled contracts, or as a result of contract costs as described below. Contract assets that will be billed within the next 12 months are included in Prepaid expenses and other current assets and all others are included in Other assets on the Condensed Consolidated Balance Sheets. Contract assets were $2.4 million and $2.6 million, as of December 31, 2024 and June 30, 2024.

Contract Liabilities

The change in the contract liability balances, presented as Deferred revenue on the Condensed Consolidated Balance Sheets, is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.
The Company's contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended December 31,
($ in thousands)	2024	2023
Deferred revenue, beginning of the period	$1,471	$1,940
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	(211)	(150)
Additions (reversals)	96	(2)
Deferred revenue, end of the period	$1,356	$1,788

	Six months ended December 31,
($ in thousands)	2024	2023
Deferred revenue, beginning of the period	$1,726	$1,666
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	(515)	(242)
Additions	145	364
Deferred revenue, end of the period	$1,356	$1,788

Lessor Operating Lease Payment Receipts

The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year are primarily associated with the Company's Cantaloupe ONE rental program which has a contractual term of 36 months. The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2024:

($ in thousands)	As of December 31, 2024
Remainder of fiscal year 2025	$2,932
2026	4,205
2027	1,355
2028	115
Total	$8,607

Contract Costs

The Company had net capitalized costs to obtain contracts of $1.0 million and $0.9 million included in Prepaid expenses and other current assets and $2.3 million and $2.4 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024, respectively. None of these capitalized contract costs were impaired.

During the three and six months ended December 31, 2024, amortization of capitalized contract costs was $0.2 million and $0.5 million, respectively. During the three and six months ended December 31, 2023, amortization of capitalized contract costs was $0.2 million and $0.5 million, respectively. Amortization of costs to obtain a contract are included within Sales and marketing expenses within the Condensed Consolidated Statement of Operations.

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

The fair value of options granted during the six months ended December 31, 2024 and 2023 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

	Six months ended December 31,
	2024	2023
Expected volatility (percent)	50.5%	61.3% - 69.7%
Weighted average expected life (years)	4.5	4.2 - 4.5
Dividend yield (percent)	0.0%	0.0%
Risk-free interest rate (percent)	3.4%	4.2% - 4.3%
Number of options granted	20,000	125,000
Weighted average exercise price	$6.35	$7.11
Weighted average grant date fair value	$2.88	$4.34

Stock-based compensation related to stock options with an established grant date for the three months ended December 31, 2024 and 2023 was $0.2 million and $0.7 million, respectively. Stock-based compensation related to stock options with an established grant date for the six months ended December 31, 2024 and 2023 was $0.7 million and $1.8 million, respectively.

Restricted Stock Awards

The Company has granted service based restricted stock awards to employees. The Company determines expense related to restricted stock awards using the closing stock price on the grant date and these awards are expensed under the accelerated attribution method over the vesting period which is typically a three-year service period. The total expense recognized for restricted stock awards for the three months ended December 31, 2024 and 2023 was $0.7 million and $0.6 million, respectively. The total expense recognized for restricted stock awards for both the six months ended December 31, 2024 and 2023 was $1.1 million.

The Company has awarded performance stock awards to certain executives which vest each year over a three year period. These stock awards are also subject to the achievement of performance goals established by the Company's Board of Directors each fiscal year. During the three and six months ended December 31, 2024, total expense recognized by the Company for these awards was $0.1 million. There was no expense recognized by the Company during the three and six months ended December 31, 2023 related to performance based stock awards.

12. INCOME TAXES

The Company computes its interim period income tax expense or benefit using a forecasted estimated annual effective tax rate ("EAETR") and adjusts for any discrete items arising during the interim period and any changes in the Company's projected full-year business interest expense and taxable income. For both the three and six months ended December 31, 2024, the EAETR was 5.0%, and was based primarily on minimum state tax obligations.

For the three and six months ended December 31, 2024, the Company recorded an income tax provision of $0.4 million and $0.6 million, respectively. For the three and six months ended December 31, 2023, the Company recorded an income tax provision of $0.1 million and $0.2 million, respectively. The income tax provisions for both quarters primarily relate to state income and deferred taxes related to goodwill amortization for tax purposes. The provision was based upon actual income before income taxes for the six months ended December 31, 2024, as this provided a more reliable estimate of the income tax provision than an estimated annual effective income tax rate. The Company had a total unrecognized income tax benefit of $0.7 million and $0.7 million as of December 31, 2024 and 2023, respectively.

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. The Company believes that for the period ended December 31, 2024, it is more likely than not that its deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The Company intends to continue maintaining a full valuation allowance on its federal and state deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility in a future period that sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

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

	Three months ended December 31,
($ in thousands, except per share data)	2024	2023

Numerator for basic and diluted earnings per share
Net income	$4,974	3,124
Preferred dividends	—	—
Net income applicable to common shareholders	$4,974	$3,124

Denominator for basic earnings per share - Weighted average shares outstanding	73,114,387	72,743,162
Effect of dilutive potential common shares	1,619,221	1,170,437
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	74,733,608	73,913,599

Basic earnings per share	$0.07	$0.04
Diluted earnings per share	$0.07	$0.04

	Six months ended December 31,
($ in thousands, except per share data)	2024	2023

Numerator for basic and diluted earnings per share
Net income	$8,546	5,131
Preferred dividends	(289)	(289)
Net income applicable to common shareholders	$8,257	$4,842

Denominator for basic earnings per share - Weighted average shares outstanding	73,091,622	72,730,563
Effect of dilutive potential common shares	1,267,095	1,204,354
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	74,358,717	73,934,917

Basic earnings per share	$0.11	$0.07
Diluted earnings per share	$0.11	$0.07
Potentially anti-dilutive shares excluded from the calculation of diluted earnings per share were approximately 1.5 million and 1 million for the six months ended December 31, 2024 and 2023, respectively.
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

15. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company, and a recurring monthly subscription fee for the analytical services. The total expense recognized within General and administrative operating expenses for these arrangements was $0.1 million for the six months ended December 31, 2024 and 2023.

16. SUBSEQUENT EVENTS

On January 31, 2025 (the "Closing Date", Cantaloupe, Inc. (the “Company”), entered into a second amended and restated credit agreement (the “2025 Credit Facility”) among the Company, as the borrower, certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as a lender and the administrative agent, and Capital One, National Association as a lender.

The 2025 Credit Facility provides for a $30 million secured revolving credit facility (the "2025 Revolving Facility"), a $40 million secured term loan facility (the "2025 Term Loan Facility") and a $30 million secured delayed draw term loan facility (the "Delayed Draw Term Loan Facility"), for a total of $100 million. Proceeds from the 2025 Term Loan Facility were used to repay borrowings under the Company's prior JPMorgan Credit Facility described in Note 6, Debt and Other Financing Arrangements, which had total remaining net borrowings of $37.3 million, inclusive of accrued interest on these facilities. The remaining proceeds from the 2025 Credit Facility may be otherwise used to finance working capital needs and for general corporate purposes (including permitted acquisitions and investments). The 2025 Delayed Draw Facility is available for a period of up to 24 months following the Closing Date. The Company has not borrowed against the 2025 Revolving Facility or the Delayed Draw Term Loan Facility.

Interest on the 2025 Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total net leverage ratio and having ranges between 1.75% and 2.50% for base rate loans and between 2.75% to 3.50% for SOFR loans; provided that, until the third business day following the date of delivery of the quarterly consolidated financial statements for fiscal quarter ending December 31, 2024, the applicable margin shall be 1.75% for base rate loans and 2.75% for SOFR loans. The 2025 Revolving Facility will also carry an unused commitment fee tied to the Company's total net leverage ratio between 0.25% to 0.40% per annum. In an event of default, the interest rate may be increased by 2.00%.

The 2025 Credit Facility matures on January 31, 2030. Principal in respect of the 2025 Term Loan Facility is payable with 5.0% due in year one and year two, 7.5% due in year three and year 4, 10% due in year 5, and the remainder payable upon maturity. To the extent funded, principal in respect of the Delayed Draw Term Loan Facility will be payable on the same terms as the 2025 Term Loan Facility.

The Company’s obligations under the 2025 Credit Agreement are unconditionally guaranteed, jointly and severally, by the Company’s material direct and indirect wholly-owned domestic and foreign subsidiaries (the “Guarantors”). All obligations of the Company and the Guarantors under the 2025 Credit Agreement are secured by first priority security interests in substantially all of the assets of the Company and the Guarantors.

The 2025 Credit Facility includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires the Company to maintain a total leverage ratio of not more than 3.50 to 1.00 on the last day of any fiscal quarter. However, if a material acquisition occurs, the Company is required to maintain a total leverage ratio not greater than 4.00 to 1.00 on the last day of the fiscal quarter for the next four fiscal quarters following the material acquisition. The second financial covenant requires the Company to maintain a fixed charge coverage ratio for all periods of four consecutive fiscal quarters at least than 1.15 to 1.00.

The Company paid $0.6 million in transaction fees plus certain legal expenses in connection with the execution of the Secured Credit Facility.

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
•risks and uncertainties associated with our expansion into and our operations in Europe, Mexico and other foreign markets, including general economic conditions, policy changes affecting international trade (including the imposition of new tariffs by the new presidential administration, or changes and adjustments to existing tariffs), political instability, inflation rates, recessions, sanctions, foreign currency exchange rates and controls, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, armed conflict, war, and other economic and political factors;
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

OVERVIEW OF THE COMPANY

Cantaloupe, Inc. (Nasdaq: CTLP) is organized under the laws of the Commonwealth of Pennsylvania. We are a global technology leader powering self-service commerce. Cantaloupe offers a comprehensive suite of solutions including micro-payment processing, self-checkout kiosks, mobile ordering, connected point-of-sale ("POS") systems, and enterprise cloud software. Handling more than a billion transactions annually, our solutions enhance operational efficiency and consumer engagement across sectors like food & beverage markets, smart automated retail, hospitality, entertainment venues, laundromats and more. Committed to innovation, we aim to drive advancements in digital payments and business optimization, serving customers in the United States, United Kingdom, Mexico, European Union countries, Australia, and Canada.

Our revenue streams consist of subscription, transaction processing and equipment sales. During the three and six months ended December 31, 2024, we derived approximately 88% and 89%, respectively, from subscription and transaction fees, and 12% and 11%, respectively, from equipment sales. Our revenue streams consist of subscription, transaction processing and equipment sales. During the three and six months ended December 31, 2023, we derived approximately 86% and 87%, respectively, from subscription and transaction fees, and 14% and 13%, respectively, from equipment sales.
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

Key Developments during the Quarter

Highlights of the Company for the fiscal quarter ended December 31, 2024 are below:

•In October 2024, we launched our AdVantage program, which allows brands to engage with consumers through digital advertising on our point-of-sale (POS) touchscreen devices across the U.S. and Canada.

•In December 2024, we launched Smart Store. These are advanced, self-service retail solutions designed to address key issues such as labor shortages, theft and shrinkage, while maintaining a seamless consumer experience. Smart Stores work by unlocking after a customer presents payment at the POS. The customer then grabs the items, which are added to their cart, then completes the purchase by pressing "Pay" and walking away.

•In December 2024, we were selected by the San Jose Earthquakes, a Major League Soccer club, to be the POS technology solution and Cantaloupe’s Suites premium management system for all games and events at the stadium.
As of December 31, 2024, we have approximately 348 full-time employees in the United States, United Kingdom, and Mexico and offices in Malvern, Pennsylvania; Atlanta, Georgia; River Falls, Wisconsin; Seattle, Washington; Birmingham and Sheffield, United Kingdom; and Mexico City, Mexico.

QUARTERLY RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report.

Key Metrics

We use certain operating metrics (Active Devices, Active Customers, Total Number of Transactions and Total Dollar Volume of Transactions, and Average Revenue Per Unit, Gross Profit, and Gross Margin) and certain non-GAAP financial measures (Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA) which are defined below to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. Additionally, refer to the non-GAAP Financial Measures section below for additional information and their reconciliation to the most comparable GAAP measures.

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
Total Number of Transactions and Total Dollar Volume of Transactions

Transactions are defined as electronic payment transactions that are processed by our technology-enabled solutions. Management uses Total Number and Dollar Volume of transactions to evaluate the effectiveness of our customer acquisition strategies and our ability to leverage existing customers and partners.

Average Revenue Per Unit

The Company defines average revenue per unit ("ARPU") as our total subscription and transaction fees for the trailing 12 months divided by average total active devices for the trailing 12 months.

The following tables represents our selected operating metrics for the periods indicated:

	As of and for the three months ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Devices:
Active Devices (thousands)	1,269	1,230	1,223	1,217	1,226

Customers:
Active Customers	32,909	32,338	31,466	30,670	30,027

Volumes:
Total Number of Transactions (millions)	299.8	293.7	290.4	283.3	286.7
Total Dollar Volume of Transactions (millions)	$843.1	$826.7	$815.7	$767.4	$730.1

Subscription and transaction fees - Trailing 12 months (thousands)	$249,210	$240,153	$231,497	$223,342	$215,380
Average revenue per unit (ARPU)	$202.20	$198.31	$193.64	$186.00	$181.91

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

	Three Months Ended December 31,		Change	Percent Change
($ in thousands)	2024	2023	2024 v. 2023
Transaction fees	$44,392	$37,892	$6,500	17.2%
Cost of transaction fees	33,012	29,892	3,120	10.4%
Gross profit, transaction(1)	$11,380	$8,000	3,380	42.3%
Gross margin, transaction	25.6%	21.1%	4.5%

Subscription fees	$20,694	$18,137	2,557	14.1%
Cost of subscription fees	2,140	1,993	147	7.4%
Amortization(2)	2,248	1,673	575	34.4%
Gross profit, subscription fees	$16,306	$14,471	1,835	12.7%
Gross margin, subscription	78.8%	79.8%	(1.0)%

Equipment sales	$8,636	$9,330	(694)	(7.4)%
Cost of equipment sales	7,850	9,158	(1,308)	(14.3)%
Gross profit, equipment(1)	$786	$172	614	357.0%
Gross margin, equipment	9.1%	1.8%	7.3%

Total gross profit	$28,472	$22,643	5,829	25.7%
Total gross margin	38.6%	34.6%	4.0%

(1) The Company's internal-use software assets and developed technology assets are not associated with transaction fees and equipment revenue.
(2) Amortization of internal-use software assets and developed technology assets.

Highlights for the quarter ended December 31, 2024 include:
•Revenues of $73.7 million, an increase of 12.8% quarter over same quarter prior year. The increase was led by higher transaction fees and subscription fees revenue;
•1.27 million Active Devices compared to the same quarter last year of 1.23 million, an increase of approximately 43 thousand Active Devices, or 3.5%;
•32,909 Active Customers compared to the same quarter last year of 30,027, an increase of 2,882 Active Customers, or 9.6%; and
•$843.1 million in Total Dollar Volume of Transactions for the quarter ended December 31, 2024 compared to $730.1 million for the quarter ended December 31, 2023, an increase of $113.0 million, or 15.5%. See "Revenues and Gross Margin" in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional information.
Revenues. Total revenues increased by $8.4 million for the three months ended December 31, 2024 compared to the same period in 2023. The increase in revenues is attributed to a $9.1 million increase in subscription and transaction fees, offset by a $0.7 million decrease in equipment sales.

The increase in transaction fees was primarily driven by increased average ticket items sold, increased average ticket price, increased processing volumes, and the acquisition Cheq, resulting in a 15.5% increase in total dollar volumes of transactions for the current fiscal year quarter relative to the same quarter in the prior year. There was also an increase in the total number of active devices relative to the same quarter in the prior year.

Our subscription fees have increased 14.1% for the three months ended December 31, 2024 compared to the same period in 2023 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base, an increase in our active devices compared to last year, and the acquisition of SB Software.

Equipment revenue decreased slightly from $8.6 million for the three months ended December 31, 2024, compared to $9.3 million for the same period in 2023.

Costs of sales. Costs of sales increased $2.0 million for the three months ended December 31, 2024 compared to the prior year period. The increase in costs of sales was primarily due to a $3.3 million increase in subscription and transaction costs as a result of increased processing volumes, offset by a $1.3 million decrease in equipment costs.

Gross margin. Total gross margin increased to 38.6% for the three months ended December 31, 2024 from 34.6% for the three months ended December 31, 2023. The increase was primarily a result of an increase in transaction fees.

Operating Expenses

	Three months ended December 31,		Change
Category ($ in thousands)	2024	2023	Amount	Percentage
Sales and marketing	$5,385	$4,367	$1,018	23.3%
Technology and product development	4,523	3,030	1,493	49.3%
General and administrative expenses	11,239	10,505	734	7.0%
Integration and acquisition expenses	44	93	(49)	(52.7)%
Depreciation and amortization	3,366	2,736	630	23.0%
Total operating expenses	$24,557	$20,731	$3,826	18.5%

Total operating expenses. Operating expenses increased 18.5% for the three months ended December 31, 2024 compared to the same period in 2023. This is largely driven by increased technology and product development, sales and market and general and administrative expenses. Total operating expense also increased as a result of the acquisitions of Cheq and SB Software. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $1.0 million for the three months ended December 31, 2024 compared to the same period in 2023. Sales and marketing expense increased due a $0.6 million increase in advertising expenses, compensation costs of approximately $0.5 million, an increase of professional services and contractors of $0.1 million, and travel and entertainment costs of approximately $0.1 million. This is offset by a decrease in various sales and marketing expense reductions of approximately $0.3 million. Overall, these increases are due to investments being made to drive revenue both domestically and internationally.

Technology and product development. Technology and product development expenses increased by $1.5 million for the three months ended December 31, 2024. The increase in the current year was driven by increased headcount partially offset by lower expensed personnel costs as we continued to invest in internal-use software which resulted in higher capitalized costs compared to the prior year.

General and administrative expenses. General and administrative expenses increased by $0.7 million for the three months ended December 31, 2024 compared to the same period in 2023. General and administrative expenses increased due to a $1.2 million increase in compensation costs and a $0.2 million increase in sales and use taxes. This is offset by a decrease of $0.5 million in consulting fees, a $0.1 million decrease in software subscriptions, a $0.1 million decrease in legal fees compared to the same period in 2023. The increase is also partially due to the acquisitions of Cheq and SB Software.

Integration and acquisition expenses. On September 5, 2024, the Company acquired all of the equity interests of SB Software. For the three months ended December 31, 2024, integration and acquisition expenses were less than $0.1 million primarily due to professional services from accounting and legal advisors and UK taxes. Integration and acquisition expenses for the three months ended December 31, 2023 related to the acquisition of 32M.

Depreciation and amortization. Depreciation and amortization expenses increased $0.6 million for the three months ended December 31, 2024 compared to the same period in 2023 due to our acquisitions of Cheq and SB Software.

Other Expense, Net

	Three months ended December 31,		Change
($ in thousands)	2024	2023	Amount	Percentage
Other income (expense):
Interest income	$398	$493	$(95)	(19.3)%
Interest expense	(993)	(1,002)	9	0.9%
Other (expense) income, net	(199)	129	(328)	254.3%
Total other expense, net	$(794)	$(380)	$(414)	(108.9)%

Other expense, net. Other expense increased $0.4 million for the three months ended December 31, 2024 as compared to the same period in 2023. Our interest expense from debt and tax liabilities was materially consistent for three months ended December 31, 2024 as compared to the same period in 2023. Decrease in interest income is primarily due to lower outstanding balances for our finance receivables. Other (expense) income, net decreased primarily due to foreign currency transactions.

Six Months Ended December 31, 2024 Compared to Six Months Ended December 31, 2023

	Six Months Ended December 31,		Change	Percent Change
($ in thousands)	2024	2023	2024 v. 2023
Transaction fees	$87,995	$74,922	$13,073	17.4%
Cost of transaction fees(1)	66,315	59,809	6,506	10.9%
Gross profit, transaction	$21,680	$15,113	6,567	43.5%
Gross margin, transaction	24.6%	20.2%	4.4%

Subscription fees	$40,882	$36,242	4,640	12.8%
Cost of subscription fees	4,581	3,803	778	20.5%
Amortization(2)	3,995	3,616	379	10.5%
Gross profit, subscription	$32,306	$28,823	3,483	12.1%
Gross margin, subscription	79.0%	79.5%	(0.5)%

Equipment sales	$15,681	$16,878	(1,197)	(7.1)%
Cost of equipment sales	14,091	15,785	(1,694)	(10.7)%
Gross profit, equipment(1)	$1,590	$1,093	497	45.5%
Gross margin, equipment	10.1%	6.5%	3.7%

Total gross profit	$55,576	$45,028	10,547	23.4%
Total gross margin	38.4%	35.2%	3.2%

(1) The Company's internal-use software assets and developed technology assets are not associated with transaction fees and equipment revenue.
(2) Amortization of internal-use software assets and developed technology assets.

Revenues. Total revenues increased by $16.5 million for the six months ended December 31, 2024 compared to the same period in 2023. The increase in revenues is attributed to a $17.7 million increase in subscription and transaction fees, offset by a $1.2 million decrease in equipment sales.

The increase in transaction fees was primarily driven by increased average ticket items sold, increased average ticket price, increased processing volumes, and the acquisition Cheq, resulting in a 14.8% increase in total dollar volumes of transactions for the current fiscal year quarter relative to the same quarter in the prior year. There was also an increase in the total number of active devices relative to the same quarter in the prior year.

Our subscription fees have increased 12.8% for the six months ended December 31, 2024 compared to the same period in 2023 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base and an increase in our active devices compared to last year as well as the acquisition of SB Software.

Equipment revenue decreased slightly to $14.1 million for the six months ended December 31, 2024, compared to $15.8 million for the same period.

Costs of sales. Costs of sales increased $5.6 million for the six months ended December 31, 2024 compared to the prior year period. The increase in costs of sales was primarily due to a $7.3 million increase in subscription and transaction costs as a direct result of increased transaction processing fees corresponding with an increase in processing volumes offset by the decrease in cost of equipment of $1.7 million.

Gross margin. Total gross margin increased to 38.4% for the six months ended December 31, 2024 from 35.2% for the six months ended December 31, 2023. The increase was primarily a result of an increase in subscription and transaction fees which yield higher margins compared to equipment fees.

Operating Expenses

	Six Months Ended December 31,		Change
Category ($ in thousands)	2024	2023	Amount	Percentage
Sales and marketing	$10,833	$8,509	$2,324	27.3%
Technology and product development	9,023	7,198	1,825	25.4%
General and administrative expenses	23,166	20,943	2,223	10.6%
Integration and acquisition expenses	241	171	70	40.9%
Depreciation and amortization	6,038	5,483	555	10.1%
Total operating expenses	$49,301	$42,304	$6,997	16.5%

Total operating expenses. Operating expenses increased 17% for the six months ended December 31, 2024 compared to the same period in 2023. This is largely driven by increased sales and marketing, technology and product development and general and administrative expenses. Total operating expense also increased as a result of the acquisitions of Cheq and SB Software. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $2.3 million for the six months ended December 31, 2024 compared to the same period in 2023. Sales and marketing expenses increased $1.3 million due to advertising and trade show expenses, $0.8 million related to compensation expenses, $0.4 million increase due to travel expenses, $0.2 million related to consulting fees and $0.1 million increase in sales and use taxes. This is offset by approximately $0.5 million decrease in various marketing expenses. Overall, these increases are due to investments being made to drive revenue both domestically and internationally.

Technology and product development. Technology and product development expenses increased by $1.8 million for the six months ended December 31, 2024. The increase in the current year was driven by increased headcount partially offset by lower expensed personnel costs as we continued to invest in internal-use software which resulted in higher capitalized costs compared to the prior year.

General and administrative expenses. General and administrative expenses increased by $2.2 million for the six months ended December 31, 2024 compared to the same period in 2023. General and administrative expenses increased $1.0 million due to compensation expenses, a $0.7 million increase in consulting expenses, a $0.2 million increase in legal fees, a $0.2 million increase in bad debt expense and a $0.2 million increase in various general and administrative expenses. This is offset by a $0.1 million decrease in rent expense. The increase is also partially due to the acquisitions of Cheq and SB Software.

Integration and acquisition expenses. On September 5, 2024, the Company acquired all of the equity interests of SB Software. For the six months ended December 31, 2024, the Company incurred integration and acquisition expenses of $0.2 million primarily due to professional services from accounting and legal advisors and UK taxes. Integration and acquisition expenses for the six months ended December 31, 2023 related to the acquisition of 32M.

Depreciation and amortization. Depreciation and amortization expenses were increased $0.6 million for the six months ended December 31, 2024 compared to the same period in 2023 as a result of increased amortization of acquired assets from the Cheq and SB Software acquisitions.

Other Expense, Net

	Six Months Ended December 31,		Change
($ in thousands)	2024	2023	Amount	Percentage
Other income (expense):
Interest income	$845	$1,010	$(165)	(16.3)%
Interest expense	(1,984)	(2,109)	125	5.9%
Other (expense) income, net	(12)	52	(64)	123.1%
Total other expense, net	$(1,151)	$(1,047)	$(104)	(9.9)%

Other expense, net. Other expense increased $0.1 million for the six months ended December 31, 2024 as compared to the same period in 2023. Our interest expense from debt and tax liabilities decreased $0.1 million primarily due to the reduction of the interest expense related to our outstanding debt balances. Decrease in interest income is primarily due to lower outstanding balances for our finance receivables. Other income (expense), net decreased primarily due to foreign currency transaction losses.

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

We have provided below a reconciliation of U.S. GAAP gross profit to Adjusted Gross Profit and Adjusted Gross Margin for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Change	Percent Change
($ in thousands)	2024	2023	2024 v. 2023
Gross profit, transaction (GAAP)	$11,380	$8,000	$3,380	42.3%
Gross margin, transaction (GAAP)	25.6%	21.1%	4.5%

Gross profit, subscription (GAAP)	16,306	14,471	1,835	12.7%
Amortization (1)	2,248	1,673	575	34.4%
Adjusted Gross Profit, subscription (non-GAAP)	$18,554	$16,144	2,410	14.9%
Adjusted Gross Margin, subscription (non-GAAP)	89.7%	89.0%	0.6%

Gross profit, equipment (GAAP)	$786	$172	614	357.0%
Gross margin, equipment (GAAP)	9.1%	1.8%	7.3%

Total Adjusted Gross Profit (non-GAAP)	$30,720	$24,316	6,404	26.3%
Total Adjusted Gross Margin (non-GAAP)	41.7%	37.2%	4.5%

(1) Amortization of internal-use software assets and developed technology assets.

Total Adjusted Gross Margin (non-GAAP) was 41.7% for the three months ended December 31, 2024, from 37.2% for the three months ended December 31, 2023. The increase in Adjusted Gross Margin was primarily driven by an increase in our subscription fees revenue and transaction which was a higher percentage of our total revenue in the current quarter and is inherently a higher margin revenue stream.

	Six Months Ended December 31,		Change	Percent Change
($ in thousands)	2024	2023	2024 v. 2023
Gross profit, transaction (GAAP)	$21,680	$15,113	6,567	43.5%
Gross margin, transaction (GAAP)	24.6%	20.2%	4.5%

Gross profit, subscription (GAAP)	32,306	28,823	3,483	12.1%
Amortization (1)	3,995	3,616	379	10.5%
Adjusted Gross Profit, subscription (non-GAAP)	$36,301	$32,439	3,862	11.9%
Adjusted Gross Margin, subscription (non-GAAP)	88.8%	89.5%	(0.7)%

Gross profit, equipment (GAAP)	$1,590	$1,093	497	45.5%
Gross margin, equipment (GAAP)	10.1%	6.5%	3.7%

Total Adjusted Gross Profit (non-GAAP)	$59,571	$48,645	10,926	22.5%
Total Adjusted Gross Margin (non-GAAP)	41.2%	38.0%	3.2%

Adjusted EBITDA (non-GAAP)

The Company defines Adjusted EBITDA (non-GAAP) as U.S. GAAP net income before (i) interest income, (ii) interest expense, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, and (vii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations such as integration and acquisition expenses and costs as a result of auditor transitions.
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
Below is a reconciliation of U.S. GAAP net income to Adjusted EBITDA for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in thousands)	2024	2023	2024	2023

Net income	$4,974	$3,124	8,546	$5,131
Less: interest income	(398)	(493)	(845)	(1,010)
Plus: interest expense	993	1,002	1,984	2,109
Plus: income tax provision	395	81	573	162
Plus: depreciation expense included in cost of sales for rentals	345	380	879	722
Plus: depreciation and amortization expense in operating expenses	3,366	2,736	6,038	5,483
EBITDA	9,675	6,830	17,175	12,597
Plus: stock-based compensation (a)	943	1,111	1,830	3,043
Plus: integration and acquisition expenses (b)	44	93	241	171
Plus: auditor transition costs (c)	6	—	369	—
Plus: remediation expenses (d)	—	453	—	497
Adjustments to EBITDA	993	1,657	2,440	3,711
Adjusted EBITDA	$10,668	$8,487	$19,615	$16,308
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company's primary sources of capital available are cash and cash equivalents on hand of $27.7 million as of December 31, 2024 and the cash that we expect to be provided by operating activities by the Company.

Uses of Cash

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

Net cash used in operating activities

For the six months ended December 31, 2024, net cash used in operating activities was $11.5 million which is the result of $32.8 million of cash utilized by working capital accounts, offset by our net income of $8.5 million and non-cash operating charges of $12.7 million. The change in working capital was primarily driven by an increase in cash utilized by accounts payable and accrued expenses of $40.9 million, offset by a $13.3 million decrease in accounts receivable primarily due to cash collections. Increases in cash utilized by accounts payable and accrued expenses and as well as the collection of accounts receivable were the result of the timing of payments made to our customers for transaction processing as December 31, 2024.

For the six months ended December 31, 2023, net cash used in operating activities was $1.2 million which reflects our net income of $5.1 million and non-cash operating charges of $12.8 million, partially offset by $19.2 million of cash utilized by working capital accounts. The change in working capital accounts was primarily driven by a $12.3 million increase of accounts receivable, and a decrease in accounts payable and accrued expenses of $2.9 million in the period. Increase in the accounts receivable balance as of December 31, 2023 was a result of increased sales during the six months ended December 31, 2023 and the timing of the cash receipts compared to the prior year period.

Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, and provisions for expected losses for the six months ended December 31, 2024 and 2023.

Net cash used in investing activities

Net cash used in investing activities was $17.8 million for the six months ended December 31, 2024. We invested $8.1 million in property and equipment as the Company continued to focus on investing in innovative technologies and products, and increasing rental devices enrolled in the Company's Cantaloupe One program. Additionally, the Company invested $9.8 million through its SB Software acquisition.

Net cash used in investing activities was $5.9 million for the six months ended December 31, 2023. Increase in cash used was $5.9 million for and a result of the investment in property and equipment.

Net cash provided by financing activities

Net cash used in financing activities was $0.9 million and $0.3 million for the six months ended December 31, 2024 and 2023, both of which are primarily driven by debt repayments on the JPMorgan Credit Facility.

CONTRACTUAL OBLIGATIONS

During the six months ended December 31, 2024, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended June 30, 2024.

As described in Note 16 - Subsequent Events, in January 2025 the Company amended its debt agreement, which defers certain repayments until January 2030 in addition to increasing its borrowing capacity.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on for the fiscal year ended June 30, 2024.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of December 31, 2024, we are exposed to market risk related to changes in interest rates on our outstanding borrowings described in Note 6 - Debt and Other Financing Arrangements. As of December 31, 2024, we have $37.1 million total outstanding borrowings, an increase of 100 basis points in SOFR Rate would result in a change in interest expense of $0.4 million per year.

We are also exposed to market risk related to changes in interest rates on our cash investments and foreign currency exchange rates. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of December 31, 2024.

We are exposed to credit risks on accounts receivable and equipment leases where the Company acts as the lessor. Exposure to market and credit risk is materially consistent with our presentation in Part II, Item 7A of our Annual Report for the year ended June 30, 2024.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2024.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of the Company's director or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on February 4, 2022).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 10, 2021)

10.1
Second Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, and JPMorgan Chase Bank, N.A. and Capital One, National Association, dated January 31, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 5, 2025).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, filed with the SEC on February 6, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024, (2) the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2024 and 2023, (3) the Condensed Consolidated Statements of Other Comprehensive Income for the three-month and six-month periods ended December 31, 2024 and 2023, (4) the Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity for the three-month and six-month periods ended December 31, 2024 and 2023, (5) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2024 and 2023, and (6) the Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, filed with the SEC on February 6, 2025, is formatted as Inline XBRL and contained in Exhibit 101.
______________________________________
*     Filed herewith.
**    Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: February 6, 2025	/s/ Ravi Venkatesan
Ravi Venkatesan
Chief Executive Officer

Date: February 6, 2025	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer