Form 10-Q
period 2025-03-31
CANTALOUPE, INC.
filed 2025-05-08
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 2, 2025, there were 73,058,462 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

TABLE OF CONTENTS

Part I - Financial Information

Item
	1.	Condensed Consolidated Financial Statements
		Condensed Consolidated Balance Sheets - March 31, 2025 (unaudited) and June 30, 2024	3
		Condensed Consolidated Statements of Operations - Three and Nine Months ended March 31, 2025 and 2024 (unaudited)	4
		Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months ended March 31, 2025 and 2024 (unaudited)	5
		Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity - Three and Nine Months ended March 31, 2025 and 2024 (unaudited)	6
		Condensed Consolidated Statements of Cash Flows - Nine Months ended March 31, 2025 and 2024 (unaudited)	8
		Notes to Condensed Consolidated Financial Statements (unaudited)	9
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	3.	Quantitative and Qualitative Disclosures About Market Risk	37
	4.	Controls and Procedures	37

Part II - Other Information
Item
	1.	Legal Proceedings	38
	1A.	Risk Factors	38
	2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
	3.	Defaults Upon Senior Securities	38
	4.	Mine Safety Disclosures	38
	5.	Other Information	38
	6.	Exhibits	39

		Signatures	40

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2025 (Unaudited)	June 30, 2024
($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$46,337	$58,920
Accounts receivable, net	33,904	43,848
Finance receivables, net	5,820	6,391
Inventory, net	46,207	40,791
Prepaid expenses and other current assets	12,928	7,844
Total current assets	145,196	157,794
Non-current assets:
Finance receivables, net	6,462	10,036
Property and equipment, net	36,437	34,029
Operating lease right-of-use assets	7,622	7,986
Intangibles, net	24,612	24,626
Goodwill	102,800	94,903
Deferred income taxes, net	41,618	—
Other assets	5,777	6,194
Total non-current assets	225,328	177,774
Total assets	$370,524	$335,568
Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities:
Accounts payable	$59,506	$78,895
Accrued expenses	17,493	24,008
Current obligations under long-term debt	1,934	1,266
Deferred revenue	2,046	1,726
Total current liabilities	80,979	105,895
Long-term liabilities:
Deferred income taxes, net	—	466
Long-term debt, less current portion	37,226	36,284
Other noncurrent liabilities	8,910	8,457
Total long-term liabilities	46,136	45,207
Total liabilities	127,115	151,102
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 and 385,782 issued and outstanding, with liquidation preferences of $23,301 and $22,722 at March 31, 2025 and June 30, 2024, respectively	2,720	2,720
Shareholders’ equity:
Common stock, no par value, 640,000,000 shares authorized, 73,040,575 and 72,935,497 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	—	—
Additional paid-in capital	484,488	482,329
Accumulated deficit	(242,757)	(300,459)
Accumulated other comprehensive loss	(1,042)	(124)
Total shareholders’ equity	240,689	181,746
Total liabilities, convertible preferred stock, and shareholders’ equity	$370,524	$335,568

See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands, except share and per share data)	2025	2024	2025	2024
Revenues:
Subscription and transaction fees	$65,179	$59,207	$194,056	$170,371
Equipment sales	10,248	8,690	25,929	25,568
Total revenues	75,427	67,897	219,985	195,939

Costs of sales (exclusive of certain depreciation and amortization):
Cost of subscription and transaction fees	35,082	32,926	105,979	96,539
Cost of equipment sales	8,984	8,064	23,074	23,849
Total costs of sales	44,066	40,990	129,053	120,388

Operating expenses:
Sales and marketing	5,830	5,747	16,663	14,256
Technology and product development	4,328	4,916	13,351	12,115
General and administrative	8,471	8,552	31,638	29,493
Integration and acquisition (benefits) expenses	(534)	907	(293)	1,078
Depreciation and amortization	6,367	2,493	12,405	7,976
Total operating expenses	24,462	22,615	73,764	64,918

Operating income	6,899	4,292	17,168	10,633

Other income (expense):
Interest income	368	495	1,213	1,505
Interest (expense) income, net on debt and tax liabilities	(39)	162	(2,023)	(1,947)
Other income (expense), net	24	(209)	12	(158)
Total other income (expense), net	353	448	(798)	(600)

Income before income taxes	7,252	4,740	16,370	10,033
Benefit from (provision for) income taxes	41,904	(84)	41,332	(246)

Net income	49,156	4,656	57,702	9,787
Preferred dividends	(289)	(289)	(578)	(578)
Net income applicable to common shares	$48,867	$4,367	$57,124	$9,209

Net earnings per common share
Basic	$0.67	$0.06	$0.78	$0.13
Diluted	$0.65	$0.06	$0.77	$0.12
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands)	2025	2024	2025	2024
Net income	49,156	$4,656	57,702	$9,787
Other comprehensive income (loss):
Foreign currency translation adjustments	711	17	(918)	(7)
Total other comprehensive income (loss)	711	17	(918)	(7)
Total comprehensive income	$49,867	$4,673	$56,784	$9,780

See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity
(Unaudited)

Three Months Ended March 31, 2025

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	385,782	$2,720	73,034,575	$—	$483,806	$(291,913)	$(1,753)	$190,140
Stock-based compensation	—	—	—	—	629	—	—	629
Vesting of restricted stock	—	—	187	—	—	—	—	—
Exercise of stock options	—	—	5,813	—	53	—	—	53
Other comprehensive loss	—	—	—	—	—	—	711	711
Net income	—	—	—	—	—	49,156	—	49,156
Balance, March 31, 2025	385,782	$2,720	73,040,575	$—	$484,488	$(242,757)	$(1,042)	$240,689

Three Months Ended March 31, 2024

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	385,782	$2,720	72,739,058	$—	$480,441	$(307,321)	$(24)	$173,096
Stock-based compensation	—	—	—	—	1,004	—	—	1,004
Vesting of restricted stock	—	—	55,208	—	—	—	—	—
Exercise of stock options	—	—	5,000	—	22	—	—	22
Other comprehensive income	—	—	—	—	—	—	17	17
Net income	—	—	—	—	—	4,656	—	4,656
Balance, March 31, 2024	385,782	$2,720	72,799,266	$—	$481,467	$(302,665)	$(7)	$178,795

See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity (Continued)
(Unaudited)
Nine Months Ended March 31, 2025

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	385,782	$2,720	72,935,497	$—	$482,329	$(300,459)	$(124)	$181,746
Stock-based compensation	—	—	—	—	2,106	—	—	2,106
Vesting of restricted stock	—	—	99,265	—	—	—	—	—
Exercise of stock options	—	—	5,813	—	53	—	—	53
Other comprehensive loss	—	—	—	—	—	—	(918)	(918)
Net income	—	—	—	—	—	57,702	—	57,702
Balance, March 31, 2025	385,782	$2,720	73,040,575	$—	$484,488	$(242,757)	$(1,042)	$240,689

Nine Months Ended March 31, 2024

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	385,782	$2,720	72,664,464	$—	$477,324	$(312,452)	$—	$164,872
Stock-based compensation	—	—	119,802	—	4,047	—	—	4,047
Exercise of stock options	—	—	15,000	—	96	—	—	96
Other comprehensive income	—	—	—	—	—	—	(7)	(7)
Net income	—	—	—	—	—	9,787	—	9,787
Balance, March 31, 2024	385,782	$2,720	72,799,266	$—	$481,467	$(302,665)	$(7)	$178,795

See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
($ in thousands)	2025	2024
Cash flows from operating activities:
Net income	$57,702	$9,787
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,459	4,047
Provision for expected losses	1,285	3,423
Depreciation and amortization	13,778	9,113
Non-cash lease expense	1,205	1,070
Deferred income taxes	(42,098)	134
Other non-cash items	42	712
Changes in operating assets and liabilities:
Accounts receivable	9,509	(16,471)
Finance receivables	3,584	3,038
Inventory	(5,425)	(5,584)
Prepaid expenses and other assets	(4,386)	(3,762)
Accounts payable and accrued expenses	(25,999)	8,455
Operating lease liabilities	(1,032)	(655)
Deferred revenue	290	174
Net cash provided by operating activities	10,914	13,481

Cash flows from investing activities:
Capital expenditures	(11,917)	(9,175)
Acquisition of businesses, net of cash acquired	(11,132)	(4,750)
Net cash used in investing activities	(23,049)	(13,925)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	38,995	—
Payments on long-term debt	(38,125)	(389)
Deferred consideration on the acquisition of a business	(673)	—
Other financing activities	(614)	96
Net cash used in financing activities	(417)	(293)

Effect of currency exchange rate changes on cash and cash equivalents	(31)	7

Net decrease in cash and cash equivalents	(12,583)	(730)
Cash and cash equivalents at beginning of year	58,920	50,927
Cash and cash equivalents at end of period	$46,337	$50,197

Supplemental disclosures of cash flow information:
Interest paid in cash	$1,944	$2,628
Income taxes paid in cash	$779	$142

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

The Company's legal entities are based in the United States, Mexico, Canada and the United Kingdom. The functional currencies of our foreign wholly-owned subsidiaries are the local currencies. We translate the financial statements of these subsidiaries into U.S. dollars each reporting period for purposes of consolidation.

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
Property and equipment, which primarily consists of computer equipment and software and leased equipment, are recorded at either cost or, in the instance of an acquisition, the estimated fair value on the date of the acquisition, and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Capitalized internal-use software is amortized on the straight-line basis over the estimated useful lives of the software. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term. Depreciation expense on our property and equipment, excluding property and equipment used for rentals, is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations. Depreciation expense on our property and equipment used for rentals is included in Cost of subscription and transaction fees in the Consolidated Statements of Operations.

During the quarter ended March 31, 2025, the Company determined that certain capitalized internal use software projects are no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives. As a result, the Company recognized additional charges of $3.0 million during the quarter ended March 31, 2025, within Depreciation and amortization in the Condensed Consolidated Statements of Operations.

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

No other new accounting pronouncements issued or effective during the period ended March 31, 2025, have had or are expected to have a significant impact on the Company’s financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable includes amounts due to the Company for sales of equipment and subscription fees, settlement receivables for amounts due from third-party payment processors, receivables from contract manufacturers and unbilled amounts due from customers, net of the allowance for credit losses. Accounts receivable, net of the allowance credit losses were $33.9 million as of March 31, 2025 and $43.8 million as of June 30, 2024. The change in accounts receivable, net of allowance for uncollectible accounts is primarily related to the timing of settlements associated with payment processors and overall cash collections.

Allowance for credit losses

The following table represents a rollforward of the allowance for credit losses for the nine months ended March 31, 2025 and 2024:

	Nine months ended March 31,
($ in thousands)	2025	2024
Balance, June 30	$13,442	$10,815
Provision adjustments	558	958
Write-offs	(354)	(60)
Balance, September 30	13,646	11,713
Provision adjustments	1,064	1,266
Write-offs	(3,559)	(134)
Balance, December 31	11,151	12,845
Provision adjustments	930	1,085
Write-offs	(95)	(735)
Balance, March 31	$11,986	$13,195

4. FINANCE RECEIVABLES

The Company's finance receivables consist of devices under its financing program. Substantially all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases.

The Company collects lease payments from customers primarily as part of the flow of funds from our transaction processing services. Balances are considered past due if customers do not have sufficient transaction revenue to cover the monthly lease payment by the end of the monthly billing period.

At March 31, 2025, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$1,845	$1,665	$4,504	$2,386	$366	$54	$10,820
30 days and under	32	36	107	106	40	9	330
31 - 60 days	13	17	57	86	38	22	233
61 - 90 days	11	13	73	32	46	21	196
Greater than 90 days	7	73	676	821	161	1,459	3,197
Total finance receivables	$1,908	$1,804	$5,417	$3,431	$651	$1,565	$14,776

At June 30, 2024, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$2,199	$5,135	$4,668	$1,961	$456	$324	$14,743
30 days and under	13	67	80	85	56	42	343
31 - 60 days	8	64	58	49	47	38	264
61 - 90 days	8	62	48	32	36	38	224
Greater than 90 days	35	387	625	208	297	1,235	2,787
Total finance receivables	$2,263	$5,715	$5,479	$2,335	$892	$1,677	$18,361

The following table represents a rollforward of the allowance for finance receivables for the nine months ended March 31, 2025 and 2024:

	Nine months ended March 31,
($ in thousands)	2025	2024

Balance, June 30	$1,934	$2,098
Provision for expected losses	391	51
Balance, Sept 30	2,325	2,149
Provision for expected losses	108	108
Balance, December 31	2,433	2,257
Provision for expected losses	61	(45)
Balance, March 31	2,494	2,212

There were no material write-offs of finance receivables for the nine months ended March 31, 2025 and 2024.

Cash to be collected on our performing finance receivables due for each of the fiscal years is as follows:

($ in thousands)	Amount
Remainder of fiscal year 2025	$1,873
2026	6,042
2027	4,172
2028	2,188
2029	915
Thereafter	178
Total amounts to be collected	15,368
Less: interest	(592)
Less: allowance for credit losses	(2,494)
Total finance receivables	$12,282

5. LEASES

Lessee Accounting
We have operating leases which are real estate leases used for corporate functions, product development, sales, and other purposes. The following table provides supplemental balance sheet information related to the Company's operating leases:

($ in thousands)	Balance Sheet Classification	March 31, 2025	June 30, 2024
Assets:
Non-current	Operating lease right-of-use assets	$7,622	$7,986
Liabilities:
Current	Accrued expenses	$1,449	$1,320
Long-term	Other noncurrent liabilities	8,261	8,457
Total lease liabilities		$9,710	$9,777

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Nine months ended March 31,
	2025	2024
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,652	$1,827

Non-cash activity:
Right-of-use assets obtained in exchange for new lease obligations	$532	$6,657

Maturities of lease liabilities by fiscal year for our leases as of March 31, 2025 are as follows:

($ in thousands)	Operating Leases
Remainder of fiscal year 2025	$431
2026	2,413
2027	1,961
2028	1,455
2029	1,490
Thereafter	5,720
Total lease payments	13,470
Less: Imputed interest	(3,760)
Present value of lease liabilities	$9,710

Lessor Accounting

Property and equipment used for the Cantaloupe One operating lease rental program consisted of the following:

($ in thousands)	March 31, 2025	June 30, 2024
Cost	$33,127	$32,513
Accumulated depreciation	(26,232)	(24,742)
Net	$6,895	$7,771

For the three months ended March 31, 2025 and 2024, the Company recognized $2.3 million and $2.1 million of revenue from its device rental program, respectively, which is included in the Subscription and Transaction fees on its Condensed Consolidated Statements of Operations.

For the nine months ended March 31, 2025 and 2024, the Company recognized $6.8 million and $6.1 million of revenue from its device rental program, respectively, which is included in the Subscription and Transaction fees on its Condensed Consolidated Statements of Operations.

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of March 31, 2025 are disclosed within Note 4 - Finance Receivables.

6. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of March 31, 2025 and June 30, 2024 consisted of the following:

	As of March 31,	As of June 30,
($ in thousands)	2025	2024

2025 Credit Facility/2022 Amended Credit Facility	$39,500	$37,625
Less: unamortized issuance costs	(340)	(75)
Total	39,160	37,550
Less: debt and other financing arrangements, current	(1,934)	(1,266)
Debt and other financing arrangements, noncurrent	$37,226	$36,284

Details of interest (income) expense, net on debt and tax liabilities presented on the condensed consolidated statements of operations are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands)	2025	2024	2025	2024
2025 Credit Facility/JPMorgan Credit Facility	870	894	2,616	2,718
Other interest (income) expense on tax liabilities	(831)	(1,056)	(593)	(771)
Total interest expense (income), net on debt and tax liabilities	$39	$(162)	$2,023	$1,947

2025 Credit Facility

On January 31, 2025 (the "Closing Date"), the Company entered into a second amended and restated credit agreement (the “2025 Credit Facility”) among the Company, as the borrower, certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as a lender and the administrative agent, and Capital One, National Association as a lender.

The 2025 Credit Facility provides for a $40 million secured term loan facility (the "2025 Term Loan Facility"), a $30 million secured revolving credit facility (the "2025 Revolving Facility") and a $30 million secured delayed draw term loan facility (the "Delayed Draw Term Loan Facility"). Proceeds from the 2025 Term Loan Facility were used to repay borrowings under the Company's 2022 Amended JPMorgan Credit Facility (described below), which had total remaining net borrowings of $37.3 million, inclusive of accrued interest on these facilities. The remaining proceeds from the 2025 Credit Facility were used to finance working capital needs and for general corporate purposes including permitted acquisitions and investments.

The 2025 Delayed Draw Facility is available for a period of up to 24 months following the Closing Date. The Company has not borrowed against the 2025 Revolving Facility or the Delayed Draw Term Loan Facility.

In accordance with ASC 470, the Company evaluated the 2025 Credit Facility on a lender-by-lender basis. The Company accounted for the 2025 Term Loan Facility and 2025 Revolving Facility as debt modifications. As such, previously unamortized debt issuance costs will be amortized over the term of the new credit agreement. The Company paid $1.0 million in lender fees and legal expenses in connection with the execution of the 2025 Credit Facility.

Interest on the 2025 Credit Facility is based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total net leverage ratio and having ranges between 1.75% and 2.50% for base rate loans and between 2.75% to 3.50% for SOFR loans. The 2025 Revolving Facility also carries an unused commitment fee tied to the Company's total net leverage ratio between 0.25% to 0.40% per annum. In an event of default, the interest rate may be increased by 2.00%. As of March 31, 2025, the weighted average interest rate for the 2025 Credit Facility is approximately 7.24%.

The 2025 Term Loan Facility, the 2025 Revolving Facility and the Delayed Draw Term Loan Facility all mature on January 31, 2030. Principal in respect of the 2025 Term Loan Facility is payable quarterly with 5.0% due in year one and year two, 7.5% due in year three and year 4, 10% due in year 5, and the remainder payable upon maturity. To the extent funded, principal in respect of the Delayed Draw Term Loan Facility will be payable on the same terms as the 2025 Term Loan Facility. Principal on 2025 Revolving Facility is due at maturity.

The Company’s obligations under the 2025 Credit Facility is unconditionally guaranteed, jointly and severally, by the Company’s material direct and indirect wholly-owned domestic subsidiaries (the “Guarantors”). All obligations of the Company and the Guarantors under the 2025 Credit Facility are secured by first priority security interests in substantially all of the assets of the Company and the Guarantors.

The 2025 Credit Facility includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires the Company to maintain a total leverage ratio of not more than 3.50 to 1.00 on the last day of any fiscal quarter. However, if a material acquisition occurs, the Company is required to maintain a total leverage ratio not greater than 4.00 to 1.00 on the last day of the fiscal quarter for the next four fiscal quarters following the material acquisition. The second financial covenant does not permit the Company to have a fixed charge coverage ratio of less than 1.15 to 1.00 for four consecutive fiscal quarters. The Company was in compliance with its financial covenants for the 2025 Credit Facility as of March 31, 2025.

2022 Amended JPMorgan Credit Facility

On March 17, 2022, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. which provides for a $15 million secured revolving credit facility (the “2022 Amended Revolving Facility”) and a $15 million secured term facility (the “2022 Amended Secured Term Facility” and together with the 2022 Amended Revolving Facility, the “2022 Amended JPMorgan Credit Facility”), and fully replaced our previous 2021 credit facility with JPMorgan Chase Bank, N.A.

On December 1, 2022, the Company entered into an amendment to the 2022 Amended JPMorgan Credit Facility, dated as of March 17, 2022, which, among other things, amended the definition of the Company’s EBITDA under the Credit Agreement. On December 1, 2022, the Company borrowed an additional $25 million under the 2022 Amended JPMorgan Credit Facility, including $15 million from the revolving credit facility and increased the term facility by $10 million to a total of $25 million.

As described above, proceeds from the 2025 Term Loan Facility were used to repay borrowings under the 2022 Amended Credit JPMorgan Facility, which had total remaining net borrowings of $37.3 million, inclusive of accrued interest on the facility.

Interest on the 2022 Amended JPMorgan Credit Facility was based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 2.50% and 3.00% for base rate loans and between 3.50% and 4.00% for SOFR loans. Subject to the occurrence of a material acquisition and the Company’s total leverage ratio exceeding 3.00 to 1.00, the interest rate on the loans may increase by 0.25%. In an event of default, the interest rate may be increased by 2.00%. The 2022 Amended JPMorgan Credit Facility also carried a commitment fee of 0.50% per annum on the unused portion.

The 2022 Amended JPMorgan Credit Facility includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires the Company to maintain, at all times, a total leverage ratio of not more than 3.00 to 1.00 on the last day of any fiscal quarter. The other financial covenant is conditional on a material acquisition occurring: if a material acquisition occurs, the Company is required to maintain a total leverage ratio not greater than 4.00 to 1.00 for the next four fiscal quarters following the material acquisition. The Company was in compliance with its financial covenants for the 2022 Amended JPMorgan Credit Facility until the 2025 Credit Facility modification. See above for the new financial covenants.

Expected Maturities

The expected maturities for each fiscal year associated with the Company’s outstanding debt and other financing arrangements as of March 31, 2025, were as follows:

($ in thousands)	Amount
Remainder of fiscal year 2025	$500
2026	2,000
2027	2,500
2028	3,000
2029	3,500
Thereafter	28,000
Principal amounts payable	39,500
Unamortized issuance costs	(340)
Total outstanding debt	$39,160

7. ACCRUED EXPENSES
Accrued expenses consisted of the following as of March 31, 2025 and June 30, 2024:

	As of March 31,	As of June 30,
($ in thousands)	2025	2024

Sales tax	$7,429	$10,574
State income tax payable	1,520	1,496
Accrued compensation and related sales commissions	3,225	4,061
Operating lease liabilities - current	1,449	1,320
Accrued professional fees	2,349	4,336
Consideration withheld for acquisitions - current*	355	1,370
Accrued other	1,166	851
Total accrued expenses	$17,493	$24,008
* See Note 9 - Acquisitions for a description of the arrangements.

8. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of March 31, 2025			Weighted Average Remaining Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,598	(2,150)	448	1.9
Developed technology	22,967	(15,348)	7,619	3.4
Customer relationships	28,245	(11,700)	16,545	8.0
Total intangible assets	$53,810	$(29,198)	$24,612	6.5

Goodwill	$102,800	$—	$102,800	Indefinite

	As of June 30, 2024			Weighted Average Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,361	$(1,852)	$509	1.6
Developed technology	20,062	(13,304)	6,758	3.6
Customer relationships	27,024	(9,665)	17,359	8.8
Total intangible assets	$49,447	$(24,821)	$24,626	7.2

Goodwill	$94,903	$—	$94,903	Indefinite

During the three and nine months ended March 31, 2025, the Company recognized $1.6 million and $4.4 million, respectively, in amortization expense related to intangible assets.

During the three and nine months ended March 31, 2024, the Company recognized $1.3 million and $4.3 million, respectively, in amortization expense related to intangible assets.

The Company performs an annual goodwill impairment test during the fourth quarter and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is one single reporting unit for purposes of testing goodwill for impairment. During the nine months ended March 31, 2025 and March 31, 2024, the Company did not recognize any impairment charges related to goodwill.

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
The $1.4 million fair value of the contingent consideration represented the present value of up to $3.3 million in contingent consideration based on a Monte Carlo Simulation should SB Software achieve certain revenue growth targets as defined in the share purchase agreement. Should these targets be achieved, approximately $1.3 million, $1.0 million and $1.0 million, denominated in British Pounds, will be payable in September 2025, September 2026 and September 2027, respectively. Should the targets be achieved, the Company may choose to pay this contingent consideration in either cash or common stock valued based on the average stock price for the 10 trading days preceding the release of these shares.
As of March 31, 2025, the Company recognized a $0.6 million gain due to the decrease in the fair value of the contingent consideration which was included in Integration and acquisition expenses on the Condensed Consolidated Statement of Operations. As of March 31, 2025 the fair value current and noncurrent portions of the fair value of the contingent consideration of $0.1 million and $0.6 million are included in Accrued expenses and Other non-current liabilities on the Condensed Consolidated Balance Sheet, respectively.
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

The Company determined the estimated fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $3.0 million related to developed technology, $0.2 million related to customer relationships, and $0.1 million related to trade names. The estimated fair value of the acquired developed technology was determined using a multi-period excess earnings method. The estimated fair value of the acquired customer relationships was determined using the distributor method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The estimated fair value of the acquired trade names was determined using the relief from royalty method which estimates the value using the discounted value of the royalties that a company would pay to license the trade name. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives for developed technology, customer relationship and trade names were 5, 3 and 3 years, respectively.

Goodwill of $7.8 million arising from the acquisition includes the expected synergies between SB Software and the Company. Goodwill, which is not deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The Company recognized $0.3 million of integration and acquisition related costs that were expensed during the nine months ended March 31, 2025, which is offset with the previously described $0.6 million gain related to the adjusted fair value of contingent consideration. These net impact of these items are recorded within Integration and acquisition expenses in the Condensed Consolidated Statements of Operations.

The allocation of the purchase price is currently provisional and is subject to change over the remainder of the measurement period as the Company continues to evaluate and analyze the estimates and assumptions used in the valuation. For the quarter ended March 31, 2025, certain immaterial adjustments were made to the allocation of the purchase price. Pro forma financial information of the acquisition and revenue and net income since acquisition are not presented due to the immaterial impact of the financial results of SB Software in the Company's Condensed Consolidated Financial Statements.
Cheq
The Company acquired Cheq for $4.5 million, including $1.1 million in accounts payable paid concurrently with the acquisition. The acquisition was funded by the Company's cash on hand. The original terms included $0.9 million in deferred cash consideration for net working capital and other post-closing adjustments. During the quarter ended March 31, 2025, the Company paid $0.7 million in deferred cash consideration, which was net of $0.2 million in other liabilities recognized as a measurement period adjustment.
The following table summarizes the adjusted fair value assigned to the assets acquired and liabilities assumed:

($ in thousands)	Amount
Cash and cash equivalents	$84
Property and equipment	1,136
Intangible assets	1,750
Other assets	486
Total identifiable assets acquired	3,456
Accounts payable	(691)
Other liabilities	(307)
Total liabilities assumed	(998)
Total identifiable net assets	2,458
Goodwill	2,000
Fair value of total considerations transferred	$4,458

The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $1.4 million related to developed technology, $0.2 million related to customer relationships, and $0.2 million related to trade names. The fair value of the acquired developed technology was determined using a multi-period excess earnings method. The fair value of the acquired customer relationships was determined using the distributor method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The fair value of the acquired trade names was determined using the relief from royalty method which estimates the value using the discounted value of the royalties that a company would pay to license the trade name. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives for developed technology, customer relationships, trade names were 5, 3 and 3 years, respectively.

Goodwill of $2.0 million arising from the acquisition includes the expected synergies between Cheq and the Company. Goodwill, which is not deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The above table represents the final allocation of the purchase price. For the quarter ended March 31, 2025, there were no measurement period adjustments other than other liabilities described above. Pro forma financial information of the acquisition and revenue and net income since acquisition are not presented due to the immaterial impact of the financial results of Cheq in the Company's Condensed Consolidated Financial Statements.

10. REVENUES

Based on similar operational characteristics, the Company's revenues are disaggregated as follows:

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2025	2024	2025	2024
Transaction fees	$44,028	$40,034	$132,022	$114,956
Subscription fees	21,151	19,173	62,034	55,415
Subscription and transaction fees	65,179	59,207	194,056	170,371
Equipment sales	10,248	8,690	25,929	25,568
Total revenues	$75,427	$67,897	$219,985	$195,939

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

The Company's revenues earned under ASC Topic 842 are as follows:

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2025	2024	2025	2024
Operating leases	$2,262	$2,056	$6,769	$6,081
Sales-type leases	237	884	1,172	1,995
Total lease revenues	$2,499	$2,940	$7,941	$8,076

Operating leases are included in Subscription and transaction fees in the Consolidated Statement of Operations and Subscription fees in the disaggregated revenue table above. Sales-type finance leases are included in Equipment sales in the Consolidated Statement of Operations and in the disaggregated revenue table above.

Contract Assets
Contract assets represent revenues earned from customers that are not yet billable to customers, generally due to the timing of when equipment and services are delivered to customers on bundled contracts, or as a result of contract costs as described below. Contract assets that will be billed within the next 12 months are included in Prepaid expenses and other current assets and all others are included in Other assets on the Condensed Consolidated Balance Sheets. Contract assets were $2.2 million and $2.6 million, as of March 31, 2025 and June 30, 2024.

Contract Liabilities

The change in the contract liability balances, presented as Deferred revenue on the Condensed Consolidated Balance Sheets, is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.
The Company's contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended March 31,
($ in thousands)	2025	2024
Deferred revenue, beginning of the period	$1,356	$1,788
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	(123)	(268)
Additions (reversals)	813	373
Deferred revenue, end of the period	$2,046	$1,893

	Nine months ended March 31,
($ in thousands)	2025	2024
Deferred revenue, beginning of the period	$1,726	$1,666
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	(659)	(475)
Additions	979	702
Deferred revenue, end of the period	$2,046	$1,893

Lessor Operating Lease Payment Receipts

The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year are primarily associated with the Company's Cantaloupe ONE rental program which has a contractual term of 36 months. The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2025:

($ in thousands)	As of March 31, 2025
Remainder of fiscal year 2025	$1,506
2026	4,254
2027	1,627
2028	290
Total	$7,677

Contract Costs

The Company had net capitalized costs to obtain contracts of $1.0 million and $0.9 million included in Prepaid expenses and other current assets and $2.6 million and $2.4 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024, respectively. None of these capitalized contract costs were impaired.

During the three and nine months ended March 31, 2025, amortization of capitalized contract costs was $0.2 million and $0.7 million, respectively. During the three and nine months ended March 31, 2024, amortization of capitalized contract costs was $0.2 million and $0.7 million, respectively. Amortization of costs to obtain a contract are included within Sales and marketing expenses within the Condensed Consolidated Statement of Operations.

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

The fair value of options granted during the nine months ended March 31, 2025 and 2024 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

	Nine months ended March 31,
	2025	2024
Expected volatility (percent)	49.5% - 50.5%	52.6% - 69.7%
Weighted average expected life (years)	4.5	4.2 - 4.5
Dividend yield (percent)	0.0%	0.0%
Risk-free interest rate (percent)	3.4% - 3.5%	4.1% - 4.3%
Number of options granted	30,000	175,000
Weighted average exercise price	$6.86	$6.92
Weighted average grant date fair value	$3.10	$4.01

Stock-based compensation related to stock options with an established grant date for the three months ended March 31, 2025 and 2024 was $0.2 million and $0.6 million, respectively. Stock-based compensation related to stock options with an established grant date for the nine months ended March 31, 2025 and 2024 was $0.9 million and $2.4 million, respectively.

Restricted Stock Awards

The Company has granted service based restricted stock awards to employees. The Company determines expense related to restricted stock awards using the closing stock price on the grant date and these awards are expensed under the accelerated attribution method over the vesting period which is typically a three-year service period. The total expense recognized for restricted stock awards for the three months ended March 31, 2025 and 2024 was $0.4 million and $0.5 million, respectively. The total expense recognized for restricted stock awards for both the nine months ended March 31, 2025 and 2024 was $1.5 million and $1.6 million.

The Company has awarded performance stock awards to certain executives which vest each year over a three-year period. These stock awards are also subject to the achievement of performance goals established by the Company's Board of Directors each fiscal year. During the three and nine months ended March 31, 2025, total expense recognized by the Company for these awards was $0.1 million and $0.2 million. The total expense recognized for the three months ended March 31, 2024 was immaterial on performance stock awards. The total expense recognized on performance stock awards for the nine months ended was $0.1 million.

12. INCOME TAXES

The Company computes its interim period income tax provision using a forecasted estimated annual effective tax rate and adjusts for any discrete items arising during the interim period. The effective tax rate was negative for both the three and nine months ended March 31, 2025, due to the release of the valuation allowance described below. Excluding the impact of the valuation allowance release, the effective tax rate was 4.5% and 5.5% for the three and nine months ended March 31, 2025, respectively, and was based primarily on minimum state tax obligations.

The Company assesses the realizability of deferred tax assets by considering both positive and negative evidence including forecasts of future taxable income. As of March 31, 2025, the Company concluded that it is more likely than not a portion of its deferred tax assets, primarily related to federal and state net operating loss carryforwards, will be realized. The Company therefore released $42.2 million of its valuation allowance associated with U.S. federal and certain state deferred tax assets. These U.S. federal and state deferred tax assets were created primarily as a result of net operating loss carryforwards from historical business operations. Key factors supporting the conclusion to release a portion of the valuation allowance in the third quarter included current fiscal year to date profitability, sustained cumulative profitability over the last three years and reasonable expectations of future period profitability both in the near and long term. These factors, amongst others, provided adequate positive evidence in the third quarter to support the conclusion that sufficient taxable income will be generated in the future and a portion of the valuation allowance is no longer warranted. The Company continues to maintain a valuation allowance associated with certain state net operating loss carryforwards due to state specific net operating loss utilization limitation rules.

For the three and nine months ended March 31, 2025, the Company recorded an income tax benefit of $41.9 million and $41.3 million, respectively. The income tax benefit for the three and nine months ended March 31, 2025, relates to the $42.2 million valuation allowance release, offset by state income and deferred taxes related to goodwill amortization for tax purposes.

For the three and nine months ended March 31, 2024, the Company recorded an income tax provision of $0.1 million and $0.2 million, respectively. The provisions for three and nine months ended March 31, 2024 primarily relates to state income and deferred taxes related to goodwill amortization for tax purposes. The provision was based upon actual income before income taxes for the nine months ended March 31, 2024, as this provided a more reliable estimate of the income tax provision than an estimated annual effective income tax rate.

The Company had a total unrecognized income tax benefit of $0.7 million and $0.7 million as of March 31, 2025 and 2024, respectively.

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

	Three months ended March 31,
($ in thousands, except per share data)	2025	2024

Numerator for basic and diluted earnings per share
Net income	$49,156	4,656
Preferred dividends	(289)	(289)
Net income applicable to common shareholders	$48,867	$4,367

Denominator for basic earnings per share - Weighted average shares outstanding	73,169,131	72,851,498
Effect of dilutive potential common shares	1,585,287	1,216,939
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	74,754,418	74,068,437

Basic earnings per share	$0.67	$0.06
Diluted earnings per share	$0.65	$0.06

	Nine months ended March 31,
($ in thousands, except per share data)	2025	2024

Numerator for basic and diluted earnings per share
Net income	$57,702	9,787
Preferred dividends	(578)	(578)
Net income applicable to common shareholders	$57,124	$9,209

Denominator for basic earnings per share - Weighted average shares outstanding	73,117,081	72,770,582
Effect of dilutive potential common shares	1,402,870	1,284,238
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	74,519,951	74,054,820

Basic earnings per share	$0.78	$0.13
Diluted earnings per share	$0.77	$0.12
Potentially anti-dilutive shares excluded from the calculation of diluted earnings per share were approximately 0.8 million and 1.0 million for the nine months ended March 31, 2025 and 2024, respectively.
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

15. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company, and a recurring monthly subscription fee for the analytical services. The total expense recognized within General and administrative operating expenses for these arrangements was $0.1 million and $0.2 million for the three and nine months ended March 31, 2025 and 2024.

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
•risks and uncertainties associated with our expansion into and our operations in Europe, Mexico and other foreign markets, including general economic conditions, policy changes affecting international trade (including the imposition of new tariffs by the presidential administration, or changes and adjustments to existing tariffs), political instability, inflation rates, recessions, sanctions, foreign currency exchange rates and controls, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, armed conflict, war, and other economic and political factors;
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

Our revenue streams consist of subscription, transaction processing and equipment sales. During the three and nine months ended March 31, 2025, we derived approximately 86% and 88%, respectively, from subscription and transaction fees, and 14% and 12%, respectively, from equipment sales. Our revenue streams consist of subscription, transaction processing and equipment sales. During the three and nine months ended March 31, 2024, we derived approximately 87% and 87%, respectively, from subscription and transaction fees, and 13% and 13%, respectively, from equipment sales.
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

Key Developments during the Quarter

Highlights of the Company for the fiscal quarter ended March 31, 2025 are below:

•In January 2025, we amended our outstanding credit facilities and entered into the 2025 Credit Facility. The 2025 Credit Facility provides for a $40 million secured term loan facility, a $30 million secured revolving credit, and a $30 million secured delayed draw term loan facility, taking our total borrowing capacity to $100 million.

•In January 2025, we launched Engage Pulse card readers for the arcade and amusement industry, which are designed to maximize revenue potential through a ladder pricing interface that allows players to pay once and then enjoy multiple plays. This feature enables the Engage Pulse to deliver a seamless consumer payment experience while increasing revenue for arcade and amusement operators.

•In February 2025, we collaborated with Fundbox to launch Cantaloupe Capital, which provides small businesses with streamlined access to capital for expansion through equipment investments and flexible access to cash flow.
•As of March 31, 2025, we have 375 full-time employees in the United States, United Kingdom, and Mexico and offices in Malvern, Pennsylvania; Atlanta, Georgia; River Falls, Wisconsin; Seattle, Washington; Birmingham and Sheffield, United Kingdom; and Mexico City, Mexico.

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

The following tables represent our selected operating metrics for the periods indicated:

	As of and for the three months ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Devices:
Active Devices (thousands)	1,261	1,269	1,230	1,223	1,217

Customers:
Active Customers	34,115	32,909	32,338	31,466	30,670

Volumes:
Total Number of Transactions (millions)	296.1	299.8	293.7	290.4	283.3
Total Dollar Volume of Transactions (millions)	$852.4	$843.1	$826.7	$815.7	$767.4

Subscription and transaction fees - Trailing 12 months (thousands)	$255,181	$249,210	$240,153	$231,497	$223,342
Average revenue per unit (ARPU)	$205.92	$202.20	$198.31	$193.64	$186.00

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Transaction fees	$44,028	$40,034	$3,994	10.0%
Cost of transaction fees	33,119	30,926	2,193	7.1%
Gross profit, transaction(1)	$10,909	$9,108	1,801	19.8%
Gross margin, transaction	24.8%	22.8%	2.0%

Subscription fees	$21,151	$19,173	1,978	10.3%
Cost of subscription fees	1,963	2,000	(37)	(1.9)%
Amortization(2)	5,357	1,541	3,816	247.6%
Gross profit, subscription fees	$13,831	$15,632	(1,801)	(11.5)%
Gross margin, subscription	65.4%	81.5%	(16.1)%

Equipment sales	$10,248	$8,690	1,558	17.9%
Cost of equipment sales	8,984	8,064	920	11.4%
Gross profit, equipment(1)	$1,264	$626	638	101.9%
Gross margin, equipment	12.3%	7.2%	5.1%

Total gross profit	$26,004	$25,366	638	2.5%
Total gross margin	34.5%	37.4%	(2.9)%

(1) The Company's internal-use software assets and developed technology assets are not associated with transaction fees and equipment revenue.
(2) Amortization of internal-use software assets and developed technology assets. In March 2025, the Company recognized additional charges of $3.0 million, due to certain capitalized internal use software is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives.

Highlights for the quarter ended March 31, 2025 include:
•Revenues of $75.4 million, an increase of 11.1% quarter over same quarter prior year. Transaction fees, subscription fees and equipment sales all increased this quarter;
•1.26 million Active Devices compared to the same quarter last year of 1.22 million, an increase of approximately 44 thousand Active Devices, or 3.6%;
•34,115 Active Customers compared to the same quarter last year of 30,670, an increase of 3,445 Active Customers, or 11.2%; and
•$852.4 million in Total Dollar Volume of Transactions for the quarter ended March 31, 2025 compared to $767.4 million for the quarter ended March 31, 2024, an increase of $85.0 million, or 11.1%. See "Revenues and Gross Margin" in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional information.
Revenues. Total revenues increased by $7.5 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase in revenues is attributed to a $4.0 million increase in transaction fees, a $2.0 million increase in subscription fees and a $1.5 million increase in equipment sales.

The increase in transaction fees was primarily driven by increased average ticket items sold, increased average ticket price, increased processing volumes, and the acquisition Cheq, resulting in a 11.1% increase in total dollar volumes of transactions for the current fiscal year quarter relative to the same quarter in the prior year. There was also an increase in the total number of active devices relative to the same quarter in the prior year.

Our subscription fees have increased 10.3% for the three months ended March 31, 2025 compared to the same period in 2024 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base, an increase in our active devices compared to last year, and the acquisition of SB Software.

Equipment revenue increased to $10.2 million for the three months ended March 31, 2025, compared to $8.7 million for the same period in 2024, primarily due to increased sales of our Smart Stores product (which we launched in December 2024) in the current fiscal year quarter.

Costs of sales. Costs of sales increased $3.1 million for the three months ended March 31, 2025 compared to the prior year period. The increase in costs of sales was primarily due to a $2.2 million increase in transaction costs as a result of increased processing volumes. Equipment cost of sales increased by $0.9 million as a result of increased equipment sales.

Amortization. Amortization of internal-use software assets and developed technology assets increased $3.8 million for the three months ended March 31, 2025 compared to the prior year period primarily as a result of certain capitalized internal use software is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives and our acquisitions of Cheq and SB Software.

Gross margin. Total U.S. GAAP gross margin decreased to 34.5% for the three months ended March 31, 2025 from 37.4% for the three months ended March 31, 2024. The decrease was primarily a result of the additional amortization expense described above.

Operating Expenses

	Three months ended March 31,		Change
Category ($ in thousands)	2025	2024	Amount	Percentage
Sales and marketing	$5,830	$5,747	$83	1.4%
Technology and product development	4,328	4,916	(588)	(12.0)%
General and administrative expenses	8,471	8,552	(81)	(0.9)%
Integration and acquisition expenses	(534)	907	(1,441)	(158.9)%
Depreciation and amortization	6,367	2,493	3,874	155.4%
Total operating expenses	$24,462	$22,615	$1,847	8.2%

Total operating expenses. Operating expenses increased 8.2% for the three months ended March 31, 2025 compared to the same period in 2024. This was primarily driven by increased depreciation and amortization related expenses. Total operating expense also increased as a result of the acquisitions of Cheq and SB Software. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $0.1 million for the three months ended March 31, 2025 compared to the same period in 2024. This was due to a $0.4 million increase in advertising costs, offset by a $0.2 million decrease in compensation costs and a decrease in various sales and marketing expense reductions of approximately $0.1 million.

Technology and product development. Technology and product development expenses decreased by $0.6 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease was driven by a $0.4 million decrease in compensation and benefits and a $0.2 million decrease in subscriptions and cloud hosting fees.

General and administrative expenses. General and administrative expenses decreased by $0.1 million for the three months ended March 31, 2025 compared to the same period in 2024. General and administrative expenses increased due to a $1.2 million decrease in the release in sales and use taxes reserves this quarter compared the same quarter last year. This is offset by a decrease of $1.3 million in non-recurring project work related to remediation of material weaknesses in internal controls over financial reporting, which was recorded in the same quarter last year.

Integration and acquisition expenses. For the three months ended March 31, 2025, as described in Note 9 - Acquisitions, the Company recognized a $0.6 million gain due to the decrease in the fair value of the contingent consideration associated with our SB Software acquisition, offset by $0.1 million in integration expenses. For the three months ended March 31, 2024, the Company incurred integration and acquisition expenses of $0.9 million primarily due to professional services from accounting and legal advisors, as well as consulting services related to the Cheq acquisition.

Depreciation and amortization. Depreciation and amortization expenses increased $3.9 million for the three months ended March 31, 2025 compared to the same period in 2024 due to certain capitalized internal use software is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives and our acquisitions of Cheq and SB Software.

Other Expense, Net

	Three months ended March 31,		Change
($ in thousands)	2025	2024	Amount	Percentage
Other income (expense):
Interest income	$368	$495	$(127)	(25.7)%
Interest (expense) income, net on debt and tax liabilities	(39)	162	(201)	124.1%
Other (expense) income, net	24	(209)	233	111.5%
Total other income (expense), net	$353	$448	$(95)	21.2%

Other expense, net. Other expense, net decreased $0.1 million for the three months ended March 31, 2025 as compared to the same period in 2024. The $0.1 million decrease in interest income is primarily due to lower outstanding balances for our finance receivables. Our interest expense from debt and tax liabilities decreased by $0.2 million for three months ended March 31, 2025 as compared to the same period in 2024 primarily due to the reduction in interest component of sales tax liability. Other (expense) income, net increased by $0.2 million primarily due to foreign currency transactions.

Benefit from (provision for) income taxes

	Three months ended March 31,		Change
($ in thousands)	2025	2024	Amount	Percentage
Benefit from (provision for) income taxes	$41,904	$(84)	$41,988	NM
NM The percentage change is not meaningful due to the valuation allowance release described below.

The income tax benefit for the three months ended March 31, 2025, relates to the $42.2 million valuation allowance release, offset by state income and deferred taxes related to goodwill amortization for tax purposes. The income tax expense for the three months ended March 31, 2024 were the result of state income and deferred taxes related to goodwill amortization for tax purposes.

Nine Months Ended March 31, 2025 Compared to Nine Months Ended March 31, 2024

	Nine Months Ended March 31,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Transaction fees	$132,022	$114,956	$17,066	14.8%
Cost of transaction fees	99,434	90,736	8,698	9.6%
Gross profit, transaction(1)	$32,588	$24,220	8,368	34.5%
Gross margin, transaction	24.7%	21.1%	3.6%

Subscription fees	$62,034	$55,415	6,619	11.9%
Cost of subscription fees	6,544	5,803	741	12.8%
Amortization(2)	9,352	5,157	4,195	81.3%
Gross profit, subscription	$46,138	$44,455	1,683	3.8%
Gross margin, subscription	74.4%	80.2%	(5.8)%

Equipment sales	$25,929	$25,568	361	1.4%
Cost of equipment sales	23,074	23,849	(775)	(3.2)%
Gross profit, equipment(1)	$2,855	$1,719	1,136	66.1%
Gross margin, equipment	11.0%	6.7%	4.3%

Total gross profit	$81,581	$70,394	11,187	15.9%
Total gross margin	37.1%	35.9%	1.2%

(1) The Company's internal-use software assets and developed technology assets are not associated with transaction fees and equipment revenue.
(2) Amortization of internal-use software assets and developed technology assets. In March 2025, the Company recognized additional charges of $3.0 million, due to certain capitalized internal use software is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives.
Revenues. Total revenues increased by $24.0 million for the nine months ended March 31, 2025 compared to the same period in 2024. The increase in revenues is attributed to a $17.1 million increase in transaction fees, a $6.6 million increase in subscription fees and a $0.4 million increase in equipment sales.

The increase in transaction fees was primarily driven by increased average ticket items sold, increased average ticket price, increased processing volumes, and the acquisition Cheq, resulting in a 13.5% increase in total dollar volumes of transactions for the nine months ended March 31, 2025 relative to the prior year period.

Our subscription fees have increased 11.9% for the nine months ended March 31, 2025 compared to the same period in 2024 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base and an increase in our active devices compared to last year as well as the acquisition of SB Software and Cheq.

Equipment revenue increased slightly to $25.9 million for the nine months ended March 31, 2025, compared to $25.6 million for the prior year period.

Costs of sales. Costs of sales increased $8.7 million for the nine months ended March 31, 2025 compared to the prior year period. The increase in costs of sales was primarily due to a $8.7 million increase in transaction costs as a direct result of increased transaction processing fees corresponding with an increase in processing volumes, a $0.7 million increase in subscription costs, offset by the decrease in cost of equipment of $0.8 million.

Amortization. Amortization of internal-use software assets and developed technology assets increased $4.2 million for the nine months ended March 31, 2025 compared to the prior year period, primarily as a result of certain capitalized internal use software which is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives and amortization of intangibles from the acquisitions of Cheq and SB Software.

Gross margin. Total U.S. GAAP gross margin increased to 37.1% for the nine months ended March 31, 2025 from 35.9% for the nine months ended March 31, 2024. The increase was primarily a result of an increased transaction and equipment margins.

Operating Expenses

	Nine Months Ended March 31,		Change
Category ($ in thousands)	2025	2024	Amount	Percentage
Sales and marketing	$16,663	$14,256	$2,407	16.9%
Technology and product development	13,351	12,115	1,236	10.2%
General and administrative expenses	31,638	29,493	2,145	7.3%
Integration and acquisition expenses	(293)	1,078	(1,371)	(127.2)%
Depreciation and amortization	12,405	7,976	4,429	55.5%
Total operating expenses	$73,764	$64,918	$8,846	13.6%

Total operating expenses. Operating expenses increased 13.6% for the nine months ended March 31, 2025 compared to the same period in 2024. This is driven by increases in all categories other than integration and acquisition expenses. Total operating expense also increased as a result of the acquisitions of Cheq and SB Software. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $2.4 million for the nine months ended March 31, 2025 compared to the same period in 2024. Sales and marketing expenses increased $1.7 million due to advertising and trade show expenses, $0.3 million increase due to travel expenses, $0.1 million related to compensation expenses and $0.3 million in various other marketing expenses. Overall, these increases are due to investments being made to drive revenue both domestically and internationally.

Technology and product development. Technology and product development expenses increased by $1.2 million for the nine months ended March 31, 2025, due to $0.7 million increase in subscriptions and cloud hosting fees, a $0.6 million increase in compensation and benefits and a $0.1 million increase in travel expenses, offset by a $0.2 million decrease in other technology and product development expenses.

General and administrative expenses. General and administrative expenses increased by $2.1 million for the nine months ended March 31, 2025 compared to the same period in 2024. This is due to a $1.3 million smaller release in sales and use taxes reserves compared to the same period last year, $1.0 million due to compensation and benefits and $0.1 million in other general and administrative expenses. This is offset by a $0.3 million decrease in rent expense.

Integration and acquisition expenses. For the nine months ended March 31, 2025, the Company incurred integration and acquisition expenses associated with our acquisition of SB Software, however, these were offset by a $0.6 million decrease in the fair value of the contingent consideration. Integration and acquisition expenses for the nine months ended March 31, 2024 related to the acquisitions of 32M and Cheq.

Depreciation and amortization. Depreciation and amortization expenses were increased $4.4 million for the nine months ended March 31, 2025 compared to the prior year period, as a result of certain capitalized internal use software which is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives. Depreciation and amortization expenses also increased due to the amortization of intangibles from the acquisitions of Cheq and SB Software.

Other Expense, Net

	Nine Months Ended March 31,		Change
($ in thousands)	2025	2024	Amount	Percentage
Other income (expense):
Interest income	$1,213	$1,505	$(292)	(19.4)%
Interest (expense) income, net on debt and tax liabilities	(2,023)	(1,947)	(76)	(3.9)%
Other (expense) income, net	12	(158)	170	107.6%
Total other income (expense), net	$(798)	$(600)	$(198)	(33.0)%

Other expense, net. Other expense increased $0.2 million for the nine months ended March 31, 2025 as compared to the same period in 2024. The decrease in interest income of $0.3 million is primarily due to lower outstanding balances for our finance receivables. Our interest expense from debt and tax liabilities decreased $0.1 million primarily due to the reduction of the interest component of our sales tax liability. Other income (expense), net increased $0.2 million primarily due to foreign currency transactions.

Benefit from (provision for) income taxes

	Nine Months Ended March 31,		Change
($ in thousands)	2025	2024	Amount	Percentage
Benefit from (provision for) income taxes	$41,332	$(246)	$41,578	NM
NM The percentage change is not meaningful due to the valuation allowance release described below.

The income tax benefit for the nine months ended March 31, 2025, relates to the $42.2 million valuation allowance release, offset by state income and deferred taxes related to goodwill amortization for tax purposes. The income tax expense for the nine months ended March 31, 2024 were the result of state income and deferred taxes related to goodwill amortization for tax purposes.

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

We have provided below a reconciliation of U.S. GAAP gross profit to Adjusted Gross Profit and Adjusted Gross Margin for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Gross profit, transaction (GAAP)	$10,909	$9,108	$1,801	19.8%
Gross margin, transaction (GAAP)	24.8%	22.8%	2.0%

Gross profit, subscription (GAAP)	13,831	15,632	(1,801)	(11.5)%
Amortization (1)	5,357	1,541	3,816	247.6%
Adjusted Gross Profit, subscription (non-GAAP)	$19,188	$17,173	2,015	11.7%
Adjusted Gross Margin, subscription (non-GAAP)	90.7%	89.6%	1.1%

Gross profit, equipment (GAAP)	$1,264	$626	638	101.9%
Gross margin, equipment (GAAP)	12.3%	7.2%	5.1%

Total Adjusted Gross Profit (non-GAAP)	$31,361	$26,907	4,454	16.6%
Total Adjusted Gross Margin (non-GAAP)	41.6%	39.6%	2.0%

(1) Amortization of internal-use software assets and developed technology assets. In March 2025, the Company recognized additional charges of $3.0 million, due to certain capitalized internal use software is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives.

Total Adjusted Gross Margin (non-GAAP) was 41.6% for the three months ended March 31, 2025, from 39.6% for the three months ended March 31, 2024. The increase in Adjusted Gross Margin was driven by an increase in our subscription and transaction fee revenue due to increased transaction volumes.

	Nine Months Ended March 31,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Gross profit, transaction (GAAP)	$32,588	$24,220	8,368	34.5%
Gross margin, transaction (GAAP)	24.7%	21.1%	3.6%

Gross profit, subscription (GAAP)	46,138	44,455	1,683	3.8%
Amortization (1)	9,352	5,157	4,195	81.3%
Adjusted Gross Profit, subscription (non-GAAP)	$55,490	$49,612	5,878	11.8%
Adjusted Gross Margin, subscription (non-GAAP)	89.5%	89.5%	—%

Gross profit, equipment (GAAP)	$2,855	$1,719	1,136	66.1%
Gross margin, equipment (GAAP)	11.0%	6.7%	4.3%

Total Adjusted Gross Profit (non-GAAP)	$90,933	$75,551	15,382	20.4%
Total Adjusted Gross Margin (non-GAAP)	41.3%	38.6%	2.7%

(1) Amortization of internal-use software assets and developed technology assets. In March 2025, the Company recognized additional charges of $3.0 million, due to certain capitalized internal use software is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives.
Total Adjusted Gross Margin (non-GAAP) was 41.3% for the nine months ended March 31, 2025, from 38.6% for the nine months ended March 31, 2024. The increase in Adjusted Gross Margin was driven by an increase in our transaction fee revenue due to increased transaction volumes and increased in equipment sales.
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
Below is a reconciliation of U.S. GAAP net income to Adjusted EBITDA for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in thousands)	2025	2024	2025	2024

Net income	$49,156	$4,656	$57,702	$9,787
Less: interest income	(368)	(495)	(1,213)	(1,505)
Plus: interest expense (benefit)	39	(162)	2,023	1,947
Plus: income tax (benefit) provision	(41,904)	84	(41,332)	246
Plus: depreciation expense included in cost of sales for rentals	533	415	1,412	1,137
Plus: depreciation and amortization expense in operating expenses	6,367	2,493	12,405	7,976
EBITDA	13,823	6,991	30,997	19,588
Plus: stock-based compensation (a)	629	1,004	2,459	4,047
Plus: integration and acquisition (benefits) expenses (b)	(534)	907	(293)	1,078
Plus: auditor transition costs (c)	—	—	375	—
Plus: remediation expenses (d)	—	1,258	—	1,755
Plus: severance expenses (e)	—	26	—	26
Adjustments to EBITDA	95	3,195	2,541	6,906
Adjusted EBITDA	$13,918	$10,186	$33,538	$26,494
(a) We have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b) We have excluded benefits and expenses incurred in connection with business acquisitions as they do not represent recurring costs or charges related to our core operations.
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
(e) Consists of expenses incurred in connection with non-recurring severance charges related to work force reduction.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company's primary sources of capital available are cash and cash equivalents on hand of $46.3 million as of March 31, 2025 and the cash that we expect to be provided by operating activities by the Company.

Uses of Cash

The Company believes that its current financial resources will be sufficient to fund its current twelve-month operating budget from the date of issuance of these condensed consolidated financial statements. Our primary focus as part of our core operations to increase cash flow from operating activities is to prioritize collection efforts to reduce outstanding accounts receivable, utilize existing inventory to support equipment sales over the next year, focus on various operational efficiencies to improve overall profitability of the business and continue to grow our business both domestically and internationally.

Net cash used in operating activities

For the nine months ended March 31, 2025, net cash provided by operating activities was $10.9 million which is the result of our net income of $57.7 million, offset by non-cash operating adjustments of $23.3 million and $23.5 million of cash utilized by working capital accounts. The change in working capital was primarily driven by an increase in cash utilized by accounts payable and accrued expenses of $26.0 million, offset by a $9.5 million decrease in accounts receivable primarily due to cash collections. Increases in cash utilized by accounts payable and accrued expenses and as well as the collection of accounts receivable were primarily the result of the timing of payments made for transaction processing as March 31, 2025.

For the nine months ended March 31, 2024, net cash provided by operating activities was $13.5 million which reflects our net income of $9.8 million and non-cash operating charges of $18.5 million, partially offset by $14.8 million of cash utilized by working capital accounts. The change in working capital accounts was primarily driven by a $16.5 million increase in accounts receivable and a increase in accounts payable and accrued expenses of $8.5 million in the period. The increase in the accounts receivable balance as of March 31, 2024 was a result of increased sales during the nine months ended March 31, 2024 and the timing of the cash receipts compared to the prior year period.

Non-cash operating adjustments primarily consisted of the release of our income tax valuation allowance as described in Note 12, Income Taxes, offset by depreciation of property and equipment, amortization of our intangible assets, provisions for expected losses and stock-based compensation for the nine months ended March 31, 2025.

Net cash used in investing activities

Net cash used in investing activities was $23.0 million for the nine months ended March 31, 2025. We invested $11.9 million in property and equipment as the Company continued to focus on investing in innovative technologies and products, and increasing rental devices enrolled in the Company's Cantaloupe One program. Additionally, the Company invested $11.1 million through acquisitions.

Net cash used in investing activities was $13.9 million for the nine months ended March 31, 2024. We invested $9.2 million in property and equipment. Additionally, the Company invested $4.8 million through its CHEQ acquisition.

Net cash provided by financing activities

Net cash used in financing activities was $0.4 million and for the nine months ended March 31, 2025 which was primarily due to the amended and restated credit agreement, partially offset by debt repayments on the 2022 Amended JPMorgan Credit Facility and deferred cash consideration for the acquisition of Cheq, as described in Note 6 - Debt and Other Financing Arrangements. Net cash used in financing activities for the nine months ended March 31, 2024 was $0.3 million, which is primarily driven by debt repayments on the 2022 Amended JPMorgan Credit Facility.

CONTRACTUAL OBLIGATIONS

During the nine months ended March 31, 2025, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended June 30, 2024, other than the amendment to our debt agreement noted below.

As described in Note 6 - Debt and Other Financing Arrangements, in January 2025 we amended our debt agreement to defer the maturity date until January 2030 and increase our borrowing capacity.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on for the fiscal year ended June 30, 2024.

Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2025, we are exposed to market risk related to changes in interest rates on our outstanding borrowings described in Note 6 - Debt and Other Financing Arrangements. As of March 31, 2025, we have $39.5 million total outstanding borrowings, an increase of 100 basis points in SOFR Rate would result in a change in interest expense of $0.4 million per year.

We are also exposed to market risk related to changes in interest rates on our cash investments and foreign currency exchange rates. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of March 31, 2025.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2025.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to the Notes to condensed consolidated financial statements, Note 14 – Commitments and Contingencies in Part I, Item 1, of this Quarterly Report.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under disclosed in Item 1A in the Company’s Annual Report on for the fiscal year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of the Company's director or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024, (2) the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2025 and 2024, (3) the Condensed Consolidated Statements of Other Comprehensive Income for the three-month and nine-month periods ended March 31, 2025 and 2024, (4) the Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity for the three-month and nine-month periods ended March 31, 2025 and 2024, (5) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2025 and 2024, and (6) the Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025, is formatted as Inline XBRL and contained in Exhibit 101.
______________________________________
*     Filed herewith.
**    Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: May 8, 2025	/s/ Ravi Venkatesan
Ravi Venkatesan
Chief Executive Officer

Date: May 8, 2025	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer