Form 10-K
period 2025-06-30
CANTALOUPE, INC.
filed 2025-09-08
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which ended December 31, 2024, was $562.9 million.
As of September 2, 2025, there were 73,368,777 outstanding shares of common stock, no par value.

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
FORWARD-LOOKING STATEMENTS
This Annual Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of Cantaloupe, Inc. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected include, for example:
•disruption to our business caused by the acquisition of us by 365 Retail Markets, LLC (“365 Retail Markets”);
•our ability to consummate the transaction with 365 Retail Markets within the contemplated timeframe, or at all, including risks and uncertainties related to securing the necessary regulatory approvals and the satisfaction of other closing conditions;
•the impact on our stock price, business, financial condition and results of operations if the proposed transaction with 365 Retail Markets is not consummated;
•costs, charges and expenses relating to the proposed transaction with 365 Retail Markets;
•proceedings, including litigation that seeks to prevent the proposed transaction with 365 Retail Markets from being consummated within the contemplated timeframe, or at all;
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
•risks and uncertainties associated with our expansion into and our operations in Europe, Mexico and other foreign markets, including general economic conditions, policy changes affecting international trade (including the imposition of new tariffs, or changes and adjustments to existing tariffs), political instability, inflation rates, recessions, sanctions, foreign currency exchange rates and controls, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, armed conflict, war, and other economic and political factors;
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

Item 1. Business.
OVERVIEW

Cantaloupe, Inc. (Nasdaq: CTLP) is organized under the laws of the Commonwealth of Pennsylvania. We are a global technology leader powering self-service commerce. Cantaloupe offers a comprehensive suite of solutions including micro-payment processing, self-checkout kiosks, mobile ordering, connected point-of-sale ("POS") systems, and enterprise cloud software. Handling more than a billion transactions annually, our solutions enhance operational efficiency and consumer engagement across sectors like food & beverage markets, smart automated retail, hospitality, entertainment venues, laundromats and more. Committed to innovation, we aim to drive advancements in digital payments and business optimization, serving 34,896 customers in the United States, United Kingdom, European Union countries, Australia, and Mexico.

Our revenue streams consist of subscription, transaction processing and equipment sales. We derive the majority of our revenues from subscription and transaction fees resulting from transactions on, as well as connectivity and telemetry services provided by, our cashless devices, Seed™ software, Cantaloupe Go software, Cheq software (acquired in February 2024), SB Software (acquired in September 2024), and our API services used via our Seed API (formerly known as Quick Connect) product. These services include digital payment processing, loyalty programs, inventory management, route logistics optimization, warehouse and accounting management, intelligent merchandising, digital advertising, mobile ordering, and more. Devices and POS terminals operating on the Company’s platform and using our services include those resulting from the sale, finance or a monthly bundled subscription (Cantaloupe ONE program) of our POS electronic payment devices and checkout kiosks, telemetry devices, certified payment software or the servicing of similar third-party installed POS terminals and telemetry devices. The majority of customers pay a monthly service fee plus a blended percentage rate on transaction volumes. Transaction fees on volumes processed through our payment devices and POS systems are the most significant driver of our revenues.

Merger with 365 Retail Markets, LLC

On June 15, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 365 Retail Markets, Catalyst Holdco I, Inc. (“Holdco”), Catalyst Holdco II, Inc. (“Holdco II”) and Catalyst MergerSub Inc. (“Merger Sub”). Subject to the terms and conditions of the Merger Agreement, 365 Retail Markets has agreed to acquire the Company in an all-cash transaction for $11.20 per share of common stock, without interest (the “Merger Consideration”). Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned, indirect subsidiary of 365 Retail Markets. Upon the consummation of the Merger, Cantaloupe will cease to be a publicly traded company.

We have agreed to various customary covenants and agreements in the Merger Agreement, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements.

On September 4, 2025, the Company held a special meeting of shareholders, where shareholders approved a proposal to approve and adopt the Merger Agreement, including the Merger. Assuming timely satisfaction of the remaining necessary closing conditions, including the receipt of required regulatory approvals, we expect that the Merger will be completed in the second half of calendar year 2025. Upon consummation of the Merger, our common stock will be delisted from The Nasdaq Stock Market LLC and deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Additional information about the Merger is set forth in our Current Report on Form 8-K filed with the SEC on September 4, 2025, and our definitive Proxy Statement on Schedule 14A filed with the SEC on July 24, 2025 (the "Definitive Proxy Statement").

THE INDUSTRY

We offer a variety of solutions for self-service commerce, which enable the acceptance of digital payments and allow our customers to simplify inventory, analytics, warehouse, logistics, and back-office management. We believe the following industry trends are driving growth in demand for digital payment systems and advanced logistics management both in general and within the specific markets we serve:

•Increased adoption of cashier-less models via vending machines, self-service kiosks, automated stores, and mobile ordering to meet demand for and more use of fast, simple and seamless digital purchase and payment experiences;

•Rising consumer demand for transaction convenience, safety, and security, as evidenced by the growth in digital payment adoption, especially contactless payments; and

•Ongoing labor challenges and inflation drive increased utility of actionable operational business intelligence from new technologies like machine learning and artificial intelligence ("AI") to drive operational efficiencies and operational transparency through modern, cloud-based logistics and inventory management solutions.

Cashier-less stores that minimize or remove human intervention have shifted consumer expectations on retail shopping experiences. Retailers are also finding that self-service helps them respond to the ongoing labor challenges and inflation costs they are facing while also appealing to changing consumer habits who are eager to use self-checkout solutions.

OUR SOLUTION
We aim to transform self-service commerce by offering one integrated solution for payments processing, logistics, and back-office management. Our platform is designed to increase consumer engagement and sales revenue through digital payments, digital advertising, and customer loyalty programs, while providing retailers with control and visibility over their operations and inventory. As a result, customers can run their businesses more proactively, predictably, and competitively. We offer customers several different ways to connect and manage their distributed assets. These range from our cashless hardware, both attended and self-checkout kiosks, our Seed platform, our Cantaloupe Go platform, our Cheq platform, SB Software, and API services via Seed API. Our platform is designed to transmit payment information from our customers’ POS terminal or locations for payment processing, process sales and performance data to optimize assets, and generate reports which provide greater control and visibility to our customers. Through our platform, we enable customers to easily manage assets, make changes, and push updates all remotely, ensuring they run as efficiently as possible.

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

Our SB Software platform includes industry-leading Vendmanager and Coffeemanager software solutions that are designed and built for the U.K. and E.M.E.A. vending operator. This platform not only provides efficient business management tools, inventory tracking, routing and logistics, but provides data analytics and reporting to help customers better run their vending, coffee and micro market business.

Our hardware is available for customers through purchase, finance, or subscription with our new Cantaloupe ONE Platform.

•Our G11 Cashless Kit and G11 Pulse Kit are 4G LTE digital payment devices that enable faster processing and enhanced functionality for payment and consumer engagement applications. They support functionality that requires higher speeds and large data loads, operate on the AT&T and Verizon networks, and have built-in near field communication "NFC" (contactless) support for mobile payments, traditional credit and debit cards, in addition to EMV- contactless. The G11 Pulse Kit also includes functionality which simulates a coin drop using a pulse adapter interface. These devices are currently available in the United States and Canada.

•Our G11 Chip Kit is a digital reader that accepts contact EMV (chip cards) and contactless EMV (tap) payment methods, along with other standard forms of digital payments that include credit/debit card, and mobile wallet. The reader functions with the existing G11 telemeter and reports into the Seed platform similar to a G11 Cashless Kit (see below for a description of the Seed platform). This device is currently available in the United States and Canada.

•Our Engage Series, which includes the Engage, Engage Combo, and the Engage Pulse designed specifically for the amusement and entertainment market, are our next generation of digital touchscreen devices designed to provide retailers the ability to captivate consumers in new ways and enables truly frictionless purchasing. The Engage Series offers networking, security and interactivity, including acceptance of contact EMV (chip cards) and contactless EMV (tap) payment methods. The devices can be fitted in a range of hardware configurations, including vending, kiosks, amusement parks, and more.

•Our P Series, which include the P66, P100, P100Pro and P30, are our card touchscreen card readers that support the U.K./E.M.E.A. and MX/LAC markets. Based on various in-country features, these devices are equipped with digital touch screens and can easily accept all major forms of payments in the countries in which they serve today. The P30 is also used as the primary payment terminal in the United States for our Cooler Cafe solution. All devices offer 4G LTE connectivity and ability to accept contactless EMV payments.

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

•The Smart Store Go Micro kiosk, which is Cantaloupe's newest self-service micro market kiosk, designed with affordability, versatility and seamless management in mind. Its compact footprint, integrated barcode scanner and five-inch touchscreen provide a seamless checkout experience for consumers and enables operators to manage all their markets regardless of size.

•The Cantaloupe Smart Aisle is a frictionless retail experience that operates without an attendant, relying instead on 3D cameras, and weighted-shelf technology to analyze motion and keep track of transactions. Customers provide a payment method to enter, and while inside they can grab any item, which is added to their virtual cart in real time. Customers verify their cart before leaving, and the transaction is completed and payment method charged upon exit.

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

Consumers are expecting more from their shopping experience, with access to buy what they want, when they want, with the ability to pay with any shape or form of digital currency. This has led to a multitude of new devices on the market that enable a more engaging experience at the POS. In addition, micro markets are becoming larger growth sectors in the convenience services industry, with many competitors. While we believe we have a strong competitive offering that positions us favorably in software services for self-service industry, competitors are entering the market with modernized back-end systems that are focused on the user interface along with real-life product planogram possibilities.

MARKETS WE SERVE
While the below key verticals represent only a fraction of our total market potential, these are the areas where we have seen the most traction to date.

OUR GROWTH OPPORTUNITY

Our primary objective is to continue enhancing our position as a leading provider of technology powering self-service commerce. Our vertically integrated solutions are designed to fuel growth by offering payment processing, enterprise cloud software, IoT technology, as well as kiosk and POS innovations that serve a variety of locations such as vending, micro markets and smart retail, entertainment venues and festivals, EV charging stations, laundromats, metered parking terminals, amusement and entertainment venues, IoT services and more. Key elements of our strategy are to:

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

Expand into Micro Markets and Smart Stores. With our Cantaloupe Go platform, we are expanding the growing vertical of micro markets and smart stores both in near-vending channels as well as adjacent verticals. We differentiate ourselves by providing a single platform to manage consumer and operational aspects of micro markets and smart stores, while also integrating multiple service providers for flexibility and ultimate ease to our customers.

Capitalize on Opportunities in International Markets. With the acquisitions of Three Square Market in December 2022 and SB Software in September 2024, as well setting up operations in Mexico, we believe we are well positioned to expand across Mexico and Europe, while focusing on increasing market share in the United States. We are focused on continuing to grow our self-checkout micro market kiosks in these regions while also leveraging our Seed platform to optimize a customer’s vending and micro market business. Along with POS terminals, Smart Markets, Cantaloupe Go platform and Seed platform, we’ll establish a presence in cashless payment devices to give a one-stop-shop for our customers. In order to do so, we have dedicated sales resources to spearhead international opportunities, support implementation, and customer success.

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

IMPORTANT RELATIONSHIPS

Our most important relationships are with our 34,896 customers, which are governed by services agreements that provide for terms and conditions of purchase, rental, subscription or lease of the devices, licensing of our solutions, and processing services. Under the terms, we typically collect our fees from settled funds, including activation fees, monthly service fees, and transaction processing fees. Our relationships with certain large customers are governed by customized terms and conditions contained within individually negotiated services agreements.

In addition to our customer relationships:
•We maintain broad and long-standing relationships with card industry associations. From time to time, we enter into short-term incentive and promotional agreements with the card industry counterparties.
•We maintain close relationships with domestic wireless telecommunications carriers with which we have long-term bespoke pricing and support terms.
•We have long-term agreements with our payment processors, each of which is seamlessly integrated with our products and customers.
•We have established reseller relationships with select solutions providers for add-on features and services within our traditional offerings.

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
Our internal processes are centered around quality assurance of materials and testing of finished goods received from our contract manufacturers.
We are continually monitoring and evaluating manufacturing partners to accommodate our growth objectives while minimizing risks of disruption within our supply chain operations.

TRADEMARKS, PROPRIETARY INFORMATION, AND PATENTS
The Company owns US federal and foreign registrations for the following trademarks and service marks: Because Machines Can’t Cry For Help®, Blue Light Sequence (design only) BUSINESS EXPRESS®, CANTALOUPE®, Cantaloupe circle logo (design only), Cantaloupe Systems®, Cantaloupe Systems & design (Cantaloupe circle logo), CM2IQ®, COMPUVEND®, COOLER CAFE®, EnergyMiser®, ePort®, EPORT CONNECT®, INTELLIGENT VENDING®, PICK-EASY®, PICK-EASY & design, RETAIL RENEGADES®, ROUTEMASTER®, SEED®, seed & design, SEED OFFICE®, TSM SMART LOCK®, VendPro®, VM2IQ®, YOKE®.

Much of the technology developed or to be developed by us is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, we have entered into confidentiality agreements with our key employees.

As of June 30, 2025, 143 patents have been granted to or acquired since our inception in 1992. Of the 143 patents, 49 are still in force as of June 30, 2025. Our patents expire between 2025 and 2045. To the extent renewable, we intend to renew these patents. We will pursue intellectual property protection to the extent we believe it would be beneficial and cost-effective.

ACTIVE DEVICES AND ACTIVE CUSTOMERS

In order to present meaningful information on our business, we report "Active Devices" and "Active Customers". Active Devices are devices that have communicated with us or have had a transaction in the last twelve months. Included in the number of Active Devices are devices that communicate through other devices that communicate or transact with us. For example, a self-service retail location that utilizes an ePort cashless payment device as well as Seed management services constitutes only one device. We define Active Customers as all customers with at least one active device.

We had 34,896 Active Customers and 1.28 million Active Devices connected to our service as of June 30, 2025 compared to 31,466 Active Customers and 1.22 million Active Devices as of June 30, 2024.

HUMAN CAPITAL MANAGEMENT

As of June 30, 2025, we had 358 full-time employees compared to 359 full-time employees as of June 30, 2024. This represents a headcount decrease of less than 1% over prior fiscal year. The headcount aligns with our overall objective to focus on growth both domestically and internationally and enables us to invest in innovative technologies and products and increase marketing spend to penetrate new and existing customers. We seek employees who share a passion for our technology and its ability to improve our customers’ businesses.

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

Item 1A. Risk Factors.

The risks and uncertainties described below are not the only ones we face. There may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. The occurrence of any of these risks could materially adversely affect our business, financial condition, results of operations and cash flows. Accordingly, you should carefully consider the following risk factors, as well as other information contained in or incorporated by reference in this Annual Report.

Risks related to our pending Merger with 365 Retail Markets, LLC

The pendency of the Merger may result in disruptions to our business.

On June 15, 2025, we entered into the Merger Agreement with 365 Retail Markets, Holdco, Holdco II and Merger Sub, pursuant to which, subject to the terms and conditions thereof, we will be acquired by 365 Retail Markets in an all-cash transaction. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and prohibits us, without 365 Retail Markets’ consent, from taking certain specified actions until the Merger has been consummated. These prohibitions may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

Further, in connection with the Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may adversely affect our ability to attract and retain key personnel. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger, and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.

The Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The Merger may place a significant burden on management and internal resources. It may also divert management’s time and attention from the day-to-day operation of our businesses and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable regardless of whether or not such transaction is consummated.

Any of the foregoing could materially and adversely affect our business, our financial condition and our results of operations and prospects.

The Merger may not be consummated within the intended timeframe, or at all, and the failure to consummate the Merger will adversely affect the market price of our common stock and could adversely affect our business, results of operations and financial condition.

There can be no assurance that the Merger will be consummated within the intended timeframe, or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino ("HSR") Antitrust Improvements Act of 1976, as amended (the “HSR Act”).

Subject to the satisfaction or, to the extent permitted by law, waiver of requisite closing conditions, including the expiration or termination of the requisite statutory waiting period under the HSR Act described below, the Company currently expects the Merger to be completed in the second half of calendar year 2025. However, there can be no assurance that the remaining closing conditions will be satisfied (or waived, if applicable), and if all closing conditions are satisfied (or waived, if applicable), we can provide no assurance that the Merger will be consummated promptly or at all. There may be a significant or longer than expected time period between the approval of the Merger by our shareholders on September 4, 2025 and the closing of the Merger, due to the timing of required regulatory approvals, satisfaction of other closing conditions, or other factors, including those described herein.

For instance, at any time before the effective time of the Merger, notwithstanding the expiration or termination of the waiting period under the HSR Act, the Federal Trade Commission, the Antitrust Division of the Department of Justice, or any state could take action under antitrust laws as it deems necessary or desirable in the public interest with respect to the Merger, including seeking to enjoin the completion of the Merger, to rescind the Merger, or to conditionally approve the Merger upon the divestiture of assets, or to impose restrictions on the our operations or the operations of 365 Retail Markets following the completion of the Merger. Private parties may also seek to take legal action under the antitrust laws under certain circumstances. There can be no assurance that the Merger will not be challenged on antitrust grounds or, if such a challenge is made, that the challenge will not be successful.

The Merger is complex in nature, and unanticipated developments, including among other things, changes in law, the macroeconomic environment, market conditions, regulatory or geopolitical conditions, may affect our, or 365 Retail Market’s ability to close the Merger as currently expected and within the anticipated timeframe.

If the Merger is not consummated within the intended timeframe or at all, we may not realize some or all of the expected benefits of the Merger or may realize them on a different timeline than expected. The price of our common stock could significantly decline if the Merger is not consummated within the intended timeframe or at all. In addition, some costs related to the Merger must be paid whether or not the Merger is consummated, as we have already incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. If the Merger is not consummated within the intended timeframe or at all, we may also experience negative reactions from our investors, customers, partners, suppliers, and employees. Along with transaction costs and fees, the Merger has required and will continue to require the attention and resources of our management team. If the Merger is not consummated within the intended timeframe or at all, our management team’s attention and resources will have been diverted from other uses with little to no additional benefit to the Company.

We have in the past, and may again in future, become subject to lawsuits relating to the Merger, which could adversely affect our business, financial condition and operating results.

We and/or our respective directors and officers have in the past, and may again in the future, become subject to lawsuits relating to the Merger. Such litigation is very common in connection with acquisitions of public companies, regardless of the merits of the underlying acquisition.

For instance, as previously disclosed, following the filing of our Preliminary Proxy Statement on Schedule 14A with the SEC on July 11, 2025 and the Definitive Proxy Statement (the “Proxy Statements”) in connection with the Merger, we received certain complaints and demand letters on behalf of purported Cantaloupe shareholders alleging deficiencies regarding the disclosures contained in the Proxy Statements. These complaints (the “Complaints”) asserted individual claims against the Company and the members of our board of directors for negligent misrepresentation and concealment and negligence, based upon information included in or omitted from the Proxy Statements. The Complaints sought, among other relief, an injunction enjoining the defendants from consummating the Merger unless we disclose the material information allegedly omitted from the Proxy Statement, rescission of the Merger in the event it is consummated without our disclosure of the material information allegedly omitted from the Proxy Statement and an award of costs, including attorneys’ and experts’ fees and expenses. In addition, we have received certain demand letters (the “Demand Letters”) alleging deficiencies regarding the disclosures contained in the Proxy Statements.

While we believe that the disclosures set forth in the Proxy Statements fully comply with all applicable law and deny the allegations set forth in the Complaints and Demand Letters, in order to moot the purported shareholders’ disclosure claims, to avoid nuisance and possible expense and disruption to the Merger and to provide additional information to our shareholders, on August 22, 2025, we filed additional supplemental proxy materials with the SEC, containing supplemental disclosures.

While we will evaluate and defend against the foregoing any similar actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation, including potential delays to the Merger, could have an adverse effect on our business, financial condition and operating results.

Risks related to our business

General economic, market or business conditions unrelated to our operating performance, including global supply chain disruptions and inflationary pressures and tariffs could adversely affect our business and results of operations.
The global payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, spending, and discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate, supply chain disruptions, geopolitical conflicts, political uncertainty, inflationary pressure, tariffs, elevated interest rates or interest rate fluctuations such as those that occurred recently, may adversely affect our financial performance by reducing the number or active devices, active customers and total number of transactions using our payment solutions.
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
Impacts of widespread inflation and tariffs could negatively affect our industry.

Our own costs, including labor, hardware, services, technology providers, and other variable expenses could be impacted by severe, widespread or continuing inflation and the levying of tariffs. Our customer base includes many small businesses, some of which operate on tight margins. Our customers may not successfully navigate a rising cost environment, causing collection issues or bankruptcies. Inflation could seriously erode the discretionary buying decisions of consumers, impacting size of purchases or volumes at our unattended points of sale.
We only recently began to be profitable and if we incur losses in the future, the price of our shares can be expected to fall.
We experienced losses from inception through June 30, 2012, and from fiscal year 2015 through fiscal year 2022. For fiscal years 2025, 2024 and 2023, we recognized net income of $64.5 million, $12.0 million and $0.6 million, respectively. Despite recent profitability, there can be no assurance that we will continue to be profitable in the future. Accordingly, we may be required to use our cash and cash equivalents on hand and may raise capital to meet cash flow requirements including the issuance of common stock or debt financing. Additionally, if we incur losses in the future, the price of our common stock can be expected to fall.

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

Substantially all of our customers may terminate their services with us for any or no reason by providing us with thirty days' advance notice, subject to early termination fees. Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, outages, defects, or other issues with our products or services or competition in the marketplace could cause us to lose a substantial number of our customers with minimal notice. If a substantial number of our customers were to exercise their termination rights, it would result in a material adverse effect to our business, operating results, and financial condition.

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

We may, from time-to-time, outsource engineering work related to the design, development, and operations of our products and services, typically to save money and gain access to additional engineering resources. We have worked, and expect to work in the future, with companies located in jurisdictions outside of the U.S., including, but not limited to Sweden, Romania, Columbia, Russia, Ukraine, India and Bangladesh. If we are unable to properly manage and oversee the outsourcing of engineering and other work to third parties located internationally that operate under different laws and regulations than those in the U.S., we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents and trade names. Additionally, instead of saving money, we could in fact incur significant additional costs because of inefficient engineering services and poor work product, which could harm our business, financial results, reputation, and brand.

The loss of one or more of our key customers could significantly reduce our revenues, results of operations, and reduce net income.
We have derived, and believe we will continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Customer concentrations for the years ended June 30, 2025, 2024 and 2023 were as follows:

	For the year ended June 30,
Single customer	2025	2024	2023
Total revenue	10%	9%	12%
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

Geopolitical conflicts, including the conflict between Russia and Ukraine and the conflicts between Israel and Hamas and Israel and Iran, may adversely affect our business and results of operations.

While we do not currently have employees, customers or corporate offices in impacted areas, we have worked, and expect to work in the future, with companies located in jurisdictions outside of the U.S., including, but not limited to Ukraine. In addition, we are focused on international expansion. As a result, our operations and international expansion efforts could be impacted by economic, political and other conditions resulting from the current conflict between Russia and Ukraine and the conflicts between Israel and Hamas and Israel and Iran, which could, among other things, lead to a reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation, volatility in global financial markets, increased cyber disruptions or attacks, higher supply chain costs and increased tensions between the United States and countries in which we operate, which could result in charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses, and could adversely affect our financial position and results of operations. To the extent the Russia-Ukraine conflict or the Israel-Hamas and Israel-Iran conflicts adversely affects our business, it may also have the effect of heightening many other risks disclosed in this Annual Report, any of which could have a material adverse effect on our business and results of operations.

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
As of June 30, 2025, the United States Government and other countries have granted us 143 patents, of which 49 are still in force. Our patents expire between 2024 and 2038. There can be no assurance that we will be able to successfully renew any of these patents following their expiration. We also have a number of pending patent applications, and will consider filing applications for additional patents covering aspects of our future developments, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. There can be no assurance that:
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

At June 30, 2025, we had a net working capital surplus of $70.5 million and cash and cash equivalents of $51.1 million. We had net cash provided by operating activities of $20.3 million, $27.7 million, and $14.2 million for fiscal years ended 2025, 2024, and 2023, respectively. We may need additional funds to continue these operations. We may also need additional capital to respond to unusual or unanticipated non-operational events. Should the financing that we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and future prospects.

Failure to comply with any of the financial covenants under the Company’s debt facilities could result in an event of default which may accelerate our outstanding indebtedness or other obligations and have a material adverse impact on our business, liquidity position and financial position.

We are party to an amended and restated credit agreement with JPMorgan Chase Bank, N.A. and Capital One, N.A. which provides for a $30 million secured revolving credit facility (as amended, the “2025 Revolving Facility”) and a $40 million secured term facility (as amended, the “2025 Secured Term Facility”) and a $30 million secured delayed draw term loan facility (the "Delayed Draw Term Loan Facility", and together with the 2025 Revolving Facility and 2025 Secured Term Facility, the “2025 Credit Facility”).

The 2025 Credit Facility has a five-year maturity and includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires the Company to maintain a total leverage ratio of not more than 3.50 to 1.00 on the last day of any fiscal quarter. However, if a material acquisition occurs, the Company is required to maintain a total leverage ratio not greater than 4.00 to 1.00 on the last day of the fiscal quarter for the next four fiscal quarters following the material acquisition. The second financial covenant does not permit the Company to have a fixed charge coverage ratio of less than 1.15 to 1.00 for four consecutive fiscal quarters.

We were in compliance with its financial covenants as of June 30, 2025. Failure to comply with the foregoing financial covenants, if not cured or waived, will result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owed under the 2025 Credit Facility and could have a material adverse impact on our business, liquidity position and financial position.

We cannot be certain that our future operating results will be sufficient to ensure compliance with the financial covenants in the 2025 Credit Facility or to remedy any defaults. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make the accelerated payments required under the 2025 Credit Facility.

Upon the consummation of the Merger, our 2025 Credit Facility will be paid off in full. However, there can be no assurance that the Merger will be consummated within the anticipated timeline or at all. For additional discussion regarding our risks related to the Merger, see the risks described under the caption “Risks related to the Merger” in this Annual Report. In the event our indebtedness under the 2025 Credit Facility is not repaid in connection with the consummation of the Merger, our indebtedness exposes us to certain risks, including those risks set forth above.
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

We could be subject to claims and lawsuits, which could require significant additional management time and attention, result in significant additional legal expenses or result in government enforcement actions.

Litigation, investigation or other actions that may be filed or initiated against us may be time consuming and expensive. We cannot predict what losses we may incur in these matters, and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to these matters.

Any legal proceedings, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm, and will likely involve significant defense and other costs. Further, our insurance may not cover all claims that have been or may be brought against us, and insurance coverage may not continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could materially adversely affect our business, prospects, results of operations and financial condition.

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

We have identified material weaknesses in our internal controls in the past, including as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023. We have also previously restated certain of our consolidated financial statements (most recently in February 2020 for the fiscal period ended September 20, 2019). We may identify additional material weaknesses or significant deficiencies in our internal controls in the future. If any such control deficiencies occur in the future, we may not detect errors on a timely basis and our financial statements could be materially misstated. As a result, we may be forced to restate our financial statements and take other actions which will take significant financial and managerial resources, as well as be subject to fines and other government enforcement actions. A restatement of our financial results could, among other potential adverse effects, impact our ability to timely file our periodic reports until the restatement is completed. In addition, investors could lose confidence in the accuracy and completeness of our financial reports, which could negatively affect the market price of our common stock, perhaps significantly. In addition, we could become subject to investigations, litigation or disputes with stockholders, which could have an adverse impact on our business.

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

Our articles of incorporation provide that upon a merger or sale of substantially all of our assets or upon the disposition of more than 50% of our voting power, the transaction will be treated as a liquidation if approved by the holders at least 50% of the preferred stock. Upon our liquidation, the holders of our preferred stock are entitled to receive a liquidation preference prior to any distribution to the holders of common stock which, as of June 30, 2025 was approximately $23.3 million, inclusive of accrued dividends. No dividend may be paid on our common stock until all accumulated and unpaid dividends on our preferred stock have been paid.
In addition, in accordance with the terms of the Merger Agreement, the Company expects to redeem, immediately prior to the effective time of the Merger, all shares of our Series A Preferred Stock that are issued and outstanding as of the closing of the Merger. Following such redemption, the shares of our Series A Preferred Stock will be canceled for no consideration at the effective time of the Merger. However, there can be no assurance that the Merger, and therefore the redemption of our Series A Preferred Stock, will be consummated within the anticipated timeline or at all.

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

Our program is designed to guide our practices which are based on relevant industry frameworks and laws. This program consists of policies and procedures designed to manage material risks from cybersecurity threats, including training requirements, threat monitoring and detection and threat containment and risk assessments. Additionally, we leverage third-party firms to conduct routine external and internal penetration testing to emulate the common tactics and techniques of cyber threat actors and have processes to address identified vulnerabilities, although it may take time to mitigate or manage such vulnerabilities. The results of this testing are included in the Company's SOC report. Further, we also carry cyber security insurance, which is renewed annually and covers cyber events and business interruption. We closely monitor costs of breaches within the industry in an effort to ensure that our coverage is sufficient to address all reasonably foreseeable threats and levels of risk.

We have an Incident Management Policy ("IMP") and Incident Response Plan ("IRP") which helps enable us to quickly detect, respond to, and recover from third-party malicious attacks and potential security incidents. This plan includes formal steps to review incidents and implement improvements, including steps to involve the CISO and CTO as appropriate.

Oversight

Our Information Security Program is overseen by our Chief Information Security Officer (“CISO”), who reports to our Chief Technology Officer (“CTO”). Our CISO oversees the third-party consultants who help assess our security controls and penetration testing previously described. The CTO provides oversight, leadership and direction for data risks, technology risks and information security risks. Our CISO leads the Cybersecurity organization and has the overall responsibility of implementing its strategy and objectives to build a strong cyber engineering function.

Our CISO has over 20 years of information technology experience with specialization in information security and risk management. Our CISO has industry recognized certifications including Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), Payment Card Industry Professional (PCI ISA & PCIP). Our CISO has worked in various information security roles at other large publicly traded companies.

The CISO and CTO report to the Board of Directors who have ultimate responsibility in overseeing enterprise risks, including cybersecurity threats.

Item 2. Properties.
Our current headquarters are located at 101 Lindenwood Drive, Malvern, Pennsylvania. All of our current locations are leased and expire in varying years outlined below. All of our leased facilities are used for corporate functions, product development, sales, and other purposes. We believe our existing facilities are sufficient for our current and future needs. The Company also leases other small facilities on a short term basis which are not included in the table below.

Location	Approximate Monthly Base Rent	Lease Expiration	Approximate Size
Atlanta, Georgia	$38,000 - $44,000	July 2029	15,300 sq. ft.
Malvern, Pennsylvania	$65,000 - $85,000	March 2035	27,000 sq. ft.
Denver, Colorado(1)	$45,000 - $53,000	December 2026	16,700 sq. ft.
River Falls, Wisconsin	$35,000	November 2027	36,100 sq. ft.

(1) This office space location is no longer utilized by the Company and has been sub-leased.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on The NASDAQ Global Market under the symbol “CTLP”. As of September 2, 2025, there were 436 holders of record of our common stock and 203 record holders of the preferred stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.
The holders of the common stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s common stock or preferred stock. No dividend may be paid on the common stock until all accumulated and unpaid dividends on the preferred stock have been paid. As of June 30, 2025, accumulated unpaid preferred stock dividends amounted to approximately $19.4 million. The preferred stock is also entitled to a liquidation preference over the common stock. As of June 30, 2025, the liquidation preference was approximately $23.3 million, inclusive of the $19.4 million unpaid dividends.
PERFORMANCE GRAPH
The following graph shows a comparison of the 5‑year cumulative total shareholder return for our common stock with The US Small-Cap Russell 2000® Index and the S&P 500 Information Technology Index in the United States. The graph assumes a $100 investment on June 30, 2020 in our common stock and in the Small-Cap Russell 2000® Index and the S&P 500 Information Technology Index, including reinvestment of dividends.
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
COMPARISON OF 5‑YEAR CUMULATIVE TOTAL RETURN
Among Cantaloupe, Inc., The US Small-Cap Russell 2000® Index, and The S&P 500 Information Technology Index

Five Year Total Return
300
250
200
150
100
50
Total Return per Share (in dollars)
2020
2021
2022
2023
2024
2025
Fiscal Year Ended June 30,
Cantaloupe, Inc.
US Small-Cap Russell 2000 Index
S&P 500 Information Technology Index

Total Return For:	Jun-20	Jun-21	Jun-22	Jun-23	Jun-24	Jun-25

Cantaloupe, Inc.	$100	$169	$80	$114	$94	$157
US Small-Cap Russell 2000® Index	$100	$160	$119	$131	$142	$151
S&P 500 Information Technology Index	$100	$141	$121	$168	$238	$271
The information in the performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act of 1934, as amended, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such a filing. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report, as well as the discussion under “Item 1A. Risk Factors.” For further discussion of the business, industry, our products and services, competitive strengths, and growth strategy, see “Item 1. Business.” Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended June 30, 2025 and June 30, 2024. Discussion of fiscal year 2024 items and the year-over year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended June 30, 2024 and June 30, 2023 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was previously filed with the SEC on September 10, 2024.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Furthermore, the period-over-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future.
OVERVIEW OF THE COMPANY

We are a global technology leader powering self-service commerce. We offer a comprehensive suite of solutions including micro-payment processing, self-checkout kiosks, mobile ordering, connected POS systems, and enterprise cloud software. Handling more than a billion transactions annually, our solutions enhance operational efficiency and consumer engagement across sectors like food & beverage markets, smart automated retail, hospitality, entertainment venues, laundromats and more. Committed to innovation, we aim to drive advancements in digital payments and business optimization, serving 34,896 customers in the U.S., U.K., EU countries, Australia, and Mexico.
Our fiscal year ends June 30. We generate revenue in multiple ways. For the fiscal year ended June 30, 2025, we derived approximately 59% of our revenue from transaction fees, 28% from subscription fees, and approximately 13% from equipment sales. Active Devices on our service include POS electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Customers can obtain POS electronic payment devices from us in the following ways:
•purchasing devices directly from the Company or one of its authorized resellers;
•financing devices under the Company’s QuickStart Program, which are non-cancellable 60-months sales-type leases directly from the Company; and
•renting devices under the Company's Cantaloupe ONE program, which are typically 36-months duration agreements.

Recent Developments

Merger with 365 Retail Markets, LLC

On June 15, 2025, we entered into the Merger Agreement with 365 Retail Markets, Holdco, Holdco II and Merger Sub. Subject to the terms and conditions of the Merger Agreement, 365 Retail Markets has agreed to acquire the Company in exchange for the Merger Consideration. Upon the consummation of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. The Merger is expected to close in the second half of calendar year 2025, subject to customary closing conditions, including the receipt of required regulatory approvals.

One Big Beautiful Bill Act

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

Highlights
Highlights of the Company for the fiscal year ended June 30, 2025 are below:

•Revenues of $303 million, an increase of 13% year over year, led by higher transaction and subscription fees revenue.

•$3.4 billion in dollar volume of transactions for the year ended June 30, 2025 compared to $3.0 billion for the year ended June 30, 2024, an increase of $0.4 billion, or 13%.

•1.28 million Active Devices as of June 30, 2025 compared to 1.22 million as of June 30, 2024, an increase of approximately 57 thousand Active Devices, or 5%.

•34,896 Active Customers to our service as of June 30, 2025 compared to 31,466 as of June 30, 2024, an increase of 3,430 Active Customers, or 11%.

•We acquired SB Software, which is in the business of vending and coffee management in the U.K. The acquisition enhances Cantaloupe's operational capabilities and market reach in Europe.

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

•In January 2025, we held our annual user conference, Cantaloupe University, in Miami, Florida, where we showcased our latest technologies and provided two days of training and education around our entire platform and suite of products.

•In February 2025, we collaborated with Fundbox to launch Cantaloupe Capital, which provides small businesses with streamlined access to capital for expansion through equipment investments and flexible access to cash flow.

•In April 2025, we launched Go Micro, the industry's most affordable and versatile self-service micro market kiosk. The Go Micro offers all the essential features to successfully run a micro market.

•In April 2025, we continued our thought-leadership initiatives, including the release of our 2025 Micropayment Trends Report, which studied micro payment trends (transactions less than $10) at food and beverage vending and at amusement machines throughout the United States and Canada in 2024.

•In May 2025, we showcased a full suite of Smart Retail innovations at the 2025 National Automatic Merchandising Association (NAMA) Show in Las Vegas, Nevada, highlighting the Go Micro kiosk and new Smart Aisle.

•In May, 2025, we entered into a partnership with Carnival Cruise Line to provide POS technology at Celebration Key.

•In June 2025, we entered into the Merger Agreement, pursuant to which we will to be acquired by 365 Retail Markets. See Note 21 - Subsequent Events.

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

•The broader implications of the macroeconomic environment, including a potentially sustained deterioration in general economic conditions in the markets in which we operate, including as a result of supply chain disruptions, geopolitical conflicts (including the conflicts between Russia and Ukraine, Israel and Hamas, and Israel and Iran), political uncertainty, inflationary pressure, tariffs, elevated interest rates or interest rate fluctuations such as those that occurred recently; and

•Ongoing labor challenges and inflation drive increased utility of actionable operational business intelligence from new technologies like machine learning and AI to drive operational efficiencies and operational transparency through modern, cloud-based logistics and inventory management solutions.

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

	As of and for the years ended
	June 30, 2025	June 30, 2024	June 30, 2023
Devices:
Active Devices (thousands)	1,280	1,223	1,168

Customers:
Active Customers	34,896	31,466	28,584

Volumes:
Total Number of Transactions (millions)	1,199	1,144	1,096
Total Dollar Volume of Transactions (millions)	$3,444	$3,038	$2,646

Subscription and transaction fees - Trailing 12 months (thousands)	$263,128	$231,496	$200,223
Average revenue per unit (ARPU)	$210.26	$193.64	$173.70

RESULTS OF OPERATIONS

	Year Ended June 30,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Transaction fees	$179,534	$156,166	$23,368	15.0%
Cost of transaction fees	134,615	123,295	11,320	9.2%
Gross profit, transaction(1)	$44,919	$32,871	12,048	36.7%
Gross margin, transaction	25.0%	21.0%	4.0%

Subscription fees	$83,594	$75,331	$8,263	11.0%
Cost of subscription fees	8,466	8,105	361	4.5%
Amortization(2)	11,683	6,767	4,916	72.6%
Gross profit, subscription fees	$63,445	$60,459	2,986	4.9%
Gross margin, subscription	75.9%	80.3%	(4.4)%

Equipment sales	$39,420	$37,099	$2,321	6.3%
Cost of equipment sales	35,643	34,545	1,098	3.2%
Gross profit, equipment(1)	$3,777	$2,554	1,223	47.9%
Gross margin, equipment	9.6%	6.9%	2.7%

Total gross profit	$112,141	$95,884	$16,257	17.0%
Total gross margin	37.1%	35.7%	1.4%

(1) The Company's internal-use software assets and developed technology assets are not associated with transaction fees and equipment revenue.
(2) Amortization of internal-use software assets and developed technology assets. For the year ended June 30, 2025, the Company recognized additional charges of $3.0 million, due to certain capitalized internal-use software is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives.

Revenues
Total revenues increased by $34.0 million, or 13%, from $268.6 million for the year ended June 30, 2024, to $302.5 million for the year ended June 30, 2025. The increase was attributable to a $23.4 million increase in transaction fees, an $8.3 million increase in subscription fees, and a $2.3 million increase in equipment sales.
The increase in transaction fees was primarily driven by increased average ticket items sold, increased average ticket price, increased processing volumes, and the acquisition Cheq, with an approximately 13% increase in total dollar volumes for the year ended June 30, 2025 compared to the prior fiscal year. There was also an increase in the total number of active devices relative to the prior fiscal year.
Our subscription fees increased approximately $8.3 million, or 11% for the year ended June 30, 2025 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base and an increase in our active devices compared to last year as well as the acquisition of SB Software and Cheq.

Equipment revenue increased by $2.3 million primarily due to the increased sales of our Smart Stores product, which we launched in December 2024.
Costs of sales
Costs of sales increased $12.8 million for the year ended June 30, 2025 compared to the year ended June 30, 2024. The increase was attributed to a $11.3 million increase in cost of transaction fees, a $1.1 million increase in equipment costs, and a $0.4 million increase in cost of subscription fees. Cost of transaction fees increased primarily due to corresponding increases in transaction processing fee revenue and transaction processing volumes. Cost of equipment sales increased $1.1 million primarily due to increased equipment sales, in particular our new Smart Stores product.
Amortization
Amortization of internal-use software assets and developed technology assets increased $4.9 million for the year ended June 30, 2025 compared to the prior fiscal year, primarily as a result of certain capitalized internal-use software which is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives and amortization of intangibles from the acquisitions of Cheq and SB Software.
Operating Expenses

	Year ended June 30,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Sales and marketing	$23,075	$20,310	$2,765	13.6%
Technology and product development	17,449	16,532	917	5.5%
General and administrative	44,075	41,395	2,680	6.5%
Investigation, proxy solicitation and restatement expenses, net of insurance recoveries	—	(1,522)	1,522	(100.0%)
Integration, acquisition, due diligence, and license application expenses	1,018	1,197	(179)	(15.0%)
Depreciation and amortization	15,877	10,570	5,307	50.2%
Total operating expenses	$101,494	$88,482	$13,012	14.7%
Total operating expenses. Operating expenses increased by $13.0 million, or 14.7%, for the year ended June 30, 2025 compared to the prior fiscal year. The change was primarily attributed to an increase of $2.7 million in general and administrative expenses, a $2.8 million increase in sales and marketing costs, a $5.3 million increase in depreciation and amortization, a $1.5 million increase in investigation, proxy solicitation and restatement expenses, and a $0.9 million increase in technology and product development expenses. This increase was partially offset by a $0.2 million decrease in Integration, acquisition, due diligence, and license application expenses. See further details within individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $2.8 million for the year ended June 30, 2025 compared to the year ended June 30, 2024. The change was primarily due to an increased $1.4 million due to advertising and trade show expenses and higher sales and marketing employee personnel costs in the current year with a $1.1 million increase due to employee compensation and benefits. The increased personnel costs are to support our expanding business and service offerings in the United States and international markets. Sales and marketing increased by $0.3 million due to various other marketing expenses.

Technology and product development. Technology and product development expenses increased approximately $0.9 million for the year ended June 30, 2025 compared to the year ended June 30, 2024. The increase in the current year was driven by a $1.0 million increase in subscriptions and cloud hosting fees, a $0.1 million increase in compensation and benefits, offset by a $0.1 decrease in contractor expenses and a $0.1 decrease in various other technology and product development expenses.

General and administrative expenses. General and administrative expenses increased approximately $2.7 million for the year ended June 30, 2025 compared to the year ended June 30, 2024. This is due to a $3.2 million increase in compensation and benefits, $1.3 million smaller release in sales and use taxes reserves compared to the same period last year, a $0.9 increase in bad debt expense and $0.1 million in other general and administrative expenses. This is offset by a $2.7 million decrease in contractor expenses.

Investigation, proxy solicitation and restatement expenses, net of insurance recoveries. In April 2024, we agreed to a net settlement of approximately $1.5 million with a third-party insurance carrier related to the reimbursement of expenses associated with the 2019 Investigation. The settlement was recognized as a gain in our consolidated statement of operations for the year ended June 30, 2024. There were no investigation, proxy solicitation, restatement expenses or insurance recoveries for the year ended June 30, 2025.

Integration, acquisition, due diligence, and license application expenses. For the fiscal year ended June 30, 2025, the Company integration, acquisition, due diligence and license application expenses were $1.6 million from accounting, legal, investing banking advisors and consulting services for the successful completion of the SB acquisition and seller due diligence fees associated with the sale of the Company as described in Note 21 - Subsequent Events. This is offset by a $0.6 million decrease in the fair value of the contingent consideration. For the fiscal year ended June 30, 2024, the Company incurred professional service fees of $1.2 million from accounting, legal, investing banking advisors and consulting services for the successful completion of the Cheq acquisition, as well as post-acquisition costs associated with the integration process.

Depreciation and amortization. Depreciation and amortization expense increased $5.3 million for the year ended June 30, 2025 compared to the prior fiscal year as a result of certain capitalized internal-use software which is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives. Depreciation and amortization expenses also increased due to the amortization of intangibles from the acquisitions of Cheq and SB Software.

Other (expense) income, Net

	Year ended June 30,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Other (expense) income:
Interest income	$1,561	$1,969	$(408)	(20.7%)
Interest expense	(2,769)	(2,934)	165	(5.6%)
Other income (expense), net	1,059	(226)	1,285	(568.6%)
Total other (expense) income, net	$(149)	$(1,191)	$1,042	(87.5%)

Other (expense) income, net
Total other expense, net for the fiscal year ended June 30, 2025 was $0.1 million, compared to an income of $1.2 million for the year ended June 30, 2024.
Interest income decreased $0.4 million primarily due to a decrease in the finance receivables balance associated with our equipment financing program. Our interest expense decreased $0.2 million primarily due to the modification of our long-term debt as described in Note 7 - Debt and Other Financing Arrangements.

Other income (expense), net increased primarily due to realized and unrealized gains on foreign currency transactions.
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
We have provided below a reconciliation of U.S. GAAP gross profit to Adjusted Gross Profit and Adjusted Gross Margin for the fiscal years ended June 30, 2025 and 2024:

	Year Ended June 30,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Gross profit, transaction (GAAP)	$44,919	$32,871	$12,048	36.7%
Gross margin, transaction (GAAP)	25.0%	21.0%	4.0%

Gross profit, subscription (GAAP)	63,445	60,459	2,986	4.9%
Amortization(1)	11,683	6,767	4,916	72.6%
Adjusted Gross Profit, subscription fees (non-GAAP)	$75,128	$67,226	$7,902	11.8%
Adjusted Gross Margin, subscription fees (non-GAAP)	89.9%	89.2%

Gross profit, equipment (GAAP)	$3,777	$2,554	$1,223	47.9%
Gross margin, equipment (GAAP)	9.6%	6.9%	2.7%

Total Adjusted Gross Profit (non-GAAP)	$123,824	$102,651	$21,173	20.6%
Total Adjusted Gross Margin (non-GAAP)	40.9%	38.2%
(1) Amortization of internal-use software assets and developed technology assets. For the year ended June 30, 2025, the Company recognized additional charges of $3.0 million, due to certain capitalized internal-use software is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives.

Total Adjusted Gross Margin (non-GAAP) was 40.9% for the year ended June 30, 2025, from 38.2% for the year ended June 30, 2024. The increase in Adjusted Gross Margin was primarily driven by an increase in our subscription fees revenue which is inherently a higher margin revenue stream. Additionally, our equipment sales gross margins improved from the prior fiscal year primarily driven by the diversification of our equipment sales and higher margins on certain micro market equipment.
Adjusted EBITDA

We define Adjusted EBITDA as U.S. GAAP net income before (i) interest income, (ii) interest expense, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, and (vii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations such as (a) investigation, proxy solicitation and restatement expenses, net of insurance recoveries, (b) integration, acquisition, due diligence, and license application expenses, (c) costs as a result of auditor transitions, (d) severance, and (e) remediation expenses.

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
Below is a reconciliation of U.S. GAAP net income to Adjusted EBITDA for the fiscal years ended June 30, 2025 and 2024:

	Year ended June 30,
($ in thousands)	2025	2024

Net income	$64,533	$11,993
Less: interest income	(1,561)	(1,969)
Plus: interest expense	2,769	2,934
Plus: income tax (benefit) provision	(42,352)	985
Plus: depreciation expense included in cost of sales for rentals	1,923	1,634
Plus: depreciation and amortization expense in operating expenses	15,877	10,570
EBITDA	41,189	26,147
Plus: stock-based compensation (a)	4,008	5,109
Plus: investigation, proxy solicitation and restatement expenses, net of insurance recoveries (b)	—	(1,522)
Plus: integration, acquisition, due diligence, and license application expenses (c)	1,018	1,197
Plus: auditor transition costs	525	—
Plus: severance expenses (d)	—	53
Plus: remediation expenses (e)	—	2,976
Adjustments to EBITDA	5,551	7,813
Adjusted EBITDA	$46,740	$33,960

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
(c) We have excluded expenses incurred in connection with business acquisitions as it does not represent recurring costs or charges related to our core operations. We have also excluded expenses incurred associated with the acquisition of the Company as described in Note 21 - Subsequent Events and one-time license applications fees.
(d) Consists of expenses incurred in connection with non-recurring severance charges related to work force reduction.
(e) Consists of expenses incurred in connection with fully remediating previously identified material weaknesses in our internal control over financial reporting.

LIQUIDITY AND CAPITAL RESOURCES

Merger with 365 Retail Markets

The Merger Agreement with 365 Retail Markets imposes certain limitations on how we conduct our business during the period between the execution of the Merger Agreement and the effective time of the Merger, including limitations on our ability to, among other things, engage in certain acquisitions, incur indebtedness or issue or sell new debt securities.
Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. Our primary sources of capital available are cash and cash equivalents on hand of $51.1 million as of June 30, 2025 and the cash that we expect to be provided by operating activities.
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
Net cash provided by operating activities
Net cash provided by operating activities was $20.3 million for the year ended June 30, 2025 compared to $27.7 million for the year ended June 30, 2024. We recognized $64.5 million in net income offset by $18.4 million in non-cash operating charges and $25.8 million cash utilized in working capital accounts.
The change in working capital was primarily driven by a $25.0 million decrease in accounts payable and accrued expenses, a $4.6 million increase in prepaid and other current assets, and a $4.6 million increase in inventory, offset by a $4.7 million decrease in accounts receivable, a $4.8 million decrease in finance receivables and a $1.3 million increase in operating lease liabilities. The increase in inventory was a result of the Company expansion plans in Mexico and the U.K. The decrease in accounts payable and accrued expenses as well as the decrease in accounts receivable is primarily due to the timing of merchant accounts in processing at year end compared to the prior fiscal year.
Non-cash operating charges for the year ended June 30, 2025 primarily consisted of the release of our deferred income tax valuation allowance, depreciation of property and equipment, amortization of our intangible assets, stock-based compensation, and provisions for expected losses.
Net cash used in investing activities
Net cash used in investing activities was $28.1 million for the year ended June 30, 2025 compared to $18.6 million in the prior fiscal year. We paid $11.1 million in cash for business acquisitions during the year ended June 30, 2025, compared to $3.7 million for the year ended June 30, 2024. We invested $17.0 million in capital expenditures as the Company focuses on investing in innovative technologies and products, and increasing rental devices enrolled in the Company's Cantaloupe One program compared to $14.9 million for the year ended June 30, 2024.

Net cash provided by (used in) financing activities
Net cash provided by financing activities was less than $0.1 million for the year ended June 30, 2025, which was the result of $0.7 million in deferred consideration associated with the Cheq acquisition offset by proceeds from the exercise of common stock options. In fiscal year 2024, net cash used in financing activities was $1.1 million which was primarily principal payments on the Company's long-term debt.

CONTRACTUAL OBLIGATIONS
As of June 30, 2025, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments Due by Fiscal Year
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt and financing obligations (a)	$47,802	$2,296	$6,765	$38,741	$—
Operating lease obligations (b)	13,560	2,442	3,903	2,471	4,744
Total contractual obligations	$61,362	$4,738	$10,668	$41,212	$4,744
(a)    Our debt and financing obligations include both principal and interest obligations. As of June 30, 2025, an interest rate of 7.14% was used to compute the amount of the contractual obligations for interest on the JPMorgan Credit Agreement. See Note 7 - Debt and Other Financing Arrangements to the consolidated financial statements for further information.
(b)    Operating lease obligations represent our undiscounted operating lease liabilities as of June 30, 2025. See Note 6 - Leases to the consolidated financial statements for further information.

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
Certain contracts require significant contract interpretation to determine appropriate accounting due to complex arrangements with nonstandard contract terms. In particular, the determination of whether the Company is principal (gross revenue) or agent (net revenue) in a transaction can require significant judgment. A change in this judgment could result in a significant reduction in the Company's revenues, but no impact to the Company's net income. Certain contracts also require significant judgment related to the relative standalone selling prices and the allocation to equipment and subscription services. A change in these judgments could result in a significant change in the timing of the Company's revenue recognition.

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
Significant judgments include whether a project qualifies for capitalization, whether costs incurred directly relate to a project, and the stage of the project's development. There have been no changes in the Company's capitalization judgments.
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
As the Company has recently been profitable, significant judgment is involved in determining if and when the Company's valuation allowance could be released as well as the amount of the release (full or partial). Federal and state net operating loss carryforwards were reserved with a full valuation allowance for the years ended June 30, 2024 and 2023 because, based on the available evidence, the Company believed it is more likely than not that we would not be able to utilize those deferred tax assets in the future. During the year ended June 30, 2025, the Company determined that sufficient evidence existed to release our valuation allowance against federal and most state deferred tax assets. See Note 13 - Income Taxes. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.
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
Significant judgment is inherent in the methodology utilized to determine the historical sales tax reserve. The liability includes significant judgments and estimates that may change in the future, and the actual liability may be different from our current estimate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2025 we are exposed to market risk related to changes in interest rates on our outstanding borrowings. Our 2025 Credit Facility matures on January 31, 2030. Interest on the 2025 Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 1.75% and 2.50% for base rate loans and between 2.75% and 3.50% for SOFR loans. As of June 30, 2025, we have $39.0 million total outstanding borrowings under the 2025 Credit Facility, an increase of 100 basis points in SOFR Rate would result in a change in interest expense of $0.4 million on our consolidated financial statements.

We are also exposed to market risk related to changes in interest rates on our cash investments and foreign currency exchange rate risks on our cash investments, inventory, accounts payable and accounts receivable. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. We have no freestanding derivative instruments as of June 30, 2025.

Item 8. Financial Statements and Supplementary Data.
CANTALOUPE, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Cantaloupe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cantaloupe, Inc. and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, convertible preferred stock and shareholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

The Company provides an end-to-end cashless payment solution which integrates hardware, software, and payment processing in self-service commerce. The Company has determined that the sale or sales-type lease of hardware represents a separate performance obligation, the majority of which is satisfied at a point in time as equipment is delivered to the customer. Software and other services represent a separate performance obligation which is generally satisfied over time as the services are delivered to the customer. Payment processing services (or “cashless services”) represent a single performance obligation, which is a combination of services provided to the customer for the ability to accept cashless payments. The single performance obligation is determined to be a stand-ready obligation to process payments on behalf of customers, which is satisfied over time in daily increments. The Company’s customers are generally contracting for integrated cashless services in connection with purchasing or leasing unattended point of sale devices.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition included the following, among others:

•We selected a sample of revenue contracts, and obtained and evaluated underlying source documents relevant to the identification of performance obligations.
•We evaluated whether the performance obligations were appropriately identified in each of the selected revenue contracts.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

September 8, 2025

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cantaloupe, Inc.
Malvern, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of operations, convertible preferred stock and shareholders’ equity, and cash flows of Cantaloupe, Inc. (the “Company”) for the year ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cantaloupe, Inc. and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated September 8, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia

September 8, 2025

Cantaloupe, Inc.
Consolidated Balance Sheets

	As of June 30,
($ in thousands, except share data)	2025	2024

Assets
Current assets:
Cash and cash equivalents	$51,146	$58,920
Accounts receivable, net	37,927	43,848
Finance receivables, net	5,422	6,391
Inventory	45,703	40,791
Prepaid expenses and other current assets	12,727	7,844
Total current assets	152,925	157,794

Non-current assets:
Finance receivables, net	5,750	10,036
Property and equipment, net	39,125	34,029
Operating lease right-of-use assets	7,735	7,986
Intangibles, net	23,331	24,626
Goodwill	103,222	94,903
Deferred income taxes, net	43,253	—
Other assets	6,517	6,194
Total non-current assets	228,933	177,774
Total assets	$381,858	$335,568

Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities:
Accounts payable	$58,741	$78,895
Accrued expenses	19,748	24,008
Current obligations under long-term debt	1,917	1,266
Deferred revenue	1,990	1,726
Total current liabilities	82,396	105,895

Long-term liabilities:
Deferred income taxes, net	—	466
Long-term debt	36,746	36,284
Other noncurrent liabilities	8,965	8,457
Total long-term liabilities	45,711	45,207
Total liabilities	128,107	151,102
Commitments and contingencies (Note 18)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 and 385,782 issued and outstanding, with liquidation preferences of $23,301 and $22,722 at June 30, 2025 and 2024, respectively	2,720	2,720
Shareholders’ equity:
Common stock, no par value, 640,000,000 shares authorized, 73,289,054 and 72,935,497 shares issued and outstanding at June 30, 2025 and 2024, respectively	—	—
Additional paid-in capital	486,759	482,329
Accumulated deficit	(235,926)	(300,459)
Accumulated other comprehensive income (loss)	198	(124)
Total shareholders’ equity	251,031	181,746
Total liabilities, convertible preferred stock, and shareholders’ equity	$381,858	$335,568
See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Operations

	Year ended June 30,
($ in thousands, except shares and per share data)	2025	2024	2023

Revenues:
Subscription and transaction fees	$263,128	$231,497	$200,223
Equipment sales	39,420	37,099	43,418
Total revenues	302,548	268,596	243,641

Costs of sales (exclusive of certain depreciation and amortization):
Cost of subscription and transaction fees	143,081	131,400	119,715
Cost of equipment sales	35,643	34,545	42,690
Total costs of sales	178,724	165,945	162,405

Operating expenses:
Sales and marketing	23,075	20,310	12,427
Technology and product development	17,449	16,532	20,726
General and administrative	44,075	41,395	36,926
Investigation, proxy solicitation and restatement expenses, net of insurance recoveries	—	(1,522)	(362)
Integration, acquisition, due diligence, and license application expenses	1,018	1,197	3,141
Depreciation and amortization	15,877	10,570	7,618
Total operating expenses	101,494	88,482	80,476

Operating income	22,330	14,169	760

Other (expense) income:
Interest income	1,561	1,969	2,515
Interest expense	(2,769)	(2,934)	(2,326)
Other income (expense), net	1,059	(226)	(135)
Total other (expense) income, net	(149)	(1,191)	54

Income before income taxes	22,181	12,978	814
Benefit from (provision for) income taxes	42,352	(985)	(181)

Net income	64,533	11,993	633
Preferred dividends	(578)	(578)	(623)
Net income applicable to common shares	$63,955	$11,415	$10

Net earnings per common share
Basic	$0.87	$0.16	$—
Diluted	$0.86	$0.15	$—
See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Comprehensive Income

	Year ended June 30,
($ in thousands)	2025	2024	2023
Net income	$64,533	$11,993	$633

Foreign currency translation adjustments	322	(124)	—
Other comprehensive income (loss)	322	(124)	—
Total comprehensive income	$64,855	$11,869	$633

Cantaloupe, Inc.
Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	445,063	$3,138	71,188,053	$—	$469,918	$(313,085)	$—	$156,833
Stock-based compensation	—	—	—	—	4,633	—	—	4,633
Vesting of restricted stock	—	—	235,491	—	—	—	—	—
Repurchase of Series A convertible preferred stock	(59,281)	(418)	—	—	(1,733)	—	—	(1,733)
Common stock issued for acquisition	—	—	1,240,920	—	4,506	—	—	4,506
Net Income	—	—	—	—	—	633	—	633
Balance, June 30, 2023	385,782	$2,720	72,664,464	—	477,324	(312,452)	—	164,872
Stock-based compensation	—	—	—	—	4,890	—	—	4,890
Vesting of restricted stock	—	—	252,699	—	—	—	—	—
Exercise of stock options	—	—	18,334	—	115	—	—	115
Other comprehensive loss	—	—	—	—	—	—	(124)	(124)
Net income	—	—	—	—	—	11,993	—	11,993
Balance, June 30, 2024	385,782	2,720	72,935,497	—	482,329	(300,459)	(124)	181,746
Stock-based compensation	—	—	—	—	3,656	—	—	3,656
Vesting of restricted stock	—	—	242,557	—	—	—	—	—
Exercise of stock options	—	—	111,000	—	774	—	—	774
Other comprehensive income	—	—	—	—	—	—	322	322
Net income	—	—	—	—	—	64,533	—	64,533
Balance, June 30, 2025	385,782	$2,720	73,289,054	$—	$486,759	$(235,926)	$198	$251,031

See accompanying notes to consolidated financial statements.

Cantaloupe, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30,
($ in thousands)	2025	2024	2023

Cash flows from operating activities:
Net income	$64,533	$11,993	$633
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,008	5,109	4,737
Amortization of debt issuance costs and discounts	223	124	128
Provision for expected losses	2,277	3,861	5,815
Provision for inventory reserve	280	240	280
Depreciation and amortization	17,800	12,204	8,807
Property and equipment write-off	—	601	364
Noncash lease expense	1,543	1,246	—
Deferred income taxes	(43,719)	—	—
Other	(804)	192	(116)
Changes in operating assets and liabilities:
Accounts receivable	4,665	(18,542)	4,960
Finance receivables	4,782	3,712	(32)
Inventory	(4,559)	(9,447)	(10,387)
Prepaid expenses and other assets	(4,628)	(4,035)	(180)
Accounts payable and accrued expenses	(25,033)	21,131	(458)
Other noncurrent liabilities	(1,264)	(651)	(133)
Deferred revenue	236	7	(226)
Net cash provided by operating activities	20,340	27,745	14,192

Cash flows from investing activities:
Capital expenditures	(17,003)	(14,935)	(16,151)
Acquisition of business, net of cash acquired	(11,132)	(3,701)	(35,714)
Net cash used in investing activities	(28,135)	(18,636)	(51,865)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	38,960	—	25,000
Repayment of long-term debt	(38,625)	(954)	(1,270)
Contingent consideration paid for acquisition	(673)	—	(1,000)
Repurchase of Series A Convertible Preferred Stock	—	—	(2,151)
Payment of employee taxes related to stock-based compensation	(351)	(219)	(104)
Proceeds from exercise of common stock options	731	115	—
Net cash provided by (used in) financing activities	42	(1,058)	20,475

Effect of currency exchange rate changes on cash and cash equivalents	(21)	(58)	—

Net increase (decrease) in cash and cash equivalents	(7,774)	7,993	(17,198)
Cash and cash equivalents at beginning of year	58,920	50,927	68,125
Cash and cash equivalents at end of year	$51,146	$58,920	$50,927

Supplemental disclosures of cash flow information:
Interest paid in cash	$2,693	$3,656	$2,641
Income taxes paid in cash	$751	$223	$61
Common stock issued in business combination (non-cash financing activity)	$—	$—	$4,506

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
The Company's operations constitute a single operating and reporting segment. Operating segments are defined as components of an enterprise for which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer who reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance.
The Company has operations in the United States, Mexico and the U.K. The functional currencies of our foreign wholly-owned subsidiaries are the local currency. We translate the financial statements of these subsidiaries into U.S. dollars each reporting period for purposes of consolidation. Assets and liabilities are translated at the period-end currency exchange rates, certain equity accounts are translated at historical exchange rates and income and expense amounts are translated at average currency exchange rates in effect for the period. The effect of these translation adjustments are reported in Accumulated other comprehensive income (loss) on the Consolidated Statements of Convertible Preferred Stock and Shareholders' Equity.
Gains and losses on transactions denominated in currencies other than the functional currency are included in Other (expense) income, net in the Consolidated Statement of Operations for the years ended June 30, 2025, 2024, and 2023.
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

•Integration, acquisition, due diligence and license application: Integration, acquisition, due diligence, and license application expenses consist primarily of professional services fees including accounting, legal and investing banking advisory fees incurred in connection with acquisitions and post-acquisition integrations. See Note 10 - Acquisitions to the consolidated financial statements for further information.

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
The Company establishes reserves for slow-moving inventory based upon quality considerations including potential changes in technological standards, historical usage and assumptions about future demand based on market conditions. The reserve is recorded within Cost of equipment sales in our Consolidated Statements of Operations. The inventory reserve was $2.4 million and $2.2 million as of June 30, 2025 and 2024, respectively.
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
The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset may be impaired. The Company has determined there is a single reporting unit for purposes of testing goodwill for impairment. The Company has concluded there has been no impairment of goodwill during the year ended June 30, 2025 based on its qualitative assessment. There has been no impairment of goodwill for fiscal year 2024 or 2023. Subsequent to our annual impairment test, no indicators of impairment were identified.
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
There were no indefinite-lived intangible assets at June 30, 2025 or 2024.
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
The Company has concluded there has been no impairment of intangible and long-lived assets during the years ended June 30, 2025 or 2024.
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

SIGNIFICANT CUSTOMERS
Concentration of revenue with customers subject the Company to operating risks. Approximately $28.8 million, $24.6 million, and $28.7 million of the Company’s revenue for the years ended June 30, 2025, 2024 and 2023, respectively, were concentrated with one customer, which represented 10%, 9% and 12% of the Company's revenues for each of the years. The majority of the Company’s customers are located in the United States.

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
The Company reviews its ROU assets for events or changes in circumstances that may indicate that the carrying amount of such assets may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of an ROU exceeds its net realizable value, the asset will be written down to its fair value. The Company did not recognize an impairment charge related to the right-of-use assets for the years ended June 30, 2025 or 2024.
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
ADVERTISING COSTS
Advertising costs are expensed as incurred and are included within the Sales and marketing expenses in the Consolidated Statements of Operations. For the fiscal years ended June 30, 2025, 2024, and 2023, we incurred advertising costs of approximately $3.2 million, $1.9 million and $0.8 million, respectively.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses are expensed as incurred and primarily consist of personnel, contractors and product development costs. Research and development expenses, which are included within the technology and product development expenses and general and administrative expenses in the Consolidated Statements of Operations, were approximately $2.9 million, $3.0 million and $3.5 million, for the fiscal years ended June 30, 2025, 2024, and 2023, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.
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

SALES TAX RESERVE
The Company has recorded a contingent liability for sales tax, included in Accrued expenses in the Consolidated Balance Sheets. On a quarterly basis, the Company accrues interest and penalties on the unpaid balance. The estimated liability is adjusted upon the payment of sales tax related to the accrual, the changes in state tax laws that may impact the accrual and the expiration of the statute of limitations for open years under review. The liability includes significant judgments and estimates that may change in the future, and the actual liability may be different from our current estimate. Changes to the sales tax reserve amount are recorded within General and administrative expenses and Interest expense in the Consolidated Statements of Operations.
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
Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company recognizes interest and penalties related to uncertain tax positions, if applicable, within Interest expense and General and administrative expenses in the Consolidated Statements of Operations, respectively. Interest and penalties related to uncertain tax positions incurred during the fiscal years ended June 30, 2025, 2024, and 2023 were immaterial.
EARNINGS PER COMMON SHARE
Basic earnings per share are calculated by dividing net income applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effects of common stock equivalents unless the effects of such common stock equivalents are anti-dilutive.
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting pronouncements adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and permits disclosure of additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. It also requires certain disclosures for companies who have determined only one segment exists. Annual disclosures are required for fiscal years beginning after December 15, 2023, which is the Company's fiscal year 2025 annual reporting period. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024, which is the Company's fiscal year 2026 interim reporting periods. See Note 20 - Segment Information for the Company's adoption of this standard.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This update is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

3. ACCOUNTS RECEIVABLE

Accounts receivable primarily include amounts due to the Company for sales of equipment and subscription fees to customers, settlement receivables for amounts due from third-party payment processors, receivables from contract manufacturers and unbilled amounts due from customers, net of the allowance for credit losses. Accounts receivable, net of the allowance for uncollectible accounts were $37.9 million as of June 30, 2025 and $43.8 million as of June 30, 2024.

Concentrations

As of June 30, 2025 and June 30, 2024, no customer represented more than 10% of the Company's accounts receivable, net of allowance.

Allowance for credit losses

The following table represents the activity for the allowance for credit losses for the years ending June 30, 2025 and 2024:

	Year ended June 30,
($ in thousands)	2025	2024
Balance, beginning of year	$13,442	$10,815
Provision adjustments	4,781	4,024
Write-offs	(4,982)	(1,397)
Balance, end of year	$13,241	$13,442

During the year ended June 30, 2025, the Company had an increase in write-offs of Accounts Receivable due to the write off of balances which were fully reserved for as the beginning of the year but had not yet been written off.

4. FINANCE RECEIVABLES
The Company’s finance receivables consist of financed devices under the QuickStart program and devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases. As of June 30, 2025 and 2024, finance receivables consist of the following:

	As of June 30,
($ in thousands)	2025	2024

Current finance receivables, net	$5,422	$6,391
Finance receivables due after one year, net	5,750	10,036
Total finance receivables, net of allowance of $2,401 and $1,934, respectively	$11,172	$16,427
The Company collects lease payments from customers primarily as part of the flow of funds from our transaction processing service. Balances are considered past due if customers do not have sufficient transaction revenue to cover the monthly lease payment by the end of the monthly billing period.

At June 30, 2025, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$1,463	$1,517	$3,290	$2,766	$589	$93	$9,718
30 days and under	27	34	83	106	61	14	325
31 - 60 days	9	16	42	73	57	18	215
61 - 90 days	8	14	63	10	66	12	173
Greater than 90 days	3	58	573	973	373	1,162	3,142
Total finance receivables	$1,510	$1,639	$4,051	$3,928	$1,146	$1,299	$13,573

At June 30, 2024, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$2,199	$5,135	$4,668	$1,961	$456	$324	$14,743
30 days and under	13	67	80	85	56	42	343
31 - 60 days	8	64	58	49	47	38	264
61 - 90 days	8	62	48	32	36	38	224
Greater than 90 days	35	387	625	208	297	1,235	2,787
Total finance receivables	$2,263	$5,715	$5,479	$2,335	$892	$1,677	$18,361

The following table represents a rollforward of the allowance for finance receivables for the years ending June 30, 2025 and 2024:

	Year ended June 30,
($ in thousands)	2025	2024

Balance, beginning of year	$1,934	$2,098
Provision for expected losses	502	(164)
Write-offs	(35)	—
Balance, end of year	$2,401	$1,934

Cash to be collected on our performing finance receivables due for each of the fiscal years after June 30, 2025 are as follows:

($ in thousands)

2026	$6,054
2027	4,490
2028	2,337
2029	1,048
2030	302
Thereafter	2
Total amounts to be collected	14,233
Less: interest	(660)
Less: allowance for expected credit losses	(2,401)
Total finance receivables	$11,172

Equipment sales, Cost of equipment sales, and Interest income, associated with equipment under sales type leases and are included in each respective line of the Consolidated Statement of Operations for the year ended June 30, 2025 and 2024:

($ in thousands)	2025	2024
Equipment sales	$1,449	$2,882
Cost of equipment sales	$1,253	$2,861
Interest income	$1,539	$1,910

5. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

		As of June 30, 2025
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$8,148	$(7,434)	$714
Internal-use software	3-5 years	44,669	(14,333)	30,336
Property and equipment used for rental program	5 years	34,522	(26,818)	7,704
Furniture and equipment	3-7 years	2,385	(2,014)	371
		$89,724	$(50,599)	$39,125

		As of June 30, 2024
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$7,588	$(6,994)	$594
Internal-use software	3-5 years	34,666	(9,472)	25,194
Property and equipment used for rental program	5 years	32,513	(24,742)	7,771
Furniture and equipment	3-7 years	2,296	(1,826)	470
		$77,063	$(43,034)	$34,029

The Company's total depreciation expense is comprised of depreciation included in our Cost of subscription and transaction fees for rental equipment and depreciation included in our operating expenses. Depreciation expense included within Cost of subscription and transaction fees for rental equipment was $1.9 million, $1.6 million, and $1.2 million for the years ended June 30, 2025, 2024, and 2023, respectively. Depreciation expense included within operating expenses for the years ended June 30, 2025, 2024, and 2023 was $10.1 million, $5.0 million and $2.6 million, respectively. During the year ended June 30, 2025, the Company recognized approximately $3.0 million in additional charges, due to certain capitalized internal use software that is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives.

Internal-use software above included $8.4 million and $9.2 million in projects not yet placed in service as of June 30, 2025 and 2024, respectively.

6. LEASES
Lessee accounting

We have operating leases which are primarily real estate leases used for corporate functions, product development, sales, and other purposes. The following table provides supplemental balance sheet information related to the Company's operating leases:

($ in thousands)	Balance Sheet Classification	As of June 30, 2025	As of June 30, 2024

Assets
Operating leases	Operating lease right-of-use assets	$7,735	$7,986

Liabilities
Current	Accrued expenses	1,655	1,320
Long-term	Other noncurrent liabilities	8,279	8,457
Total lease liabilities		$9,934	$9,777
Components of lease cost are as follows:

	Year ended June 30,
($ in thousands)	2025	2024	2023

Operating lease costs*	$2,314	$2,520	$2,490
* Includes variable lease costs of $0.3 million, $0.4 million, $0.4 million for the years ended June 30, 2025, 2024 and 2023.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

	Year ended June 30,
($ in thousands)	2025	2024	2023

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2,247	$2,278	$2,522

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating lease	$1,050	$6,657	$1,607

Weighted-average remaining lease term and discount rate for our leases are as follows:

	Year ended June 30,
	2025	2024
Weighted-average remaining lease term (years)
Operating leases	7.2	7.3

Weighted-average discount rate
Operating leases	8.7%	8.2%

Maturities of operating lease liabilities by fiscal year for our leases as of June 30, 2025 are as follows:

($ in thousands)	Amount
2026	$2,442
2027	2,249
2028	1,654
2029	1,493
2030	978
Thereafter	4,744
Total lease payments	$13,560
Less: Imputed interest	(3,626)
Present value of lease liabilities	$9,934

In connection with the acquisition of 32M described in Note 10 - Acquisitions, the Company entered into additional operating leases for office space located in River Falls, Wisconsin and Birmingham, U.K. These leases commenced on December 31, 2022, which expire November 2026. During the year ended June 30, 2025, the River Falls lease was extended through November 2027.

In February 2023, the Company extended its existing Atlanta, Georgia office operating lease for an additional 73-months period including rent free periods.

In May 2023, the Company signed a new lease for its corporate office in Malvern, Pennsylvania. The new lease commenced on February 15, 2024 with a term of 133-months.

Lessor accounting

Property and equipment used for the Company's operating lease rental program consisted of the following:

	As of June 30,
($ in thousands)	2025	2024
Cost	$34,522	$32,513
Accumulated depreciation	(26,818)	(24,742)
Net	$7,704	$7,771

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of June 30, 2025 are disclosed within Note 4, Finance Receivables.

The Company also is the sublessor for office space in Denver, Colorado and Metairie, Louisiana. Sublessor rental income was $0.7 million, $0.8 million, and $0.8 million for the years ended June 30, 2025, 2024, and 2023, respectively.

7. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of June 30, 2025 and 2024 consisted of the following:

	As of June 30,
($ in thousands)	2025	2024

JPMorgan Credit Facility (1)	$39,000	$37,625
Less: unamortized issuance costs and debt discount	(337)	(75)
Total	38,663	37,550
Less: debt and other financing arrangements, current	(1,917)	(1,266)
Debt and other financing arrangements, non-current	$36,746	$36,284
(1) See discussion below on the JPMorgan Credit Facility.
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

Interest on the 2025 Credit Facility is based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total net leverage ratio and having ranges between 1.75% and 2.50% for base rate loans and between 2.75% to 3.50% for SOFR loans. The 2025 Revolving Facility also carries an unused commitment fee tied to the Company's total net leverage ratio between 0.25% to 0.40% per annum. In an event of default, the interest rate may be increased by 2.00%. As of June 30, 2025, the weighted average interest rate for the 2025 Credit Facility is approximately 7.24%.

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

The Company’s obligations under the 2025 Credit Facility are unconditionally guaranteed, jointly and severally, by the Company’s material direct and indirect wholly-owned domestic subsidiaries (the “Guarantors”). All obligations of the Company and the Guarantors under the 2025 Credit Facility are secured by first priority security interests in substantially all of the assets of the Company and the Guarantors.
The 2025 Credit Facility includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires the Company to maintain a total leverage ratio of not more than 3.50 to 1.00 on the last day of any fiscal quarter. However, if a material acquisition occurs, the Company is required to maintain a total leverage ratio not greater than 4.00 to 1.00 on the last day of the fiscal quarter for the next four fiscal quarters following the material acquisition. The second financial covenant does not permit the Company to have a fixed charge coverage ratio of less than 1.15 to 1.00 for four consecutive fiscal quarters. The Company was in compliance with its financial covenants for the 2025 Credit Facility as of June 30, 2025.
2022 Amended JPMorgan Credit Facility

On March 17, 2022, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. which provides for a $15 million secured revolving credit facility (the “2022 Amended Revolving Facility”) and a $15 million secured term facility (the “2022 Amended Secured Term Facility” and together with the 2022 Amended Revolving Facility, the “2022 Amended JPMorgan Credit Facility”), and a $10 million delayed draw term facility, and fully replaced our previous 2021 credit facility with JPMorgan Chase Bank, N.A.

On December 1, 2022, the Company entered into an amendment to the 2022 Amended JPMorgan Credit Facility, dated as of March 17, 2022, which, among other things, amended the definition of the Company’s EBITDA under the Credit Agreement. On December 1, 2022, the Company borrowed an additional $25 million under the 2022 Amended JPMorgan Credit Facility, including $15 million from the revolving credit facility and exercised the delayed draw term facility of $10 million increasing the 2022 Amended Secured Term Facility to $25 million.

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

The 2022 Amended JPMorgan Credit Facility included customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires the Company to maintain, at all times, a total leverage ratio of not more than 3.00 to 1.00 on the last day of any fiscal quarter. The other financial covenant is conditional on a material acquisition occurring: if a material acquisition occurs, the Company is required to maintain a total leverage ratio not greater than 4.00 to 1.00 for the next four fiscal quarters following the material acquisition. The Company was in compliance with its financial covenants for the 2022 Amended JPMorgan Credit Facility until the 2025 Credit Facility modification. See above for the new financial covenants.

Expected Maturities

The expected maturities associated with the Company’s outstanding debt and other financing arrangements as of June 30, 2025, were as follows:

($ in thousands)	Amount
2026	$2,000
2027	2,500
2028	3,000
2029	3,500
Thereafter	28,000
Principal amounts payable	39,000
Unamortized issuance costs	(337)
Total outstanding debt	$38,663

8. ACCRUED EXPENSES
Accrued expenses consisted of the following as of June 30, 2025 and 2024:

	As of June 30,
($ in thousands)	2025	2024

Sales tax	$7,349	$10,574
State income tax payable	2,096	1,496
Accrued compensation and related sales commissions	4,929	4,061
Operating lease liabilities - current	1,655	1,320
Accrued professional fees	2,492	4,336
Consideration withheld for acquisitions - current (1)	105	1,370
Accrued other	1,122	851
Total accrued expenses	$19,748	$24,008
(1) See Note 10 - Acquisitions for details.

9. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible asset balances consisted of the following:

	As of June 30, 2025			Weighted Average Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,608	$(2,235)	$373	1.8
Developed technology	22,259	(15,086)	7,173	3.2
Customer relationships	28,255	(12,470)	15,785	7.9
Total intangible assets	$53,122	$(29,791)	$23,331	6.3

Goodwill	$103,222	$—	$103,222	Indefinite

	As of June 30, 2024			Weighted Average Useful Life
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,361	$(1,852)	$509	1.6
Developed technology	20,062	(13,304)	6,758	3.6
Customer relationships	27,024	(9,665)	17,359	8.8
Total intangible assets	$49,447	$(24,821)	$24,626	7.2

Goodwill	$94,903	$—	$94,903	Indefinite
For the years ended June 30, 2025, 2024 and 2023, amortization expense related to intangible assets was $5.8 million, $5.6 million and $5.0 million, respectively.
Estimated annual amortization expense for intangible assets is as follows:

($ in thousands)	Amount
2026	$5,680
2027	5,493
2028	3,516
2029	1,858
2030	1,158
Thereafter	5,626
$23,331

10. ACQUISITIONS
SB Software
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

The Company recognized a $0.6 million gain due to the decrease in the fair value of the contingent consideration which was included in Integration, acquisition, due diligence, license application expenses on the Consolidated Statement of Operations. As of June 30, 2025 the fair value current and noncurrent portions of the fair value of the contingent consideration of $0.1 million and $0.7 million are included in Accrued expenses and Other noncurrent liabilities on the Consolidated Balance Sheet, respectively.

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

The Company determined the estimated fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $3.0 million related to developed technology, $0.2 million related to customer relationships, and $0.1 million related to trade names. The estimated fair value of the acquired developed technology was determined using a multi-period excess earnings method. The estimated fair value of the acquired customer relationships was determined using the distributor method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The estimated fair value of the acquired trade names was determined using the relief from royalty method which estimates the value using the discounted value of the royalties that a company would pay to license the trade name. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives for developed technology, customer relationships and trade names were 5, 3 and 3 years, respectively.
Goodwill of $7.8 million arising from the acquisition includes the expected synergies between SB Software and the Company. Goodwill, which is not deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The Company recognized $0.3 million of integration, acquisition, due diligence and license application expenses related costs that were expensed during the twelve months ended June 30, 2025, which is offset with the previously described $0.6 million gain related to the adjusted fair value of contingent consideration. These net impact of these items are recorded within Integration, acquisition, due diligence, and license application expenses in the Consolidated Statements of Operations. The above table represents the final allocation of the purchase price. Certain immaterial adjustments were made to the allocation of the purchase price. Pro forma financial information of the acquisition and revenue and net income since acquisition are not presented due to the immaterial impact of the financial results of SB Software in the Company's Consolidated Financial Statements.
Cheq
On February 1, 2024, the Company acquired all of the equity interests of Cheq. This investment positioned the Company for expansion into the sports, entertainment, and restaurant sectors with a comprehensive suite of self-service solutions. Cheq was acquired for $4.5 million, including $1.1 million in accounts payable paid concurrently with the acquisition. The acquisition was funded by the Company's cash on hand. The original terms included $0.9 million in deferred cash consideration for net working capital and other post-closing adjustments. During the year ended June 30, 2025, the Company paid $0.7 million in deferred cash consideration, which was net of $0.2 million in other liabilities recognized as a measurement period adjustment.

The following table summarizes the adjusted fair value assigned to the assets acquired and liabilities assumed as of June 30, 2025.

($ in thousands)	Amount
Cash and cash equivalents	$84
Property and equipment	1,136
Intangible assets	1,750
Other assets	486
Total identifiable assets acquired	3,456
Accounts payable	(691)
Other liabilities	(307)
Total liabilities assumed	(998)
Total identifiable net assets	2,458
Goodwill	2,000
Fair value of total considerations transferred	$4,458

The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $1.4 million related to developed technology, $0.2 million related to customer relationships, and $0.2 million related to trade names. The fair value of the acquired developed technology was determined using a multi-period excess earnings method. The fair value of the acquired customer relationships was determined using the distributor method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The fair value of the acquired trade names was determined using the relief from royalty method which estimates the value using the discounted value of the royalty that a company would pay to license the trade name. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives for developed technology, customer relationship, trade names were 5, 3, and 3 years, respectively.

Goodwill of $2.0 million arising from the acquisition includes the expected synergies between Cheq and the Company. The goodwill, which is not deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The above table represents the final allocation of the purchase price. For the year ended June 30, 2025, there were no measurement period adjustments other than other liabilities described above. Pro forma financial information of the acquisition and revenue and net income since acquisition are not presented due to the immaterial impact of the financial results of Cheq in the Company's Consolidated Financial Statements.

Three Square Market

On December 1, 2022, the Company acquired all of the equity interests of Three Square Market, Inc., a Wisconsin corporation, and Three Square Market Limited, a U.K. private limited company (collectively "32M") pursuant to an Equity Purchase Agreement. 32M is a leading provider of software and self-service kiosk-based POS and payment solutions to the micro market industry and the acquisition expanded the Company's presence in that industry. In addition to new technology and services, due to 32M’s existing customer base, the acquisition expanded the Company’s footprint into new global markets.

The Company paid an aggregate purchase price consideration of $41.1 million, which consisted of $36.6 million in cash and 1,240,920 shares of the Company's common stock (the "Stock Consideration") with an aggregate fair value of $4.5 million for the acquisition of 32M. The aggregate cash consideration includes $0.5 million of cash paid into an escrow account for net working capital and other post-closing adjustments. The Stock Consideration of 1,240,920 shares ("Escrowed Shares") referred to above were placed into an escrow account to resolve indemnification claims for breach of certain representations and warranties. 50% of the Escrowed Shares were released as of the first anniversary of the acquisition date and the remaining 50% were released on the second anniversary of the acquisition date. The Escrowed Shares were considered to be issued and outstanding shares of the Company as of the acquisition date.

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

The following table summarizes the final fair value assigned to the assets acquired and liabilities assumed as of June 30, 2025.

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

Unaudited supplemental disclosure of pro forma information

The following table presents unaudited pro forma information as if the acquisition of 32M had occurred on July 1, 2022. The unaudited pro forma information presented combines the historical consolidated results of operations of the Company and 32M after giving effect to the preliminary purchase accounting impact of the 32M acquisition related costs (including, but not limited to, amortization associated with the acquired intangible assets, interest expense associated with the Credit Facility to finance a portion of the purchase price, acquisition related costs) and the alignment of accounting policies. This supplemental unaudited pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on July 1, 2021, nor are they indicative of any future results. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

($ In thousands)	2023
Revenues	$251,979
Net loss	(75)

The unaudited supplemental pro forma financial information for the year ended June 30, 2023 was adjusted to exclude $3.1 million of acquisition related costs, the components of which were previously described.

11. REVENUE

Based on similar operational characteristics, the Company's revenue is disaggregated as follows:

	Year-ended June 30,
($ in thousands)	2025	2024	2023
Transaction fees	$179,534	$156,166	$132,594
Subscription fees	83,594	75,331	67,629
Subscription and transaction fees	263,128	231,497	200,223
Equipment sales	39,420	37,099	43,418
Total revenues	$302,548	$268,596	$243,641

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

	Year-ended June 30,
($ in thousands)	2025	2024	2023
Operating leases	$9,046	$8,246	$7,567
Sales-type finance leases	1,449	2,882	6,464
Total lease revenues	$10,495	$11,128	$14,031

Other than the revenues described above, all of the Company's revenues are earned under ASC 606.

Contract Assets
Contract assets represent revenue earned from customers that is not yet billable to a customer, generally due to the timing of when equipment and services are delivered to customers on bundled contracts, or as a result of contracts costs as described below. Contract assets that will be billed within the next 12 months are included in Prepaid expenses and other current assets and all others are included in Other assets on the Consolidated Balance Sheets. Contract assets were $3.3 million, $2.6 million, and $0.6 million as of June 30, 2025, 2024, and 2023, respectively.

Contract Liabilities
The change in the contract liability balances, presented as Deferred revenue on the Consolidated Balance Sheets, is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

The Company's contract liability (i.e., deferred revenue) balances are as follows:

	Year ended June 30,
($ in thousands)	2025	2024
Deferred revenue, beginning of the period	$1,726	$1,666
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	(717)	(617)
Additions	981	677
Deferred revenue, end of the period	$1,990	$1,726
Future Performance Obligations
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year is primarily associated with the Company's Cantaloupe ONE rental program which has a contractual term of 36 months.
The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2025:

($ in thousands)	Year ended June 30,
2026	$4,369
2027	1,876
2028	532
Total	$6,777
Contract Costs
At June 30, 2025 and 2024, the Company had net capitalized costs to obtain contracts of $1.0 million and $0.9 million included in Prepaid expenses and other current assets and $2.7 million and $2.4 million included in Other assets on the Consolidated Balance Sheets, respectively. None of these capitalized contract costs were impaired. Amortization of capitalized contract costs were $1.0 million for both the years ended June 30, 2025 and 2024. Amortization of costs to obtain a contract are included within Sales and marketing expenses within the Consolidated Statements of Operations.

12. STOCK-BASED COMPENSATION
STOCK COMPENSATION PLANS
The Company has had three stock-based compensation plans as shown in the table below:

Date Approved	Name of Plan	Type of Plan	Authorized Shares

June 2014	2014 Stock Option Incentive Plan	Stock options	750,000
June 2015	2015 Equity Incentive Plan	Stock & stock options	1,250,000
April 2018	2018 Equity Incentive Plan	Stock & stock options	10,000,000
			12,000,000

As of June 30, 2025, the Company may no longer grant new awards under the 2014 and Stock Option Incentive Plan and the 2015 Equity Incentive Plan. Stock options issued under these plans continue through their expiration date which is seven years from their respective grant date.

As of June 30, 2025, the Company had reserved shares of common stock for future issuance for the following:

Common Stock	Reserved Shares
Conversions of Preferred Stock and cumulative Preferred Stock dividends	96,137
Issuance of shares to former executive upon the occurrence of a Cantaloupe transaction (1)	140,000
Total shares reserved for future issuance	236,137
(1)Represents 140,000 shares issuable to our former executive upon the occurrence of a "USA Transaction" as such term is defined in the stock agreement.
As of June 30, 2025, the Company had the 3,854,289 shares available for issuance under the 2018 Equity Incentive Plan.
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
The fair value of options granted during the years ended June 30, 2025, 2024, and 2023 was determined using the following assumptions:

	For the year ended June 30,
	2025	2024	2023

Expected volatility	49.5 - 50.5%	52.6 - 69.7%	74.6 - 77.6%
Expected life (years)	4.5	4.2 - 4.5	4.4 - 4.6
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	3.4 - 3.5%	4.0 - 4.4%	2.7 - 4.1%

The following tables provide information about outstanding options for the years ended June 30, 2025, 2024, and 2023:

	For the year ended June 30, 2025
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of year	3,971,834	$6.63	4.3	$3,582
Granted	30,000	$6.86
Exercised	(111,000)	$6.98		$285
Forfeited	(13,333)	$6.02
Expired	(12,667)	$7.31
Outstanding options, end of year	3,864,834	$6.42	3.4	$17,374
Exercisable options, end of year	2,966,924	$6.86	3.1	$12,317

	For the year ended June 30, 2024
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of year	3,873,632	$6.35	5.1	$7,595
Granted	175,000	$6.92
Exercised	(18,334)	$6.06		$—
Forfeited	(29,799)	$6.90
Expired	(28,665)	$4.40
Outstanding options, end of year	3,971,834	$6.63	4.3	$3,582
Exercisable options, end of year	2,602,259	$7.28	3.8	$1,085

	For the year ended June 30, 2023
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of year	3,529,833	$7.41	4.5	$194
Granted	1,720,000	$4.61
Exercised	—	$—		$—
Forfeited	(1,376,201)	$6.86
Expired	—	$—
Outstanding options, end of year	3,873,632	$6.35	5.1	$7,595
Exercisable options, end of year	1,341,466	$7.26	3.9	$1,536
The weighted average grant date fair value per share for the Company's stock options granted during the years ended June 30, 2025, 2024, and 2023 was $3.10, $4.02, and $2.89, respectively. The total fair value of stock options vested during the years ended June 30, 2025, 2024, and 2023 was $3.2 million, $4.5 million, and $3.8 million, respectively.

COMMON STOCK GRANTS

The Company makes annual grants of restricted shares of common stock to executive officers pursuant to long-term stock incentive plans (“LTIPs”) which vest annually, typically over three years.

The Company also grants restricted stock units ("RSU") to members of the board of directors as compensation for their service on the board as well as to employees as additional compensation. These stock awards typically vest over a one to three-year period.

A summary of the status of the Company’s nonvested common shares and RSUs as of June 30, 2025, 2024, and 2023, and changes during the years then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2022	448,908	$7.00
Granted	346,346	5.41
Vested	(274,011)	5.96
Forfeited	(97,342)	8.27
Nonvested at June 30, 2023	423,901	6.08
Granted	439,363	6.72
Vested	(311,093)	6.38
Forfeited	(4,207)	7.58
Nonvested at June 30, 2024	547,964	6.41
Granted	577,553	7.40
Vested	(295,062)	6.08
Forfeited	(118,319)	6.48
Nonvested at June 30, 2025	712,136	$7.33

STOCK-BASED COMPENSATION EXPENSE

The Company applies the fair value method to recognize compensation expense for stock-based awards. Using this method, the estimated grant-date fair value of the award is recognized over the requisite service period using the accelerated attribution method. The Company accounts for forfeitures as they occur.

A summary of the Company's stock-based compensation expense recognized during the years ended June 30, 2025, 2024, and 2023 is as follows:

($ in thousands)	For the year ended June 30,
Award type	2025	2024	2023
Stock options	$1,196	$2,992	$2,967
Stock grants	2,812	2,117	1,770
Total stock-based compensation expense	$4,008	$5,109	$4,737

The Company recognized tax benefits of $0.7 million, $0.5 million, and $1.4 million, related to stock compensation expense for the years ended June 30, 2025, 2024, and 2023, respectively.

A summary of the Company's unrecognized stock-based compensation expense as of June 30, 2025 is as follows:

	As of June 30, 2025
Award type	Unrecognized Expense (in thousands)	Weighted Average Recognition Period (in years)
Stock options	$399	0.8
Stock grants	$2,848	1.6

13. INCOME TAXES

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. The Company assesses the realizability of deferred tax assets by considering both positive and negative evidence including forecasts of future taxable income. For the year ended June 30, 2025, the Company concluded that it is more likely than not a portion of its deferred tax assets, primarily related to federal and state net operating loss carryforwards, will be realized. The Company released $46.0 million of the valuation allowance for the year ended June 30, 2025. These U. S. federal and state deferred tax assets were created primarily as a result of net operating loss carryforwards from historical business operations. Key factors supporting the conclusion to release a portion of the valuation allowance in the for the year ended June 30, 2025 included current year profitability, sustained cumulative profitability over the last three years and reasonable expectations of future period profitability both in the near and long term. The Company maintains its valuation allowance associated with the Pennsylvania net operating loss carryforwards.
The provision for income taxes for the years ended June 30, 2025, 2024 and 2023 is comprised of the following:

	Year ended June 30,
($ in thousands)	2025	2024	2023
Current:
Federal	$—	$(65)	$—
State	(1,368)	(729)	(92)
Foreign	—	—	—
Total current	(1,368)	(794)	(92)
Deferred:
Federal	40,092	(248)	(62)
State	3,628	57	(27)
Foreign	—	—	—
Total deferred	43,720	(191)	(89)
Total income tax benefit (provision)	$42,352	$(985)	$(181)

The components of pre-tax income are as follows:

	Year ended June 30,
($ in thousands)	2025	2024	2023
U.S. income	$26,489	$16,217	$996
Foreign losses	(4,308)	(3,239)	(182)
Total pre-tax income	$22,181	$12,978	$814

The Company considers the excess of the amount for financial reporting over the tax basis (including undistributed and previously taxed earnings) of investments in our foreign subsidiaries, as of June 30, 2025 to be indefinitely reinvested in the foreign jurisdictions on the basis of our specific plan for reinvestment and estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Therefore, the Company has not provided for deferred taxes related to such excess or the relevant portions thereof. The determination of any deferred taxes related to this excess is not practicable.

A reconciliation of the provision for income taxes for the years ended June 30, 2025, 2024 and 2023 to the indicated provision based on income before the provision for income taxes at the federal statutory rate of 21.0% for the fiscal years ended June 30, 2025, June 30, 2024, and June 30, 2023 is as follows:

	Year ended June 30,
($ in thousands)	2025	2024	2023
Tax at U.S Federal statutory rate	$(4,658)	$(2,725)	$(171)
Effects of permanent differences
Stock compensation	$90	$24	$(688)
Other permanent differences	$56	$(81)	$(497)
State income taxes, net of federal benefit	$(1,172)	$(613)	$(296)
Changes related to prior fiscal years	$(603)	$—	$51
Changes related to state tax rates	$67	$—	$(2,455)
Changes in valuation allowances	$48,221	$2,281	$3,942
Statutory Rates Different from U.S.	$262	$183	$—
Other	$89	$(54)	$(67)
Total	$42,352	$(985)	$(181)
As of June 30, 2025 the Company had federal, state, and international operating loss carryforwards of approximately $107.5 million, $80.6 million, and $7.8 million, respectively, to offset future taxable income. As of June 30, 2024 the Company had federal and state operating loss carryforwards of approximately $158.7 million and $90.6 million, respectively, to offset future taxable income. The timing and extent to which the Company can utilize operating loss carryforwards in any year may be limited because of provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). Federal, state, and international net operating loss carryforwards of $71.8 million, $9.2 million and $5.0 million, respectively, have indefinite lives and will not expire. The remaining $35.7 million of federal net operating loss carryforwards, $71.4 million of state operating loss carryforwards, and $2.8 million of international net operating loss carryforwards begin to expire in 2025. The net deferred tax assets arose primarily from net operating loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	As of June 30,
($ in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$32,435	$37,621
Receivable credit losses	1,208	1,367
Inventory reserves	614	541
Sales returns and allowances	2,410	2,463
Sales tax reserves	1,213	1,876
Deferred research and development	7,997	5,750
Stock-based compensation	4,564	4,327
Lease liabilities	2,397	2,410
Other	—	346
	52,838	56,701
Deferred tax liabilities:
Intangibles	(3,154)	(3,502)
Property and equipment	(17)	(1,179)
Right-of-use assets	(1,847)	(1,954)
Other	(52)	—
	(5,070)	(6,635)
Deferred tax assets, net	47,768	50,066
Valuation allowance	(4,515)	(50,532)
Deferred income taxes	$43,253	$(466)
As of June 30, 2025, the Company had total unrecognized income tax benefits of $0.7 million related to its nexus in certain state tax jurisdictions. If recognized in future years, $0.7 million of these currently unrecognized income tax benefits would impact the income tax provision and effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Year ended June 30,
($ in thousands)	2025	2024	2023
Balance at the beginning of the year	$799	$689	$572
Gross increases and decreases related to current period tax positions	—	—	—
Gross increases and decreases related to prior period tax positions	(112)	110	117
Balance at the end of the year	$687	$799	$689

The Company files income tax returns in the United States, various states, and international jurisdictions. The tax years ended June 30, 2022 through June 30, 2024 remain open to examination by taxing jurisdictions. While the statute of limitations has expired for years prior to the year ended June 30, 2022, changes in reported losses for those years are subject to examination by tax authorities to the extent that operating loss carryforwards from those prior fiscal years impact upon taxable income in current years. As of June 30, 2025, the Company did not have any income tax examinations in process.

14. EARNINGS PER SHARE CALCULATION
The calculation of basic and diluted earnings per share is presented below:

	Year ended June 30,
($ in thousands, except share and per share data)	2025	2024	2023

Numerator for basic and diluted earnings per share
Net income	$64,533	$11,993	$633
Preferred dividends	(578)	(578)	(623)
Net income available to common shareholders	$63,955	$11,415	$10

Denominator for basic earnings per share - Weighted average shares outstanding	73,162,211	72,819,220	71,978,901
Effect of dilutive potential common shares	1,520,854	1,352,878	535,733
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	74,683,065	74,172,098	72,514,634

Basic earnings per share	$0.87	$0.16	$—
Diluted earnings per share	$0.86	$0.15	$—

Potentially anti-dilutive shares excluded from the calculation of diluted earnings per share were approximately 0.9 million, 0.0 million, and 4.2 million for the year ended June 30, 2025, 2024 and 2023, respectively.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at cost which approximates fair value due to their liquid or short-term nature. We have not identified material factors that would significantly impact the fair value of our financial assets and liabilities. The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of June 30, 2025, as the debt facility was recently amended in January 2025 and the interest rates applicable are variable in nature. The fair value of the Company’s obligations under its long-term debt agreement with JPMorgan and Capital One was considered Level 2 liabilities of the fair value hierarchy because the instruments have interest rates that reset frequently. As described in Note 10 - Acquisitions, the purchase price of SB Software includes contingent consideration which is considered Level 3 liabilities of the fair value hierarchy due to the use of significant unobservable inputs in its valuation.

16. SHAREHOLDER'S EQUITY AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 640.0 million shares of common stock, with no par value. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders are entitled to vote, including the election of directors. The Company had approximately 73.3 million and 72.9 million shares of common stock issued and outstanding, respectively, as of June 30, 2025 and June 30, 2024.

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

Convertible Preferred Stock

The Company has 1.8 million of preferred stock authorized for issuance which may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of June 30, 2025, 900,000 preferred shares have been designated as Series A Convertible Preferred Stock. The other 900,000 preferred shares have not been designated. Each share of Series A Convertible Preferred Stock is convertible into 0.1988 of a share of common stock and each share of Series A Convertible Preferred Stock is entitled to 0.1988 of a vote on all matters on which the holders of common stock are entitled to vote. Series A Convertible Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Convertible Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the common stock.

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

The Series A Convertible Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2025. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Convertible Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders. The Series A Convertible Preferred Stock liquidation preference as of June 30, 2025 and 2024 is as follows:

	Year ended June 30,
($ in thousands)	2025	2024
For shares outstanding at $10.00 per share	$3,858	$3,858
Cumulative undeclared and unpaid dividends	19,443	18,864
	$23,301	$22,722

The Company has determined that its Series A Convertible Preferred Stock is contingently redeemable due to the existence of deemed liquidation provisions contained in its certificate of incorporation, and therefore classifies its convertible preferred stock outside of permanent equity. The Company has not made any adjustments to the carrying value of the Series A Convertible Preferred Stock to reflect the liquidation value of the shares inclusive of the cumulative undeclared and unpaid dividends because the Company has determined that a deemed liquidation event is not probable of occurring. Cumulative undeclared and unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2025, 2024 and 2023, no shares of Preferred Stock nor cumulative preferred dividends were converted into shares of common stock.

17. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Retirement Plan”) allows employees to make voluntary contributions, beginning on their first day of active employment, up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan. The Company may, in its discretion, make a matching contribution, a profit-sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election, at the beginning of the plan year, as to whether it will make a safe harbor contribution to the plan. In fiscal years 2025, 2024 and 2023, the Company elected and made safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the years ended June 30, 2025, 2024 and 2023 approximated $1.1 million, $0.9 million and $0.8 million, respectively, and are included within General and administrative expenses within our Consolidated Statements of Operations.

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

Purchase Commitments

As of June 30, 2025, the Company had no material firm purchase commitments over the next year.

19. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company and a recurring monthly subscription fee for the analytics services. The total expense recognized within Cost of subscription and transaction fees for the year ended June 30, 2025, 2024, and 2023 for these arrangements were $0.2 million, $0.2 million, and $0.4 million, respectively.

20. SEGMENT INFORMATION

The Company has one reportable segment, Cantaloupe, Inc. The business activities are managed on a consolidated basis. The types of software and services from which we generate revenue are described under our “Revenue Recognition” policy within Note 2 - Summary of Significant Accounting Policies.

Our chief operating decision maker, or CODM, is our Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income that is also reported on the Consolidated Statements of Operations as consolidated net income. The CODM does not use any segment asset measures to assess performance and decide how to allocate resources.

The following table sets out our measure of profit or loss and significant segment expenses:

	Year ended June 30,
($ in thousands)	2025	2024	2023
Revenue	$302,548	$268,596	$243,641

Segment expenses:
Costs of sales	(178,724)	(165,945)	(162,405)
Compensation and benefits	(50,065)	(45,502)	(38,476)
Rent, occupancy and insurance	(4,474)	(4,742)	(4,051)
Professional services	(11,455)	(13,384)	(22,828)
Subscription & cloud services	(9,968)	(8,264)	(1,908)
Other general & administrative expenses(1)	(9,655)	(6,021)	(5,596)
Depreciation and amortization	(15,877)	(10,570)	(7,618)
Other segment (benefits) expenses(2)	(148)	(1,191)	54
Income tax benefit (expense)	42,352	(985)	(181)
Segment net income	$64,533	$11,993	$633
(1) Other general & administrative expenses include marketing, bad debt expense, office supplies, adjustments to sales and use tax reserves and other various selling, general and administrative expenses.
(2) Other segment expenses (benefits) include interest and other income and interest expense.

The Company has operations in the U.S., Mexico, and the U.K. The Company did not earn material revenue in any country other than the United States during the years ended June 30, 2025, 2024, and 2023.

Long-lived assets, excluding intangible assets, by location were not material other than the United States. Tangible long-lived assets consist of property and equipment and operating lease right-of-use assets.

21. Subsequent Events

Merger with 365 Retail Markets, LLC

On June 15, 2025, Cantaloupe, Inc., a Pennsylvania corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 365 Retail Markets, LLC, a Delaware limited liability company (“365 Retail Markets”), Catalyst Holdco I, Inc., a Delaware corporation and a wholly-owned subsidiary of 365 Retail Markets (“Holdco”), Catalyst Holdco II, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdco (“Holdco II”), and Catalyst MergerSub Inc., a Delaware corporation and a wholly-owned subsidiary of Holdco II (“Merger Subsidiary”).

Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Merger Subsidiary will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned, indirect subsidiary of 365 Retail Markets. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, without par value, outstanding immediately prior to the Effective Time (other than (i) shares of common stock owned by the Company or any subsidiary of the Company as treasury stock (including all shares of Series A Convertible Preferred Stock, without par value, of the Company (“Preferred Stock”) redeemed by the Company in accordance with the terms of the Merger Agreement) or owned by 365 Retail Markets, Holdco, Holdco II, Merger Subsidiary or any other subsidiary of 365 Retail Markets (which will be automatically canceled at the Effective Time for no consideration), and (ii) shares of common stock, if any, contributed to 365 Retail Markets, Holdco, Holdco II or Merger Subsidiary by certain shareholders of the Company prior to the Effective Time (“Rollover Shares”), which will be subject to the treatment specified under the rollover agreement (if any) applicable to such Rollover Shares immediately prior to the Effective Time, and will be automatically canceled at the Effective Time for no consideration) will be canceled and converted into the right to receive $11.20 in cash, without interest (such amount per share, the “Merger Consideration”).

The Merger Agreement also provides that at or immediately prior to the Effective Time, (i) each Company RSU (as defined in the Merger Agreement) that is outstanding immediately prior to the Effective Time will become fully vested and free of restrictions and will be canceled and converted into the right to receive an amount in cash equal to the Merger Consideration, (ii) each Company PSU (as defined in the Merger Agreement) that is outstanding immediately prior to the Effective Time which remains subject to vesting based on achieving certain performance metrics will become vested with respect to that number of shares of common stock based on deemed achievement of the performance metrics at target performance, and will be canceled and converted into the right to receive, with respect to each such vested share of Company Stock underlying such Company PSU, an amount in cash equal to the Merger Consideration, (iii) each Company Restricted Stock Award (as defined in the Merger Agreement) that is outstanding immediately prior to the Effective Time will become fully vested and free of restrictions and will be canceled and converted into the right to receive an amount in cash equal to the Merger Consideration, and (iv) each outstanding In-the-Money Option (as defined in the Merger Agreement) will become fully vested and free of restrictions and be canceled in exchange for cash in an amount equal to (A) the total number of shares of common stock for which such In-the-Money Option is exercisable, multiplied by (B) the excess of the Merger Consideration over the per share exercise price of such In-the-Money Option, and each outstanding Out-of-the-Money Option (as defined in the Merger Agreement) will be canceled without consideration.

Cantaloupe and 365 Retail Markets each filed the HSR notification and report form for the Merger on July 15, 2025. On August 13, 2025, 365 Retail Markets submitted a formal letter to the Federal Trade Commission and the Antitrust Division of the Department of Justice to withdraw its HSR notification and report form, with the withdraw effective as of August 14, 2025, and refiled its HSR notification and report form on August 18, 2025. The waiting period under the the HSR Act, will expire on September 17, 2025, at 11:59 p.m., Eastern time, unless terminated early or extended by a request for additional information.

On September 4, 2025, the Company held a special meeting of shareholders, where shareholders voted to approve and adopt the Merger Agreement. Assuming timely satisfaction of the necessary closing conditions, including the expiration or termination of the waiting period under the HSR Act, the parties to the Merger Agreement currently expect the Merger to be completed in the second half of calendar year 2025. Upon consummation of the Merger, our common stock will be delisted from The Nasdaq Stock Market LLC and deregistered under Section 12(b) of the Exchange Act.
One Big Beautiful Bill Act

On July 4, 2025, new U.S. tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
On October 10, 2023, the Audit Committee (the “Audit Committee”) of the board of directors (the “Board”) of Cantaloupe, Inc. (the “Company”) approved, and the Board ratified, the dismissal of BDO USA P.C. (“BDO”) as the Company’s independent registered public accounting firm.

During the fiscal year ended June 30, 2023 and the subsequent interim period through October 10, 2023, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO would have caused BDO to make reference thereto in its reports on the consolidated financial statements for such years.

BDO’s reports on the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2023 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended June 30, 2023 and the subsequent interim period through October 10, 2023, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses in the Company’s internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures,” in the Company’s annual reports on Form 10‑K for the years ended June 30, 2023, filed with the SEC on September 25, 2023, and in Part I, Item 4, “Controls and Procedures,” in the Company’s quarterly reports on Form 10‑Q for the quarters ended September 30, 2022, December 31, 2022, and March 31, 2023, filed with the SEC on November 9, 2022, February 9, 2023 and May 9, 2023, respectively. The Audit Committee has discussed the material weaknesses in the Company’s internal control over financial reporting with BDO and authorized BDO to respond fully to the inquiries of Deloitte & Touche LLP (“Deloitte”), the Company’s new independent registered public accountants, concerning such material weaknesses.

Also on October 10, 2023, the Audit Committee further approved, and the Board ratified, the appointment of Deloitte as the Company’s new independent registered public accounting firm to perform independent audit services for the fiscal year ending June 30, 2024.

During the fiscal years ended June 30, 2023 and the subsequent interim period through October 10, 2023, neither the Company, nor anyone on its behalf, consulted Deloitte regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by Deloitte that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) the Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2025.

c) Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Deloitte & Touche LLP, as auditor of our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2025.

d) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2025.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of the Company's director of executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Information on each of members of the Board, including each board member’s principal occupation and business experience for at least the last five years, the names of other publicly held companies for which he or she serves as a director or has served as a director in the last five years, and the experience, qualifications, attributes and skills considered among the most important by our Nominating and Corporate Governance Committee and Board in determining that the nominee should serve as a director is set forth below.

Douglas G. Bergeron
Chairman of the Board
Age: 64
Director since April 2020
Former CEO, VeriFone (2001-2013)
Committees:
Compensation
Finance

Mr. Bergeron is the founder and sole shareholder of DGB Investments, Inc., a diversified holding company of technology investments. In 2001, he led the acquisition of VeriFone Systems, Inc. (“Verifone”), a company that provides technology for electronic payment transactions at the point-of-sale, from Hewlett-Packard. In 2002, Mr. Bergeron, as Chief Executive Officer of Verifone, partnered with GTCR and grew VeriFone into a multi-national company with an enterprise value exceeding $4 billion by 2013, when he left the company.

Mr. Bergeron is on the Board of Overseers of the Hoover Institution at Stanford University and is a permanent member of the Council on Foreign Relations. Mr. Bergeron holds an Honours B.A. in Computer Science from York University in Toronto and a Masters of Science in Systems Management from the University of Southern California in Los Angeles. In 2013, he was awarded an Honorary Doctorate of Laws (LLD) from York University. We believe Mr. Bergeron’s extensive experience in the payments industry and his background in finance provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board.

Lisa P. Baird
Age: 64
Director since April 2020
President and CEO, NextUp
Committees:
Compensation
NCG

Ms. Baird is the President and CEO of NextUp, the leading non-profit member organization providing learning programs and events for Fortune 500 companies. Ms. Baird has extensive experience as a senior executive responsible for sales, communications, marketing, and governance for top sports properties including the NFL, USOPC and NWSL and Fortune 50 companies including IBM, General Motors, Bristol Myers, Johnson & Johnson and the Procter & Gamble Company.

Ms. Baird has served as an Independent Director on the Board of Fox Racing, which was acquired by Vista Outdoor Inc., Elite Sportswear, L.P., a global leader in sportswear, and Soundview Paper Company, LLC, a consumer paper products company.
Education

Ms. Baird earned an A.B. in English from Penn State University (1982) where she also earned an MBA from The Smeal College of Business (1984). We believe Ms. Baird’s strong communications, marketing, sales and operating experience and a proven record of creating, building, and leading well-known brands provides the requisite qualifications, skills, perspectives, and experiences to serve on our Board.

Ian Harris
Age: 36
Director since February 2022
Chief Financial Officer, Talkspace, Inc.
Committees:
Finance
Compensation

Mr. Harris is the Chief Financial Officer of Talkspace, Inc. (NASDAQ: TALK), a leading healthcare technology company that provides virtual behavioral healthcare services. Prior to joining Talkspace, Mr. Harris was a Partner and Managing Director at Hudson Executive Capital, an investment firm that seeks to identify value-oriented opportunities in the small/mid-cap U.S. public markets, from May 2017 to May 2024. Mr. Harris also serves on the board of Liberated Syndication Inc., a leading provider of podcast hosting and advertising services. From August 2020 until February 2022, Mr. Harris also served as an advisor to the Company’s management team and the Board on financial and operational matters. Prior to joining Hudson Executive, Mr. Harris served as an investment banking Associate at Barclays Capital.

Mr. Harris received his Bachelor of Arts degrees from Brown University. We believe Mr. Harris’s familiarity with the Company and his background in corporate finance and investing provides the requisite qualifications, skills, perspectives and experiences to serve on our Board.

Jacob Lamm
Age: 60
Director since April 2020
Founder & Independent Consultant, Enterik Advisory LLC
Committees:
NCG
Finance (Chair)

Mr. Lamm is founder and Independent Consultant to Enterik Advisory LLC, providing executive and board level consulting services with a focus on organic and inorganic growth strategies. Mr. Lamm was the Chief Operating Officer of InVisionApp Inc., a digital product design platform, from 2020 to 2022. He previously served as Executive Vice President of CA Technologies, a provider of information technology management software and solutions, from 2009 to 2019, where he was responsible for corporate strategy, M&A, venture investing, strategic alliances, and new business incubation. Prior to joining CA Technologies, he co-founded and served as CTO of Professional Help Desk, a provider of Service Management software that was acquired by CA Technologies.

Additionally, Mr. Lamm has served as a director of both private and non-profit organizations, serving as a director for the Long Island High Technology Incubator, the New York State Smart Grid Consortium and Watermark Medical Inc., a medical technology company focused on remote diagnostic testing, therapy and patient follow-up, the latter from 2010 to 2018.

Mr. Lamm earned a B.S. in computer information science from the City University of New York - Brooklyn College in 1987. We believe Mr. Lamm’s extensive experience in high-growth technology companies provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board.

Michael K. Passilla
Age: 58
Director since April 2020
CEO, Posillipo Ventures, Inc.
Committee:
Compensation (Chair)

Mr. Passilla has served as the CEO of Posillipo Ventures, Inc., an investment and advisory services business, since 2018. He previously served as Vice Chairman at Chase Merchant Services, the global payment processing division of JPMorgan Chase & Co, from 2016 to 2018. Prior to that, he was the Chief Executive Officer of Chase Merchant Services from 2013 to 2016. Mr. Passilla was the Chief Executive Officer and President of Elavon, Inc., a global payments processing firm, from 2010 to 2013.
Mr. Passilla has been a member of the Board of Directors of Priority Technology Holdings, Inc. (NASDAQ: PRTH), an IT service management company, since 2019, a Strategic Advisor to Optimized Payments, Inc., a consulting and analytics firm specializing in the payments ecosystem, since 2021, a member of the Board of Directors of Bridge2 Solutions, LLC, a SaaS platform technology company, since 2020 (until it was sold to Bakkt), and a member of the Board of Directors of P97 Networks, Inc., a mobile commerce and digital marketing platform, since 2019 up until its sale in April of 2025.

Mr. Passilla earned a BBA from the University of Notre Dame in 1989 and earned an MBA from The J.L. Kellogg Graduate School of Management at Northwestern University in 1995. We believe Mr. Passilla’s leadership experience and extensive knowledge of the payments industry provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board.

Ellen Richey
Age: 76
Director since April 2020
Former Vice Chair of Risk and Public Policy, Visa Inc.
Committees:
Audit and Risk
Finance

Ms. Richey served as Vice Chair of Risk and Public Policy of Visa Inc. (“Visa”), a global payments technology company, from 2014 to 2019, and as Chief Risk Officer from 2017 to 2019. In such roles, Ms. Richey oversaw risk management, including enterprise risk, settlement risk, operational resilience, internal audit, and risks to the integrity of the broader payments ecosystem, and served as a member of Visa’s senior executive committee. During 2014, Ms. Richey concurrently served as Chief Legal Officer, assuming responsibility for the legal function in addition to her risk responsibilities. From 2007 to 2013, Ms. Richey served as Executive Vice President and Chief Enterprise Risk Officer. In that role, she was responsible for oversight of Visa’s compliance, audit and risk teams, including payment system risk, settlement risk and enterprise risk.
Ms. Richey serves on the Board of Directors of Green Dot Corporation (NYSE: GDOT), for which she has served on the Risk and Nominating and Corporate Governance Committees, chairing the Risk Committee since 2023. She also served on the Board of Directors of the Girl Scouts of Northern California, which she chaired from 2018 to 2022.

Ms. Richey earned a B.A. in Linguistics and Far Eastern Languages from Harvard University (1970) and a J.D. from Stanford University (1977) and served as a law clerk for Associate Justice Lewis F. Powell, Jr., of the United States Supreme Court, from 1979 to 1980. We believe Ms. Richey’s extensive experience in the payments industry and in risk management, compliance and audit provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board.

Anne M. Smalling
Age: 59
Director since April 2020
President & Managing Partner, HM International, LLC
Committees:
Audit and Risk
NCG (Chair)

Ms. Smalling is President and Managing Partner of HM International, LLC (“HMI”), a diversified holding company with a long-term investment focus. She provides oversight and supervision of the operating businesses focusing on strategic planning, financing, acquisition and divestitures.

Ms. Smalling currently serves as the Chair of the Boards of Directors of Quality Sausage Company, LLC, and American Innovations. She also serves on the Boards of Directors of Igasamex, S. de R.L. de C.V., Garrison Brothers, Organicare and The Savings Group. She formerly served as Chairman of Windsor Quality Food Company, a leader in frozen food manufacturing for consumers and foodservice, from 2004 to 2014.

Ms. Smalling earned a B.S. in Developmental Psychology from Cornell University (1987) and an MBA from Harvard Business School (1992). We believe Ms. Smalling’s operational expertise and experience in strategic planning and financing in a broad range of industries, provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board.

Ravi Venkatesan
Age: 49
Director since October 2022
CEO, Cantaloupe, Inc.
Committee:
None

Mr. Venkatesan is the Company’s Chief Executive Officer. Mr. Venkatesan served as the Company’s Chief Operating Officer from February 2022 until his promotion as CEO effective October 1, 2022, and prior to that, as the Company’s Chief Technology Officer since December 2020. Prior to joining the Company, Mr. Venkatesan was Head of Innovation at Bakkt Holdings, Inc. (“Bakkt”). He held the dual roles of Chief Technology Officer and Chief Product Officer at Bridge2 Solutions, Inc., preceding its sale to ICE, the 365 Retail Markets company of Bakkt. Prior to his position at Bakkt he was the Vice President of Information Technology Strategy and Delivery at Cbeyond, Inc. Earlier in his career he served as a consulting leader with Accenture LLP.

Mr. Venkatesan graduated from Bangalore University in 1997 with a degree in Electronics and went through a Post Graduate Program in Finance and Information Management from the Management Development Institute in 2000. We believe Mr. Venkatesan’s track record of technology leadership and experience in payments companies, as well as his unique understanding of our operations, opportunities and challenges provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board.

Shannon S. Warren
Age: 55
Director since April 2020
Owner & Principal, SSW Consulting LLC
Committee:
Audit and Risk (Chair)

Ms. Warren is the owner and principal of SSW Consulting LLC, which provides risk and finance advisory services. Ms. Warren was the Chief Control Officer of JPMorgan Chase & Co. (JPM), a global financial services firm, from 2012 to 2016. In this role, she established the Oversight and Control function, designed the framework for the identification and management of operational risk in all products and services offered by JPM, implemented more comprehensive operational risk management technology and managed supervisory regulatory relationships globally. Prior to this role, Ms. Warren was the Corporate Controller and held several additional finance roles at JPM since joining in 2000 and has expertise in accounting and financial reporting matters.
Ms. Warren currently serves as a member of the Board of Directors of Firstkey Homes LLC, Member of the Competitiveness Council for Cerberus Operations and Advisory Company, and advisor to Brex, Inc. and Azimuth GRC.
Ms. Warren is a graduate of the University of Michigan and is a Certified Public Accountant (inactive). We believe Ms. Warren’s extensive experience in the payments industry and in compliance and audit provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board.

Executive Officers

The following is detailed information about each of our executive officers other than Mr. Venkatesan whose biographical information is included under “—Board of Directors” above.

Scott Stewart
Position(s): Chief Financial Officer (since February 2022)
Age: 52

As Chief Financial Officer, Mr. Stewart oversees the Company’s finance organization, including financial strategy and operations, accounting and financial reporting, planning and analysis, tax, treasury, and investor relations. Prior to becoming Chief Financial Officer, Mr. Stewart served as the Chief Accounting Officer of Cantaloupe from September 2020 until January 2022. Mr. Stewart joined Cantaloupe after serving 13 years with the Intercontinental Exchange (ICE), which operates exchanges and clearing houses across the globe, such as the New York Stock Exchange (NYSE), and provides data services and technology solutions to financial institutions, investors and corporations. During his time at ICE, Mr. Stewart served in various positions, most recently as Assistant Controller, where his responsibilities included managing and overseeing the production of external financial statements, implementation of new accounting standards, maintaining corporate controls and ensuring SOX compliance across all accounting processes. Following ICE’s acquisition of NYSE, Mr. Stewart supervised the integration of NYSE’s accounting function into ICE’s accounting group, including the transition of employees, consolidation of job functions, roles and responsibilities, and moving the NYSE accounting function from New York to Atlanta. Prior to his employment with ICE, Mr. Stewart was a Senior Auditor at Ernst & Young from 2003 until 2007.

A graduate of Clemson University, Mr. Stewart holds both a Bachelor of Science in Accounting and Master of Professional Accountancy. He is also a certified public accountant.

Jeffrey Dumbrell
Position(s): Chief Revenue Officer (since January 2022)
Age: 56

Mr. Dumbrell has over 20 years of experience building and scaling high-performing payments and technology organizations globally. Prior to joining Cantaloupe, Mr. Dumbrell served as Senior Vice President, Strategic Partnerships at Boost Payment Solutions from July 2021 until December 2021. From 2018 to 2021, Mr. Dumbrell was a partner at Boyden Global and president at SCP Holdings, Inc. From 2013 until 2016, Mr. Dumbrell co-founded and was CEO of PowaPOS, a B2B infrastructure provider of tablet and smartphone-based payments technology for the point-of-sale industry, prior to its sale to SuperCom (Nasdaq: SPCB) in 2016. From 2008 to 2013, Dumbrell served as EVP of Europe, Middle East, Africa and Asia Pacific at VeriFone Systems, Inc. where revenue grew during his tenure from approximately $350 million to over $900 million across 50+ countries. Prior to that role, Dumbrell led VeriFone’s North America effort for five years, growing revenue to over $350 million. While at VeriFone he expanded the company’s highly successful channel partnership relationships in the US, Canada, and throughout Europe and the Middle East.

Gaurav Singal
Position(s): Chief Technology Officer (since September 2022)
Age: 47

Mr. Singal has over 20 years in experience scaling technology companies and driving product innovation. Prior to joining Cantaloupe, Singal served as the executive Vice President and Chief Information Officer of the Georgia Lottery Corporation, where he led the organization through a successful digital transformation. His previous experience includes serving as the Chief Product Officer for Last Mile at XPO Logistics, a Vice President of technology at Goldman Sachs, and as a former technology startup founder. Mr. Singal holds an undergraduate degree in Chemical Engineering from the Indian Institute of Technology at Delhi and a Master’s degree in Computer Science from the University of Illinois, Chicago.

Anna Novoseletsky
Position(s): Chief Legal and Compliance Officer & General Counsel, Corporate Secretary (since January 2023)
Age: 48

Ms. Novoseletsky is a seasoned attorney with expertise in global payments, digitization, and e-commerce. Prior to joining Cantaloupe, Ms. Novoseletsky was VP & Associate General Counsel and Head of Legal at Discover Financial Services, where she partnered with senior executives to set strategy within the payments business to evaluate risk on various global business initiatives, focused on corporate governance and regulatory framework of the payments service industry, and was General Counsel for Discover Network, PULSE Network, and Diners Club International. Ms. Novoseletsky earned her Juris Doctor degree from Northwestern University School of Law and her Bachelor and Master of Laws from the Ukrainian State Law Academy with highest honors. Ms. Novoseletsky is an active member of the Legal Aid Society’s Advisory Board of the Metropolitan Family Services of Chicago and devotes significant time to volunteerism and pro bono work. Previously she practiced at Latham & Watkins LLP, one of the premier global business law firms, where she started her practice focusing on public and private mergers and acquisitions and advising independent directors in conflict-of-interest transactions, and public company representation. Prior to that role, Ms. Novoseletsky started her legal career in Russia and Ukraine, practicing law under the umbrella of a consulting company in Moscow.

Jared Grachek
Position(s): Chief Accounting Officer (since May 2023)
Age: 39

As Chief Accounting Officer, Mr. Grachek serves as Cantaloupe’s principal accounting officer, overseeing all accounting and financial reporting processes. From April 2021 to May 2023, Mr. Grachek worked as the Controller for Lending Point, a large private equity-backed financial technology company, where he was directly responsible for all accounting operations including financial reporting, technical accounting, and tax compliance. From May 2008 to March 2021, Mr. Grachek worked in the audit practice at the accounting firm Ernst & Young where he served public and private companies in the financial technology and capital markets industries. Mr. Grachek is a financial professional with more than fifteen years of combined industry and public accounting (Big 4) experience supporting SEC registrants and rapidly growing private companies externally though audit and consulting engagements and internally through the controllership function.

Mr. Grachek earned his Master's in Business Administration from Emory University Goizueta Business School, his Master of Science in Accountancy from the University of Notre Dame - Mendoza College of Business and his Bachelor of Business Administration in Finance from the University of Georgia -Terry College of Business. Mr. Grachek is also a Certified Public Accountant.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission reports of ownership of Company securities and changes in reported ownership. Based on a review of reports filed with the SEC, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended June 30, 2025, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except reports filed by Messrs. Bergeron, Lamm, Harris and Passilla and Mses. Baird, Warren and Smalling regarding the grant of RSUs, which were filed late as a result of an administrative error, as well as reports filed by Messrs. Grachek, Stewart, Venkatesan, Singal and Dumbrell and Ms. Novoseletsky regarding historic grants of RSUs, which were similarly filed late as a result of an administrative error.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees. The Code of Conduct is posted on our website at www.cantaloupe.com. The Board must grant any waiver from a provision of the Code of Conduct to any executive officer or director, and any such waiver will be disclosed as required by law or stock market regulation.

Board Committees

As permitted under Pennsylvania law and the Company’s Articles of Incorporation and Bylaws, the Board has established and delegated certain authority and responsibility to four standing committees: the Audit and Risk Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Finance Committee (each, a “Committee”). The Board annually reviews the membership of, and the authority and responsibility delegated to, each committee.

Audit & Risk Committee and Financial Experts

Mses. Warren, Smalling and Richey are the members of the Audit Committee. Ms. Warren, an independent director, has been identified as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC.

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

Item 11. Executive Compensation.

Compensation Discussion & Analysis

The following Compensation Discussion and Analysis (“CD&A”) provides information regarding our executive compensation philosophy, the elements of our executive compensation program, and the factors that were considered in the compensation actions and decisions for our named executive officers during fiscal 2025. The CD&A should be read together with the compensation tables and related disclosures set forth elsewhere herein.

Named Executive Officers

During fiscal 2025, our named executive officers (“NEOs”) were as follows:

•Ravi Venkatesan (Chief Executive Officer)
•Scott Stewart (Chief Financial Officer)
•Jeffrey Dumbrell (Chief Revenue Officer)
•Gaurav Singal (Chief Technology Officer)
•Anna Novoseletsky (Chief Legal and Compliance Officer)

Fiscal Year 2025 Compensation Highlights

Elements of Compensation

The components of our NEO compensation program are summarized in the table below, and more detailed discussions of each component follow:

Element	Key Characteristics	Why We Pay This Element	How We Determine
Base Salary	•Fixed compensation component payable in cash. Reviewed annually and adjusted when appropriate.	•Provide a base level of competitive cash compensation for executive talent.	•Experience, job scope, and individual performance. •Market and peer data

Annual Bonus	•Variable compensation component payable in cash based on performance as compared to Company and/or individual performance goals.	•Motivate and reward executives for performance on key operational, financial, and personal measures during the year.
•Organizational and/or individual performance. Discretionary bonuses are based on various factors, including past performance.
•Market and peer data.
•2025 Financial Goals Based on: Revenue, Adjusted EBITDA, Monthly Recurring Revenue Growth.

Equity Awards	•Variable compensation component payable in restricted stock, restricted stock units, and/or stock options.	•Alignment of long-term interests of management and shareholders and retention of executive talent.	•Organizational and/or individual performance. •Outstanding Performance-Based Options Goals Based on: Share Price.
Perquisites and Other Personal Benefits	•Provide basic competitive health, welfare, and 401(k) benefits.	•Provide market-standard benefits programs to our workforce.	•Periodic review of benefits provided generally to all employees.

Incentive Plan Performance

Annual bonuses for fiscal year 2025 were awarded based on the achievement of predetermined corporate goals and the Board of Directors discretionary evaluation (discretion made up 15% of the predetermined corporate goals). The corporate goals were based on the Company’s Adjusted EBITDA (40%), Revenue (25%), Monthly Recurring Revenue Growth (20%), as detailed in the tables below:

Metric	Goal Weighting	Minimum Objective	Payout	Target Objective	Payout	Target Objective	Payout
Adjusted EBITDA(1)	40%	43,000,000	70%	47,800,000	100%	53,000,000	130%
Total Revenue	25%	308,000,000	70%	315,000,000	100%	322,000,000	130%
Monthly Recurring Revenue(2)	20%	10%	70%	15%	100%	20%	130%
Board Discretion	15%	Not applicable

(1)We define Adjusted EBITDA as U.S. GAAP net income before (i) interest income, (ii) interest expense, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, and (vii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations such as (a) investigation, proxy solicitation and restatement expenses, net of insurance recoveries, (b) integration, acquisition, due diligence, and license application expenses, (c) costs as a result of auditor transitions, (d) severance, and (e) remediation expenses.
(2)We define Monthly Recurring Revenue Growth as the increase in revenue generated from subscription services during the fiscal year and use this metric as we believe it appropriately incentivizes our NEOs to achieve sustainable growth, which setting challenging goals that, if achieved, will deliver value to our shareholders.

Our Compensation Philosophy

The Company’s compensation philosophy is designed to attract and retain key executives responsible for our success, reflect pay-for-performance, and align management’s interests with the creation of long-term shareholder value. The Compensation Committee believes that these goals are best accomplished by tying a significant portion of compensation to the achievement of performance goals and equity incentives.

Emphasis on Equity Awards

In particular, the Compensation Committee believes that equity awards are an essential component of an effective compensation program because they provide a direct link between our shareholders’ interests and our employees, executive officers, directors, and advisors. The Compensation Committee - and the Board - believe that this link is key to the future success of the Company and have been working to implement changes in the Company’s compensation programs to emphasize equity compensation. A more prominent role for equity compensation in our programs also enhances equity ownership in the Company by our employees, executive officers, and directors, which our Compensation Committee and Board believe is essential to increasing shareholder alignment. The Compensation Committee firmly believes that the Company can best attract and retain key talent by providing attractive “upside” growth opportunity if our leadership succeeds in improving our Company’s past performance, which is directly aligned with our shareholder interests. For further information on our equity award program for our NEOs, please see the below discussion under “-Equity Awards.”

Compensation Process

Roles and Responsibilities

Compensation Committee: The Compensation Committee is responsible for annually reviewing and recommending to the Board for approval the corporate goals and objectives relevant to the compensation of the executive officers of the Company, evaluating the executive officers’ performance in light of those goals and objectives, and recommending for approval to the Board the executive officers’ compensation levels based on this evaluation.

Chief Executive Officer: From time to time, the Compensation Committee may seek input and recommendations from the Chief Executive Officer regarding the compensation of other executive officers; however, the Chief Executive Officer is not present during voting or deliberations on his compensation.

Compensation Consultant: Our Compensation Committee engaged Aon’s Human Capital Solutions practice, a division of Aon PLC (“Aon”), otherwise known as McLagan, as its executive compensation consultant beginning during fiscal year 2022. In this capacity, Aon advised the Compensation Committee on the structure and design of our executive compensation program, including the amount and mix of compensation for fiscal years 2023, 2024, and 2025, on the Company’s comparative peer group, and director compensation.

Market Analysis

Our peer group was selected based on industry relevancy with revenue and market capitalization metrics utilized to ensure appropriate size comparisons. The peer group approved and used by the Compensation Committee during fiscal year 2025 was made up of these 16 companies:

•Atlanticus Holding Corporation
•AvidXchange Holdings, Inc.
•Bakkt Holdings, Inc.
•Cardlytics, Inc.
•Cass Information Systems, Inc.
•CoreCard Corporation
•CPI Card Group, Inc.
•Flywire Corporation
•i3 Verticals, Inc.
•International Money Express, Inc.
•PAR Technology Corporation
•PaySign, Inc.
•Priority Technology Holdings, Inc.

•Repay Holdings Corporation
•Sezzle, Inc.
•Usio, Inc.

Aon provided the Compensation Committee with comparative analyses based on (1) proxy data from Cantaloupe’s identified peer group and (2) industry data from Aon’s proprietary surveys. Market data is used as a reference point and is only one factor in the Compensation Committee’s overall assessment process. Executive compensation levels at Cantaloupe are not directly tied to any specific “benchmark” or other comparative market level. While Aon reports to the Compensation Committee, it also works with the Company’s Human Resources department and senior management to facilitate Compensation Committee work. Representatives of Aon attended and presented its study results, by video conference, to a meeting of the Compensation Committee.

The Compensation Committee considered factors relevant to Aon’s independence under SEC and Nasdaq rules and has determined that Aon is independent under these factors.

Fiscal Year 2025 Executive Compensation

The summary below represents the Company’s 2025 executive compensation overview.

Base Salary

NEO	Fiscal 2024 Beginning-of-Year Annual Base Salary	Fiscal 2025 End-of-Year Annual Base Salary	% Increase
Mr. Venkatesan	$450,000	$450,000	—%
Mr. Stewart	$400,000	$416,000	4%
Mr. Dumbrell	$400,000	$416,000	4%
Mr. Singal	$362,250	$373,115	3%
Ms. Novoseletsky	$325,000	$350,000	8%

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

Annual Bonus

Performance-based annual cash bonuses based on achievement of pre-established performance goals provide NEOs with an opportunity to receive additional cash compensation based on their performance and Company results, including the achievement of pre-determined Company and/or individual performance goals. Although the Compensation Committee intends that our annual bonus program should primarily rely on pre-established performance metrics and goals, the Compensation Committee also retains flexibility to include discretionary elements in our program so that the program may be adapted to adequately suit its retentive purpose and reflect performance that may not be adequately captured in pre-established, objective metrics.

Annual bonuses for fiscal year 2025 were awarded based on the achievement of predetermined corporate goals and the Board of Directors discretionary evaluation (discretion made up 15% of the predetermined corporate goals). The corporate goals were based on the Company’s Adjusted EBITDA (40%), Revenue (25%), and Monthly Recurring Revenue Growth (20%), as detailed in the table below:

Component	Weight	Rationale
Adjusted EBITDA	40%	These metrics appropriately incentivized our NEOs to achieve sustainable growth in fiscal year 2025, while setting challenging goals that, if achieved, would deliver value to our shareholders.
Revenue ($)	25%
Monthly Recurring Revenue Growth (%)	20%
Board Discretion (%)	15%

Achievement below the Minimum level as established in the below table would result in a “Percent Achieved” of 0% for the applicable metric. Achievement at the Target level would result in a “Percent Achieved” of 100% for the applicable metric. And achievement at the Maximum level would result in a “Percent Achieved” of 130% for the applicable metric. Each metric was capped at a “Percent Achieved” of 130%. Payouts are interpolated on a linear basis for achievement between the levels set forth in the table. The Compensation Committee selected the Adjusted EBITDA, Revenue, and Monthly Recurring Revenue Growth (the increase in revenue generated from subscription services during the fiscal year) metrics because it believed that these metrics appropriately incentivized our NEOs to achieve sustainable growth in fiscal year 2025, while setting challenging goals that, if achieved, would deliver value to our shareholders. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP. We use this non-GAAP financial measure for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, which we believe makes it appropriate to use for our incentive compensation plans. We define Adjusted EBITDA as U.S. GAAP net income before (i) interest income on cash and leases, (ii) interest expense on debt and sales tax reserves, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, (vii) fees and charges, net of reimbursement from insurance proceeds, that were incurred in connection with the 2019 Investigation and financial statement restatement activities as well as proxy solicitation costs that are not indicative of our core operations, (viii) one-time project expense, one-time severance expenses, and infrequent integration and acquisition expense, and (ix) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations including asset impairment charges, and gain on extinguishment of debt.

Financial Goals and Achievement

Based on the actual achievement of each metric in fiscal year 2025 described below, the Compensation Committee calculated an overall achievement on the fiscal 2025 corporate goals of 71.8%, as detailed in table below:

Performance Metric	Minimum	Target	Maximum	Actual Achieved	Percent Achieved	Weighting	Weighted Percent Achieved
Adjusted EBITDA ($)	$43,000,000	$47,800,000	$53,000,000	$46,740,000	93.4%	40%	37.4%
Revenue ($)	$308,000,000	$315,000,000	$322,000,000	$302,548,000	—%	25%	—%
Monthly Recurring Revenue Growth (%)	10%	15%	20%	11%	82.2%	20%	16.4%
Board Discretion (%)	Not applicable.	Not applicable.	Not applicable.	Not applicable.	Not applicable.	15%	18.0%
Total Corporate Percent Achieved	71.8%

No personal achievement levels were determined for each of our NEO’s in fiscal year 2025 as each NEO’s annual target bonus opportunity is equal to a percentage of their base salary, based on the achievement of corporate performance goals. The individual performance goals for each of our NEOs were primarily focused on projects and initiatives within the functional areas of each NEO to support the accomplishment of corporate goals. For fiscal 2025, the board approved 120% payout on the board discretionary target.

Fiscal Year 2025 Annual Bonuses

Based on the results achieved above, fiscal year 2025 bonuses earned by each of our NEOs we calculated as set forth in the below table (and in the “Summary Compensation Table” below).

Name	Weight of Corporate Portion	Total Percentage Achieved (A)	Target Bonus (B)	Fiscal 2025 Annual Bonus (A x B)
Ravi Venkatesan	100%	71.8%	$450,000	$323,100
Scott Stewart	100%	71.8%	$208,000	$149,344
Jeffrey Dumbrell	100%	71.8%	$208,000	$149,344
Gaurav Singal	100%	71.8%	$186,559	$133,949
Anna Novoseletsky	100%	71.8%	$175,000	$125,650

Equity Awards

As described above, our Compensation Committee believes that equity awards are an essential component of an effective compensation program, because they provide a direct link between our shareholders’ interests and our employees, executive officers, directors, and advisors. Our Compensation Committee is therefore focused on emphasizing the importance of equity compensation awards in setting executive compensation.

Ravi Venkatesan	Fiscal Year 2023
•On August 11, 2022, Mr. Venkatesan was awarded a grant of 12,011 RSUs, which vest in three equal installments on each of anniversary of the grant date, generally subject to Mr. Venkatesan’s continued employment through each such vesting date.
•In connection with his appointment to Chief Executive Officer, Mr. Venkatesan was granted the option to purchase 800,000 options pursuant to the Company’s 2018 Equity Incentive Plan, to be vested equally on the first four anniversaries of October 1, 2022, which are subject to the terms of the award agreement and contingent on the approval of additional shares in the Second Amendment to the Company’s 2018 Equity Incentive Plan.

Fiscal Year 2024
•On August 4, 2023, Mr. Venkatesan was awarded a grant of 32,904 RSUs, which vest in three equal installments on each of anniversary of the grant date, generally subject to Mr. Venkatesan’s continued employment through each such vesting date.

Fiscal Year 2025
•On September 2024, Mr. Venkatesan was awarded a grant of 26,745 RSUs, which vest in three equal installments on each of anniversary of the grant date, generally subject to Mr. Venkatesan’s continued employment through each such vesting date.

Scott Stewart	Fiscal Year 2023
•On August 11, 2022, Mr. Stewart was awarded a grant of 11,260 RSUs and 225,000 options, which each vest in three equal installments on each of anniversary of the grant date, generally subject to Mr. Stewart’s continued employment through each such vesting date.

Fiscal Year 2024
•On August 4, 2023, Mr. Stewart was awarded a grant of 16,952 RSUs, which vest in three equal installments on each of anniversary of the grant date, generally subject to Mr. Stewart’s continued employment through each such vesting date.

Fiscal Year 2025
•On August 2, 2024, Mr. Stewart was awarded a grant of 37,500 RSUs, which vest in three equal installments on each of anniversary of the grant date, generally subject to Mr. Stewart’s continued employment through each such vesting date.
•On September 20, 2024, Mr. Stewart was awarded a grant of 14,264 RSUs, which vest in three equal installments on each of anniversary of the grant date, generally subject to Mr. Stewart’s continued employment through each such vesting date.

Jeff Dumbrell	Fiscal Year 2023
•On August 12, 2022, Mr. Dumbrell was awarded a grant of 11,260 RSUs and 225,000 options, which each vest in three equal installments on each of anniversary of the grant date, generally subject to Mr. Dumbrell’s continued employment through each such vesting date.

Fiscal Year 2024
•On August 4, 2023, Mr. Dumbrell was awarded a grant of 16,952 RSUs, which vest in three equal installments on each of anniversary of the grant date, generally subject to Mr. Dumbrell’s continued employment through each such vesting date.

Fiscal Year 2025
•On August 2, 2024, Mr. Dumbrell was awarded a grant of 37,500 RSUs, which vest in three equal installments on each of anniversary of the grant date, generally subject to Mr. Dumbrell’s continued employment through each such vesting date.
•On September 20, 2024, Mr. Dumbrell was awarded a grant of 14,264 RSUs, which vest in three equal installments on each of anniversary of the grant date, generally subject to Mr. Dumbrell’s continued employment through each such vesting date.

Gaurav Singal	Fiscal Year 2023
•In connection with our hiring of Mr. Singal as our Chief Technology Officer, Mr. Singal was awarded an initial grant of 200,000 stock options on October 27, 2022 with an exercise price of $3.27 per share, which are eligible to vest as follows: eligible to vest in three equal annual installments on the first three anniversaries of the October 27, 2022 dates and in each case subject to Mr. Singal’s continued employment through the applicable vesting date.

Fiscal Year 2024
•On August 4, 2023, Mr. Singal was awarded a grant of 15,355 RSUs, which vest in three equal installments on each of anniversary of the grant date, generally subject to Mr. Singal’s continued employment through each such vesting date.

Fiscal Year 2025
•On September 20, 2024, Mr. Singal was awarded a grant of 12,198 RSUs, which vest in three equal installments on each of anniversary of the grant date, generally subject to Mr. Singal’s continued employment through each such vesting date.

Anna Novoseletsky	Fiscal Year 2023	•N/A
Fiscal Year 2024
•In connection with our hiring of Ms. Novoseletsky as our Chief Legal and Compliance Officer, Ms. Novoseletsky was awarded an initial grant of 100,000 stock options on January 24, 2023, with an exercise price of $5.19 per share, which are eligible to vest as follows: eligible to vest in three equal annual installments on the first three anniversaries of the January 24, 2023 dates and in each case subject to Ms. Novoseletsky’s continued employment through the applicable vesting date.
•On August 4, 2023, Ms. Novoseletsky was awarded a grant of 14,258 RSUs, which vest in three equal installments on each of anniversary of the grant date, generally subject to Mrs. Novoseletsky’s continued employment through each such vesting date.

Fiscal Year 2025
•On September 20, 2024, Ms. Novoseletsky was awarded a grant of 11,589 RSUs, which vest in three equal installments on each of anniversary of the grant date, generally subject to Ms. Novoseletsky’s continued employment through each such vesting date.

Executive Perquisites and Other Benefits

Perquisites do not make up a significant portion of NEO compensation. Our NEOs are generally entitled to participate in the health care coverage, group insurance, and other employee benefits (e.g., 401(k) plan) broadly available to our other employees.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with the Company’s management. Based upon such review and the related discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Michael K. Passilla (Chair)
Lisa P. Baird
Douglas Bergeron

Summary Compensation Table
The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2025, 2024, 2023, to each of our fiscal year NEOs. For further information regarding the Company’s fiscal 2025 compensation program for our NEOs, please refer to the discussion above under “-Elements of Compensation” and “-Executive Employment Agreements.”

Name and Principal Position	Fiscal Year	Salary(1)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(5)	Total
Ravi Venkatesan Chief Executive Officer	2025	450,000	172,238	—	323,123	12,346	957,707
	2024	450,000	244,148	—	344,475	7,615	1,046,238
	2023	434,003	80,233	1,856,000	420,389	11,909	2,802,534
Scott Stewart Chief Financial Officer	2025	416,000	631,110	—	149,355	228,696	1,425,161
	2024	394,386	125,784	—	153,100	20,396	693,666
	2023	377,723	75,217	902,250	206,386	13,741	1,575,317
Jeffrey Dumbrell Chief Revenue Officer	2025	416,000	631,110	—	149,355	14,482	1,210,947
	2024	394,386	125,784	—	153,100	9,958	683,228
	2023	377,723	75,217	902,250	206,386	10,598	1,572,174
Gaurav Singal(6) Chief Technology Officer	2025	373,117	83,192	—	133,958	9,675	599,942
	2024	359,894	113,934	—	138,651	15,888	628,367
	2023	275,962	—	406,000	158,244	104,577	944,783
Anna Novoseletsky(7) Chief Legal and Compliance Officer & General Counsel	2025	350,000	74,633	—	225,659	13,946	664,238
	2024	325,000	105,794	—	124,394	13,946	569,134
	2023	143,044	—	317,000	73,470	1,739	535,253
(1)In fiscal 2025, this column includes (i) the salary paid to Messrs. Venkatesan, Stewart, Dumbrell, Singal and Ms.             Novoseletsky.
(2)Represents bonus amounts accrued as of the respective fiscal year end and paid subsequent to fiscal year end based on respective employment agreements and achievement of corporate targets set by the Board.
(3)The grant date fair value of the stock awards shown in this column are computed in accordance with FASB ASC Topic 718. Please see Note 12 - Stock Based Compensation Plans for further information on how we compute the value of equity awards, and refer to the discussion above under “Elements of Compensation-Equity Awards” for further information on our equity program.
(4)The grant date fair value of the stock option awards shown in this column are computed using a Black-Scholes model for time vesting awards and Monte Carlo simulation model for performance-based awards in accordance with FASB ASC Topic 718. Please see Note 12 - Stock Based Compensation Plans for further information on how we compute the value of equity awards, and refer to the discussion above under “Elements of Compensation-Equity Awards” for further information on our equity program.
(5)Represents matching 401(k) plan contributions for each individual as well as associated with the Merger Agreement described in Note 21 - Subsequent Events, transaction bonuses of $200,000 and $100,000 were paid to Mr. Stewart and Ms. Novoseletsky, respectively.
(6)Mr. Singal commenced employment as our Chief Technology Officer in September 2022.
(7)Ms. Novoseletsky commenced employment as our Chief Legal and Compliance Office and General Counsel in January 2023.

Grants of Plan-Based Awards

The table below summarizes the amounts of awards granted to our NEOs during the fiscal year ended June 30, 2025:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards $/Sh	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ravi Venkatesan	2025 Annual Bonus	315,000	450,000	585,000	—	—	—	—	—	—	—
	9/20/2024(1)	—	—	—	—	26,745	—	26,745	—	—	172,238
Scott Stewart	2025 Annual Bonus	145,600	208,000	270,400	—	—	—	—	—	—	—
	9/20/2024(1)	—	—	—	—	14,264	—	14,264	—	—	91,860
Jeffrey Dumbrell	2025 Annual Bonus	145,600	208,000	270,400	—	—	—	—	—	—	—
	9/20/2024(1)	—	—	—	—	14,264	—	14,264	—	—	91,860
Gaurav Singal	2025 Annual Bonus	130,591	186,559	270,400	—	—	—	—	—	—	—
	9/20/2024(1)	—	—	—	—	12,918	—	12,918	—	—	83,192
Anna Novoseletsky	2025 Annual Bonus	114,100	163,000	270,400	—	—	—	—	—	—	—
	9/20/2024(1)	—	—	—	—	11,589	—	11,589	—	—	74,633
(1)Restricted stock units granted on September 20, 2024 for each officer, vest in three equal installments on each anniversary of September 20, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding unexercised stock options and unvested equity awards held by our NEOs as of June 30, 2025:

Name	RSUs/RSA (#)	RSUs/ RSAs ($)	PSUs (#)	PSUs ($)	Options (#)	Options ($)
Ravi Venkatesan	28,798	322,538	—	—	200,000	1,544,000
Scott Stewart	40,159	449,781	37,500	420,000	—	—
Jeffrey Dumbrell	40,159	449,781	37,500	420,000	—	—
Gaurav Singal	13,730	153,776	—	—	—	—
Anna Novoseletsky	12,479	139,765	—	—	33,332	172,993

Option Exercises and Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our NEOs during the fiscal year ended June 30, 2025:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ravi Venkatesan	—	—	18,323	$143,114
Scott Stewart	—	—	11,161	$85,340
Jeffrey Dumbrell	—	—	9,405	$67,007
Anna Novoseletsky	—	—	5,119	37,983
Gaurav Singal	—	—	4,753	35,267

Potential Payments Upon Change of Control
In accordance with Item 402(t) of Regulation S-K promulgated under the Securities Act of 1933, as amended, the table below sets forth the amount of payments and benefits that each of our named executive officers would or may receive in connection with the Merger. The amounts reported below are based on various assumptions that may or may not actually occur or be accurate on the relevant date, including assumptions described in the footnotes to the table and the below:

•The effective time of the Merger is October 2, 2025, which is the assumed date of the closing of the Merger solely for the purposes of this disclosure;
•The employment of each of our named executive officers is terminated other than for “cause” or by the named executive officer for “good reason”, in either case, immediately following the assumed effective time of the Merger;
•No named executive officer enters into a rollover agreement;
•Each named executive officer’s base salary remains unchanged from that in effect as of the date of this proxy statement;
•For purposes of the annual bonus payments and Cantaloupe PSUs set forth in the table, achievement is at the target levels of performance;
•No named executive officer has any payments or benefits that would be “excess parachute payments” pursuant Code Section 280G.

Named Executive Officer	Cash ($) (1)	Equity ($) (2)	Total ($)
Ravi Venkatesan	1,350,000	1,866,538	3,216,538
Scott Stewart	1,032,000	869,781	1,901,781
Jeffrey Dumbrell	416,000	869,781	1,285,781
Gaurav Singal	373,118	153,776	526,894
Anna Novoseletsky	450,000	340,090	790,090
(1) Cash. Pursuant to each named executive officer’s applicable employment agreement, the named executive officer is entitled to the         following:
•If Mr. Venkatesan is terminated by Cantaloupe without cause or resigns for good reason and within 24 months following a “change of control”, then, subject to his execution of a release of claims and continued compliance with the covenants in his employment agreement, Mr. Venkatesan will be provided a lump sum payment equal to his base salary (without giving effect to any reduction that is the basis for any resignation for “good reason”) plus an amount equal to the last annual bonus paid in the fiscal year completed prior to such termination.
•If Mr. Stewart is terminated by Cantaloupe without cause or resigns for good reason within 24 months following a “change of control”, then, subject to his execution of a release of claims and continued compliance with the covenants in his employment agreement, Mr. Stewart will be provided a lump sum payment equal to his base salary (without giving effect to any reduction that is the basis for any resignation for “good reason”) plus an amount equal to the last annual bonus paid in the fiscal year completed prior to such termination.

•If Mr. Dumbrell, Mr. Singal or Ms. Novoseletsky are terminated by Cantaloupe without cause, and subject to execution of a general release of claims and separation agreement, a severance package consisting of six months of continued base salary.

Severance is “double trigger” for Mr. Venkatesan and Mr. Stewart, while the cash payments received by certain of our named executive officers in connection with the Merger, which are repayable to the Company if the Merger does not occur (the "Transaction Bonuses"), and the annual bonus payments are “single-trigger”. Severance for Mr. Dumbrell, Mr. Singal and Ms. Novoseletsky is not single or double trigger as severance is paid for these named executive officers based on a termination by Cantaloupe without cause and without respect to a change in control.

The following table quantifies each separate form of cash payment included in the aggregate total reported in the “Cash” column.

Named Executive Officer	Severance ($)	Transaction Bonus	2026 Annual Bonuses ($)
Ravi Venkatesan	900,000	—	450,000
Scott Stewart	624,000	200,000	208,000
Jeffrey Dumbrell	208,000	—	208,000
Gaurav Singal	186,559	—	186,559
Anna Novoseletsky	175,000	100,000	175,000

(2) Equity. Given the assumptions and treatment of Cantaloupe equity awards, these amounts reflect the cash-out of the Cantaloupe RSUs, Cantaloupe Restricted Stock Awards, Cantaloupe In-the-Money Options and Cantaloupe PSUs.

Fiscal 2025 Director Compensation

The table below summarizes the compensation of each individual who served as a non-employee director during the fiscal year ended June 30, 2024. In addition, the footnotes below include the outstanding equity awards held by each non-employee director as of June 30, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Douglas G. Bergeron, Chair(2)	85,000	100,000	185,000
Lisa P. Baird(2)	50,000	100,000	150,000
Ian Harris(2)	50,000	100,000	150,000
Jacob Lamm(2)	57,500	100,000	157,500
Michael K. Passilla(2)	60,000	100,000	160,000
Ellen Richey(2)	60,000	100,000	160,000
Anne M. Smalling(2)	57,500	100,000	157,500
Shannon Warren(2)	75,000	100,000	175,000

(1)The grant date fair value of the RSU awards shown in this column are computed in accordance with FASB ASC Topic 718. Please see Note 12 - Stock Based Compensation Plans for further information on how we compute the value of equity awards.
(2)As of June 30, 2025, (i) directors Bergeron, Baird, Lamm, Passilla, Richey, Smalling, and Warren each had 120,000 unexercised stock options outstanding (which were granted on May 6, 2020 and have an exercise price of $6.49 per share) and (ii) director Harris had 87,500 unexercised stock options outstanding (which were granted on February 7, 2022 and have an exercise price of $8.02), in each case, with 25% of such options vesting on the first anniversary of the grant date (but eligible for prorated vesting upon separation of service for each completed calendar quarter of service following the grant date), and the remaining 75% of such options vesting in equal quarterly installments over the three-year period following the first anniversary of the grant date. Each of these directors also have 19157 RSUs that will vest on May 12, 2025.

CEO Pay Ratio Disclosure

As required by SEC rules, we are providing the following information about the relationship of the annualized total compensation of our Chief Executive Officer, Ravi Venkatesan, to that of our median employee. The pay ratio and annual total compensation amount disclosed in this section are reasonable estimates that have been calculated using methodologies and assumptions permitted by SEC rules.

Median Employee Determination

We identified our median employee in fiscal 2025 by calculating the fiscal 2025 cash compensation for all of our employees, excluding our Chief Executive Officer, who were employed by us on June 30, 2025. Cash compensation included all cash salaries, wages, and bonuses paid to each employee during the fiscal year.

Annual Compensation of Median Employee Using Summary Compensation Table Methodology

After identifying the median employee as described above, we calculated annual total compensation for this employee using the same methodology we use in the Summary Compensation Table. The fiscal 2025 compensation for our median employee was $80,000, and our Chief Executive Officer was $957,707.

2025 Pay Ratio

Based on the above information, the estimated ratio of the annual total compensation of our Chief Executive Officer to the median employee is 12:1. The pay ratio reported by other companies may not be comparable to the pay ratio reported above, due to variances in business mix, proportion of seasonal and part-time employees, distribution of employees across geographies, and the wide range of methodologies that the SEC rules allow companies to adopt in calculating this pay ratio.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of the Company. The following table sets forth information regarding compensation for Mr. Venkatesan, our principal executive officer (PEO), Mr. Feeney, our former principal executive officer, and average compensation related to our other named executive officers versus our Company performance for the past four years.

			Average Summary Compensation Table Total for Non-PEO NEOs ($)(3)	Average Compensation Actually Paid to Non-PEO NEOs ($)(2)(3)	Value of Initial Fixed $100 Investment based on:
Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(2)			Total Shareholder Return ($)(4)	Peer Group Total Shareholder Return ($)(5)	Net Income ($)(6)	Adjusted EBITDA* ($)(7)
2025	957,707	1,725,357	975,073	1,480,839	56	89	64,533,000	$46,740,000
2024	1,046,238	2,137,587	643,599	1,046,244	56	89	11,993,000	33,960,000
2023	2,802,535	3,627,663	1,131,882	1,422,254	114	131	633,000	17,794,000
2022	990,474	(1,989,647)	1,086,222	1,326,797	80	119	(1,703,000)	9,892,000
* Adjusted EBITDA is a non-GAAP financial measure, Please see Key Metrics in Part II, Item 7. Management's Discussion and Analysis.
1.The dollar amounts reported in the column reflect the amounts of total compensation reported for Mr. Venkatesan and Mr. Feeney, as applicable, for each corresponding year in the “Total” column of the Summary Compensation Table. Mr. Venkatesan was our principal executive officer for the fiscal year ended June 30, 2024 and June 30, 2023, and Mr. Feeney was our principal executive officer for the fiscal year ended June 30, 2022.
2.Amounts are calculated in accordance with Item 402(v) and do not reflect actual amounts of compensation paid to the PEO and other Non-PEO NEOs. See table below for detail of amounts deducted and added to the Summary Compensation Table figure to calculate compensation actually paid.
3.The dollar amounts reported in the column reflect the average amounts of total compensation reported for our non-PEO NEOs for each corresponding year in the “Total” column of the Summary Compensation Table.
4.Total shareholder return assumes that $100 was invested on the measurement date in the Company’s common stock and the peer group as set forth in footnote 5 below. The measurement date is established by the market close on the last trading day before the beginning of the Company’s third preceding fiscal year.
5.The peer group reflects the US Small-Cap Russell 2000® Index, which was used in the Stock Performance Graph included in our Annual Report.
6.Dollar amounts reported represent the amount of net income reflected in the Company’s audited financial statements for the applicable year
7.The Company has determined that Adjusted EBITDA from continuing operations is the financial performance measure that, in the Company’s assessment, represents the most important performance measure (that is not otherwise required to be disclosed in the table) used by the Company to link compensation actually paid to the Company’s named executive officers for the most recently completed fiscal year.

	2025		2024		2023		2022
	PEO($)	Average of Non-PEO NEOs($)	PEO($)	Average of Non-PEO NEOs($)	PEO($)	Average of Non-PEO NEOs($)	PEO($)	Average of Non-PEO NEOs($)
Total Compensation as reported on Summary Compensation Table	957,707	975,073	1,046,238	643,599	2,802,535	1,131,882	990,474	1,086,222
Fair value of stock awards reported in Summary Compensation Table	(172,238)	(355,011)	(244,148)	(117,824)	(1,936,233)	(669,484)	(225,000)	(708,513)
Fair value of equity compensation granted in current year — value at year-end	293,660	557,331	217,166	104,803	1,951,608	676,690	120,691	364,374
Change in fair value from end of prior fiscal to end of current fiscal year for awards made in prior fiscal years that were unvested at end of current fiscal year	445,041	219,894	590,771	174,033	644,231	94,484	(2,633,750)	502,510
Change in fair value from end of prior fiscal year to vesting date for awards made in prior fiscal years that vested during current fiscal year	201,187	83,552	527,560	241,633	165,523	188,682	(242,063)	296,817
Fair value as of prior fiscal year-end of awards granted in prior fiscal years that failed to meet applicable vesting conditions during fiscal year	—	—	—	—	—	—	—	(214,613)
Compensation Actually Paid	1,725,357	1,480,839	2,137,587	1,046,244	3,627,663	1,422,254	(1,989,647)	1,326,797

Relationship between “Compensation Actually Paid” and Performance

Below are the graphs showing the relationship of “compensation actually paid” to our CEO and our non-CEO NEOs in fiscal 2022, 2023, 2024 and 2025 to (1) TSR, (2) the Company’s net income and (3) the Company’s Adjusted EBITDA.
Compensation Actually Paid (CAP) vs TSR

■	Average CAP to NEOs	■	CAP to CEO	—	TSR	—	Peer Group TSR

Compensation Actually Paid (CAP) vs Net Income

■	Average CAP to NEOs	■	CAP to CEO	—	Net Income

Compensation Actually Paid (CAP) vs Adjusted EBITDA

■	Average CAP to NEOs	■	CAP to CEO	—	Adjusted EBITDA
Listed below are the financial and non-financial performance measures which in our assessment represent the most important financial performance measures we used to link compensation actually paid to our NEOs, for fiscal 2025, to company performance:
•Revenue
•Adjusted EBITDA
•Monthly recurring revenue

Policies and Practices for Granting Certain Equity Awards

The Board, at the recommendation of the Compensation Committee, approves all equity award grants to our NEOs on or before the grant date. The Compensation Committee’s general practice is to complete its annual executive compensation review and determine performance goals and target compensation for our NEOs, following which they make a recommendation to the Board, which in turn reviews the recommendation and approves equity awards for our NEOs. Accordingly, annual equity awards are typically determined at the first Compensation Committee meeting of the fiscal year and reviewed and approved at the first Board meeting of the fiscal year. These grants are then made effective shortly during a scheduled open trading window. On occasion, the Board may, at the recommendation of the Compensation Committee, grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention or other purposes. While the Board has discretionary authority to grant equity awards to our NEOs outside of the cycle described above, neither the Board nor the Compensation Committee take into account material non-public information when determining the timing or terms of equity awards, nor do we time disclosure of material non-public information for the purpose of affecting the value of executive compensation.

During fiscal 2025, the Company did not grant stock options (or similar awards) to any NEO during any period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee was, during fiscal 2025, an officer or employee of the Company or any of our subsidiaries, or was formerly an officer of the Company or any of our subsidiaries, or, except as described herein, had any relationships requiring disclosure by us under Item 404 of Regulation S-K of the General Rules and Regulations of the Securities and Exchange Commission (“Item 404”).

During fiscal 2025, none of our executive officers served as: (i) a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director on our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Common Stock
The following table sets forth, as of September 2, 2025, the beneficial ownership of the common stock of each of the Company’s directors, by the named executive officers included in the Fiscal Year 2025 Summary Compensation Table set forth above, by the Company’s directors, named executive officers and other executive officers as a group, and by the beneficial owners of more than 5% of the common stock. Except as otherwise indicated below, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Hudson Executive Capital LP (1)	9,319,372	12.7%
BlackRock, Inc. (2)	4,423,558	6.0%
Oakland Hills BV (3)	3,667,000	5.0%
All 5% Shareholders	17,409,930	23.7%

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Class(4)
Douglas G. Bergeron	1,152,559	1.6%
Lisa P. Baird	217,319	*
Jeffrey Dumbrell	609,142	*
Ian Harris	275,375	*
Jacob Lamm	198,319	*
Anna Novoseletsky	76,172	*
Michael K. Passilla	198,319	*
Ellen Richey	198,319	*
Gaurav Singal	138,455	*
Anne M. Smalling	198,319	*
Scott Stewart	677,019	*
Ravi Venkatesan	1,226,561	1.7%
Shannon S. Warren	198,319	*
All directors and executive officers as a group (13 persons)	5,364,197	7.3%

* Less than one percent (1%)
(1) Based upon a Schedule 13D filed on June 16, 2025 with the SEC, each of the following persons has shared voting and dispositive power over 9,319,372 shares of common stock: Hudson, which serves as investment advisor to certain affiliated investment funds which have the right to receive dividends from, and the proceeds from the sale of, the 9,319,372 shares; HEC Management GP LLC, which is the general partner of Hudson; and Douglas L. Braunstein, who is the managing partner of Hudson and the managing member of HEC Management GP LLC. Mr. Braunstein’s total includes 20,212 shares of common stock directly owned by him. The business address of each of the foregoing persons is Hudson Executive Capital LP c/o White & Case LLP, 1221 6th Avenue New York, NY, 10020.

(2) Based upon a Schedule 13G filed on January 29, 2024 with the SEC, each of the following subsidiaries of BlackRock, Inc. have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the 4,423,558 shares: Aperio Group, LLC, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, NA, BlackRock Financial Management, Inc., BlackRock Fund Managers Ltd, BlackRock Asset Management Schweiz AG, and BlackRock Investment Management, LLC. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(3) Based upon a Schedule 13G filed on February 5, 2025 with the SEC, Oakland Hills BV directly owns 3,667,000 shares of common stock. Malabar Hill NV, is the statutory director of Oakland Hills BV, and Mr. R. Derksen, and Mrs. E.G.J. Labas are each statutory directors of Malabar Hill NV and, acting individually, each have voting and dispositive power over the shares held by Oakland Hills BV. Prior to his death on November 21, 2022, Drs. Frederick Harald Fentener van Vlissingen was statutory director of Malabar Hill NV. As the executor of the estate of Drs. van Vlissingen, Mrs. Eveline Muller has the ability to appoint and remove statutory directors of Malabar Hill NV and may be deemed a beneficial owner of the shares reported on the Schedule 13G. The principal business address of each of the foregoing persons is Albert Hahnplantsoen 23, 1077 BM, Amsterdam, The Netherlands.

(4) The total above also includes shares held in a trust account to which Mr. Bergeron controls and has voting power with respect to such shares. In addition to the shares set forth above, Mr. Bergeron also has an economic interest in a Hudson affiliated fund that beneficially owns shares of Cantaloupe’s common stock. Mr. Bergeron does not have investment discretion or voting power with respect to such shares and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
Preferred Stock
As of September 2, 2025, there were 385,782 shares of Series A Preferred Stock outstanding. None of the Company’s directors or executive officers beneficially own shares of Series A Preferred Stock, and to the Company’s knowledge, there are no beneficial owners of more than 5% of the Series A Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
We have adopted a formal written policy, which is set forth in our Audit and Risk Committee Charter, that our Audit and Committee review and approve all related-party transactions, defined by, or those transactions required to be disclosed under, Item 404 of Regulation S-K. Executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of, and any entity affiliated with, any of the foregoing persons, are not permitted to enter into a related person transaction with us without the prior consent of our Audit and Risk Committee. Any request for us to enter into a transaction with an executive officer, director, principal shareholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 is considered a “related party transaction” and must first be presented to our Audit and Risk Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit and Risk Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit and Risk Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.
In addition, under our Code of Business Conduct and Ethics, our executive officers and directors have a responsibility to disclose any transaction or relationship that reasonably could be expected to interfere with their exercise of independent judgment or materially impair the performance of their responsibilities to our Board, which shall be responsible for reviewing such transaction or relationship and determining whether any action needs to be taken.

Director Independence

In determining director independence, our Board reviews other transactions with related persons. As required by Item 407(a)(3) of Regulation S-K, our Board considered the following transaction in evaluating Mr. Passilla’s independence:

Mr. Passilla serves as a strategic advisor to Optimized Payments, Inc. (“Optimized”), a consulting firm that we utilize for payments analytics and advisory services. The Company uses these services in analysis, comparison and negotiation of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a subscription fee, as well as success fee for certain savings realized by the Company. Mr. Passilla does not have a material interest in the Company’s arrangement with Optimized. Mr. Passilla’s aggregate ownership interest in Optimized is less than 10% and, in accordance with Item 404, the Board determined that Mr. Passilla did not have a direct or indirect material interest in the transaction. The company paid $0.2 million and $0.2 million to Optimized for the years ended June 30, 2025 and 2024, respectively.

In addition, the Board considered Mr. Harris’ role as an advisor to the Company from August 2020 until February 2022, and has determined that such prior affiliations and relationships would not interfere with his ability to exercise independent judgment in carrying out his responsibilities as a director of the Company.

Item 14. Principal Accounting Fees and Services.
Audit Fees
Audit fees consisted of fees for the audit of our annual financial statements, review of quarterly financial statements and the audit of internal control over financial reporting, as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and reviews of Company documents filed with the Securities and Exchange Commission.
Our independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), billed us aggregate fees in the amount of $2,393,152 for the fiscal year ended June 30, 2025 in connection with services rendered. Our audit fees for the fiscal year ended June 30, 2025 have not yet been finalized. The final amount of audit fees for services rendered will vary from the amount reported above. Audit fees by our independent registered public accounting firm, Deloitte, amounted to $2,641,236 in connection with services rendered for the fiscal year ended June 30, 2024.
In connection with BDO USA, P.C. (“BDO”)’s consent to the use of their audit opinion over the years ended June 30, 2022 and June 30, 2023 in our 2024 and 2025 annual financial statements, our former independent registered public accounting firm, BDO, billed us $375,000 and $250,000, respectively.
Audit-Related Fees
Audit-related fees consisted of fees for the audit of the Company’s 401(k) retirement plan, services associated with the merger proxy statements and work paper access reviews for due diligence.

Our independent registered public accounting firm, Deloitte, billed us aggregate fees in the amount of $28,228 and $30,000 for the fiscal years ended June 30, 2025 and 2024, respectively for services rendered for the 401(k) retirement plan.
The Company paid $75,000 to our independent registered public accounting firm, Deloitte, for services associated with the merger proxy statements during the fiscal year ended June 30, 2025. The Company paid $50,000 to our former independent registered public accounting firm, BDO, for services associated with the merger proxy statements during the fiscal year ended June 30, 2025.
The Company paid $50,000 to our independent registered public accounting firm, Deloitte, associated with work paper access reviews for due diligence during the fiscal year ended June 30, 2025.
Tax Fees
There were no tax fees billed to us by Deloitte and BDO, during the fiscal years ended June 30, 2025 and 2024.
All Other Fees
There were no fees paid to either firm for the year ended June 30, 2025 and 2024.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of June 15, 2025, by and among Cantaloupe, Inc., 365 Retail Markets, LLC, Catalyst Holdco I, Inc., Catalyst Holdco II, Inc. and Catalyst MergerSub Inc (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 16, 2025).

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

10.5
First Amendment to Amended and Restated Credit Agreement, by and among the Company, its subsidiaries, and JPMorgan Bank, N.A., dated December 1, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2022).

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

10.12.1
Payment Solutions Agreement between the Company, First Data Merchant Services LLC and Pathward, N.A., dated June 5, 2024 (portions of this exhibit were redacted pursuant to Item 601(b)(10)(iv) of Reg S-K)

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

10.16
Second Amended and Restated Credit Agreement, by and among the Company, certain of its subsidiaries, and JPMorgan Chase Bank, N.A. and Capital One, National Association, dated January 31, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2025).

10.17	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 16, 2025).

16.1	Letter from BDO USA, P.C. Dated October 13, 2023 Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to Form 8-K filed October 10, 2023)

19.1	Insider trading policies and procedures

21.1*	List of significant subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of BDO USA, P.C. Independent Registered Public Accounting Firm.

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

32.1**	Certification by the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SIGNATURES	TITLE	DATE

/s/ Ravi Venkatesan	Chief Executive Officer and Director (Principal Executive Officer)	September 8, 2025
Ravi Venkatesan

/s/ Scott Stewart	Chief Financial Officer (Principal Financial Officer)	September 8, 2025
Scott Stewart

/s/ Jared Grachek	Chief Accounting Officer (Principal Accounting Officer)	September 8, 2025
Jared Grachek

/s/ Lisa P. Baird	Director	September 8, 2025
Lisa P. Baird

/s/ Douglas G. Bergeron	Chairman of the Board of Directors	September 8, 2025
Douglas G. Bergeron

/s/ Ian Harris	Director	September 8, 2025
Ian Harris

/s/ Jacob Lamm	Director	September 8, 2025
Jacob Lamm

/s/ Michael K. Passilla	Director	September 8, 2025
Michael K. Passilla

/s/ Ellen Richey	Director	September 8, 2025
Ellen Richey

/s/ Anne M. Smalling	Director	September 8, 2025
Anne M. Smalling

/s/ Shannon S. Warren	Director	September 8, 2025
Shannon S. Warren