Form 10-Q
period 2025-09-30
CANTALOUPE, INC.
filed 2025-11-06
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 3, 2025, there were 73,697,229 outstanding shares of Common Stock, no par value.

Cantaloupe, Inc.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2025 (Unaudited)	June 30, 2025
($ in thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$54,985	$51,146
Accounts receivable, net	41,862	37,927
Finance receivables, net	5,253	5,422
Inventory	47,655	45,703
Prepaid expenses and other current assets	13,711	12,727
Total current assets	163,466	152,925

Non-current assets:
Finance receivables, net	5,076	5,750
Property and equipment, net	39,761	39,125
Operating lease right-of-use assets	7,515	7,735
Intangibles, net	21,835	23,331
Goodwill	103,075	103,222
Deferred income taxes, net	41,568	43,253
Other assets	7,218	6,517
Total non-current assets	226,048	228,933

Total assets	$389,514	$381,858

Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities:
Accounts payable	$61,741	$58,741
Accrued expenses	22,480	19,748
Current obligations under long-term debt	1,936	1,917
Deferred revenue	3,975	1,990
Total current liabilities	90,132	82,396

Long-term liabilities:
Long-term debt, less current portion	36,353	36,746
Other noncurrent liabilities	8,471	8,965
Total long-term liabilities	44,824	45,711

Total liabilities	134,956	128,107
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 and 385,782 issued and outstanding, with liquidation preferences of $23,590 and $23,301 at September 30, 2025 and June 30, 2025, respectively	2,720	2,720
Shareholders’ equity:
Common stock, no par value, 640,000,000 shares authorized, 73,693,758 and 73,289,054 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	—	—
Additional paid-in capital	488,557	486,759
Accumulated deficit	(236,845)	(235,926)
Accumulated other comprehensive income	126	198
Total shareholders’ equity	251,838	251,031

Total liabilities, convertible preferred stock, and shareholders’ equity	$389,514	$381,858
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
($ in thousands, except share and per share data)	2025	2024
Revenues:
Subscription and transaction fees	$70,325	$63,792
Equipment sales	10,528	7,044
Total revenues	80,853	70,836

Costs of sales (exclusive of certain depreciation and amortization):
Cost of subscription and transaction fees	38,200	35,744
Cost of equipment sales	9,139	6,241
Total costs of sales	47,339	41,985

Operating expenses:
Sales and marketing	6,523	5,448
Technology and product development	5,014	4,499
General and administrative	9,357	11,928
Merger, acquisition and integration expenses	7,197	197
Depreciation and amortization	3,795	2,672
Total operating expenses	31,886	24,744

Operating income	1,628	4,107

Other income (expense):
Interest income	350	447
Interest expense	(914)	(991)
Other income (expense), net	(51)	186
Total other expense, net	(615)	(358)

Income before income taxes	1,013	3,749
Provision for income taxes	(1,932)	(177)

Net (loss) income	(919)	3,572
Preferred dividends	(289)	(289)
Net (loss) income applicable to common shares	$(1,208)	$3,283

Net (loss) income per common share
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.04
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three months ended September 30,

($ in thousands)	2025	2024
Net (loss) income	(919)	$3,572

Foreign currency translation adjustments	(72)	189
Other comprehensive (loss) income	(72)	189
Total comprehensive (loss) income	$(991)	$3,761

See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity
(Unaudited)

Three Month Period Ended September 30, 2025

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	385,782	$2,720	73,289,054	$—	$486,759	$(235,926)	$198	$251,031
Stock-based compensation	—	—	—	—	1,009	—	—	1,009
Vesting of restricted stock	—	—	172,808	—	—	—	—	—
Shares withheld[1]	—	—	(48,771)	—	(473)	—	—	(473)
Exercise of stock options	—	—	280,667	—	1,262	—	—	1,262
Other comprehensive loss	—	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	—	(919)	—	(919)
Balance, September 30, 2025	385,782	$2,720	73,693,758	$—	$488,557	$(236,845)	$126	$251,838

Three Month Period Ended September 30, 2024

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	385,782	$2,720	72,935,497	$—	$482,329	$(300,459)	$(124)	$181,746
Stock-based compensation	—	—	—	—	887	—	—	887
Vesting of restricted stock	—	—	73,603	—	—	—	—	—
Shares withheld[1]	—	—	(22,928)		(164)	—	—	(164)
Other comprehensive income	—	—	—	—	—	—	189	189
Net income	—	—	—	—	—	3,572	—	3,572
Balance, September 30, 2024	385,782	$2,720	72,986,172	$—	$483,052	$(296,887)	$65	$186,230

1    Shares withheld to satisfy tax withholding obligations in connection with restricted stock vestings.
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
($ in thousands)	2025	2024
Cash flows from operating activities:
Net (loss) income	$(919)	$3,572
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,009	887
Provision for expected losses	685	949
Depreciation and amortization	4,289	3,192
Deferred income taxes	1,685	24
Other	(572)	223
Changes in operating assets and liabilities:
Accounts receivable	(4,816)	11,047
Finance receivables	1,003	1,081
Inventory	(1,776)	(3,863)
Prepaid expenses and other assets	(1,678)	219
Accounts payable and accrued expenses	6,375	(28,897)
Operating lease liabilities	(297)	(197)
Deferred revenue	1,985	(255)
Net cash provided by (used in) operating activities	6,973	(12,018)

Cash flows from investing activities:
Capital expenditures	(3,434)	(3,791)
Acquisition of business, net of cash acquired	—	(9,761)
Net cash used in investing activities	(3,434)	(13,552)

Cash flows from financing activities:
Repayment of long-term debt	(501)	(286)
Proceeds from exercise of common stock options	1,289	—
Payment of employee taxes related to stock-based compensation	(473)	(164)
Net cash provided by (used in) financing activities	315	(450)

Effect of currency exchange rate changes on cash and cash equivalents	(15)	224

Net increase (decrease) in cash and cash equivalents	3,839	(25,796)
Cash and cash equivalents at beginning of year	51,146	58,920
Cash and cash equivalents at end of period	$54,985	$33,124

Supplemental disclosures of cash flow information:
Interest paid in cash	$759	$883
Income taxes paid in cash	$632	$251

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

Merger with 365 Retail Markets, LLC

On June 15, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with 365 Retail Markets, LLC ("365 Retail Markets"), Catalyst Holdco I, Inc. ("Holdco"), Catalyst Holdco II, Inc. ("Holdco II") and Catalyst Merger Sub Inc. Subject to the terms and conditions of the Merger Agreement, 365 Retail Markets has agreed to acquire the Company in an all-cash transaction for $11.20 per share of common stock, without interest (the "Merger Consideration"). Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned, indirect subsidiary of 365 Retail Markets. Upon the consummation of the Merger, we will cease to be a publicly traded company, and our common stock will be delisted from The Nasdaq Stock Market LLC and deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements.

The respective obligations of Cantaloupe and 365 Retail Markets to consummate the Merger are subject to the satisfaction or waiver of several closing conditions specified in the Merger Agreement, including the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act").

On September 4, 2025, the Company held a special meeting of shareholders, where shareholders approved a proposal to approve and adopt the Merger Agreement, including the Merger.

On September 17, 2025, each of Cantaloupe and 365 Retail Markets received a request for additional information and documentary material (a “Request”) from the U.S. Federal Trade Commission (the “Second FTC”) pursuant to the HSR Act in connection with the Merger. The effect of a Second Request is to extend the applicable waiting period relating to the Merger until 30 days after each of Cantaloupe and 365 Retail Markets has substantially complied with the Second Request issued to it, unless the waiting period is terminated earlier by the FTC. Cantaloupe and 365 Retail Markets will continue to cooperate with the FTC staff in its review of the Merger.

Assuming Cantaloupe and 365 Retail Markets receive the required clearance under the HSR Act and each of the other conditions to the consummation of the Merger are satisfied or waived in a timely manner, the parties to the Merger Agreement currently expect to complete the Merger in the first half of calendar year 2026.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2025 Annual Report on Form 10-K.

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

ASU 2024-03, Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its financial disclosures.. The ASU introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This update is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes accounting for internal-use software by eliminating stage-based rules in favor of a more principles-based framework, enhancing guidance for the "probable-to-complete" threshold. The standard requires all capitalized internal-use software costs to follow the disclosure rules for property and equipment rather than intangibles. The ASU is effective for annual periods starting after December 15, 2027, with early adoption permitted.

No other new accounting pronouncements, issued or effective during the period ended September 30, 2025, have had or are expected to have a significant impact on the Company’s financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable includes amounts due to the Company for sales of equipment and subscription fees, settlement receivables for amounts due from third-party payment processors, receivables from contract manufacturers and unbilled amounts due from customers, net of the allowance for credit losses. Accounts receivable, net of the allowance for uncollectible accounts were $41.9 million as of September 30, 2025 and $37.9 million as of June 30, 2025.

Allowance for credit losses

The following table represents a rollforward of the allowance for credit losses for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
($ in thousands)	2025	2024
Balance, beginning of quarter	$13,241	$13,442
Provision for expected losses	852	558
Write-offs and other adjustments	86	(354)
Balance, end of quarter	$14,179	$13,646

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

At September 30, 2025, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$1,082	$1,547	$2,088	$3,687	$670	$80	$9,154
30 days and under	18	25	26	138	60	5	272
31 - 60 days	4	13	2	119	46	4	188
61 - 90 days	2	10	14	35	24	2	87
Greater than 90 days	1	42	140	1,265	361	1,043	2,852
Total finance receivables	$1,107	$1,637	$2,270	$5,244	$1,161	$1,134	$12,553

At June 30, 2025, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$1,463	$1,517	$3,290	$2,766	$589	$93	$9,718
30 days and under	27	34	83	106	61	14	325
31 - 60 days	9	16	42	73	57	18	215
61 - 90 days	8	14	63	10	66	12	173
Greater than 90 days	3	58	573	973	373	1,162	3,142
Total finance receivables	$1,510	$1,639	$4,051	$3,928	$1,146	$1,299	$13,573

The following table represents a rollforward of the allowance for finance receivables for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
($ in thousands)	2025	2024

Balance at June 30	$2,401	$1,934
Provision for expected losses	(167)	391
Write-offs	(10)	—
Balance at September 30	2,224	2,325

Cash to be collected on our performing finance receivables due for each of the fiscal years is as follows:

($ in thousands)	Amount
Remainder of 2026	$4,548
2027	4,375
2028	2,387
2029	1,106
2030	363
Thereafter	10
Total amounts to be collected	12,789
Less: interest	(236)
Less: allowance for uncollectible receivables	(2,224)
Total finance receivables	$10,329

5. LEASES

Lessee Accounting
We have operating leases which are primarily real estate leases used for corporate functions, product development, sales, and other purposes. The following table provides supplemental balance sheet information related to the Company's operating leases:

($ in thousands)	Balance Sheet Classification	September 30, 2025	June 30, 2025
Assets:	Operating lease right-of-use assets	$7,515	$7,735

Liabilities:
Current	Accrued expenses	$1,836	$1,655
Long-term	Other noncurrent liabilities	7,798	8,279
Total lease liabilities		$9,634	$9,934

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Three months ended September 30,
	2025	2024
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$471	$485

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$290

Maturities of lease liabilities by fiscal year for our leases as of September 30, 2025 are as follows:

($ in thousands)	Operating Leases
Remainder of 2026	$1,936
2027	2,247
2028	1,653
2029	1,492
2030	978
Thereafter	4,743
Total lease payments	13,049
Less: Imputed interest	(3,415)
Present value of lease liabilities	$9,634

Lessor Accounting

Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	September 30, 2025	June 30, 2025
Cost	$34,867	$34,522
Accumulated depreciation	(27,411)	(26,818)
Net	$7,456	$7,704

For the three months ended September 30, 2025 and 2024, the Company recognized $2.4 million and $2.3 million of revenue from its device rental program, respectively, which is included in the Subscription and Transaction fees on its Condensed Consolidated Statements of Operations.

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of September 30, 2025 are disclosed within Note 4 - Finance Receivables.

6. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of September 30, 2025 and June 30, 2025 consisted of the following:

	As of September 30,	As of June 30,
($ in thousands)	2025	2025

2025 Credit Facility/2022 Amended JPMorgan Credit Facility*	$38,500	$39,000
Other obligations	105	—
Less: unamortized issuance costs and debt discount	(316)	(337)
Total	38,289	38,663
Less: debt and other financing arrangements, current	(1,936)	(1,917)
Debt and other financing arrangements, noncurrent	$36,353	$36,746
* See discussion below on amendment to the JPMorgan Credit Facility.

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

Interest on the 2025 Credit Facility is based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total net leverage ratio and having ranges between 1.75% and 2.50% for base rate loans and between 2.75% to 3.50% for SOFR loans. The 2025 Revolving Facility also carries an unused commitment fee tied to the Company's total net leverage ratio between 0.25% to 0.40% per annum. In an event of default, the interest rate may be increased by 2.00%. As of September 30, 2025, the weighted average interest rate for the 2025 Credit Facility is approximately 7.13%.

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
The 2025 Credit Facility includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires the Company to maintain a total leverage ratio of not more than 3.50 to 1.00 on the last day of any fiscal quarter. However, if a material acquisition occurs, the Company is required to maintain a total leverage ratio not greater than 4.00 to 1.00 on the last day of the fiscal quarter for the next four fiscal quarters following the material acquisition. The second financial covenant does not permit the Company to have a fixed charge coverage ratio of less than 1.15 to 1.00 for four consecutive fiscal quarters. The Company was in compliance with its financial covenants for the 2025 Credit Facility as of September 30, 2025.
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

The expected maturities for each fiscal year associated with the Company’s outstanding debt and other financing arrangements as of September 30, 2025, were as follows:

($ in thousands)	Amount
Remainder of 2026	$1,514
2027	2,520
2028	3,021
2029	3,522
2030	28,024
Thereafter	4
Principal amounts payable	38,605
Unamortized issuance costs	(316)
Total outstanding debt	$38,289

7. ACCRUED EXPENSES
Accrued expenses consisted of the following as of September 30, 2025 and June 30, 2025:

	As of September 30,	As of June 30,
($ in thousands)	2025	2025

Sales tax	$7,063	$7,349
State income tax payable	1,644	2,096
Accrued compensation and related sales commissions	3,336	4,929
Operating lease liabilities - current	1,836	1,655
Accrued professional fees	6,960	2,492
Consideration withheld for acquisitions - current*	899	105
Accrued Other	742	1,122
Total accrued expenses	$22,480	$19,748
* See Note 9 - Acquisition for description of the arrangement.
The change in accrued professional fees primarily relates to professional fees associated with the planned merger with 365 Retail Markets, LLC. See Recent Developments in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

8. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of September 30, 2025			Weighted Average Remaining Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,605	(2,315)	290	1.7
Developed technology	22,203	(15,672)	6,531	3.0
Customer relationships	28,251	(13,237)	15,014	7.8
Total intangible assets	$53,059	$(31,224)	$21,835	6.2

Goodwill	$103,075	$—	$103,075	Indefinite

	As of June 30, 2025			Weighted Average Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,608	$(2,235)	$373	1.8
Developed technology	22,259	(15,086)	7,173	3.2
Customer relationships	28,255	(12,470)	15,785	7.9
Total intangible assets	$53,122	$(29,791)	$23,331	6.3

Goodwill	$103,222	$—	$103,222	Indefinite

During the three months ended September 30, 2025 and September 30, 2024, the Company recognized $1.4 million and $1.3 million, respectively, in amortization expense related to intangible assets. Changes in Goodwill for the three months ended September 30, 2025 relate to foreign currency adjustments.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is one single reporting unit for purposes of testing goodwill for impairment. During the three ended September 30, 2025 and September 30, 2024, the Company did not recognize any impairment charges related to goodwill.

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
The $1.4 million fair value of the contingent consideration represented the present value of up to $3.3 million in contingent consideration based on a Monte Carlo Simulation as of the acquisition date should SB Software achieve certain revenue growth targets as defined in the share purchase agreement. The company is expected to pay approximately $0.9 million based on SB Software's revenue growth for the 12 months ended September 30, 2025. Should the second and third year targets be achieved, approximately $1.0 million, denominated in British Pounds, will be payable after both September 2026 and September 2027. Should the targets be achieved, the Company may choose to pay this contingent consideration in either cash or common stock valued based on the average stock price for the 10 trading days preceding the release of these shares.

During three months ended September 30, 2025, the Company recognized a $0.8 million loss due to the increase in the fair value of the contingent consideration which was included in Integration, acquisition, due diligence, license application expenses on the Condensed Consolidated Statement of Operations. During the previous year, the Company recognized a $0.6 million gain related to the adjusted fair value of contingent consideration. As of September 30, 2025 the fair value current and noncurrent portions of the fair value of the contingent consideration of $0.9 million and $0.7 million are included in Accrued expenses and Other noncurrent liabilities on the Condensed Consolidated Balance Sheet, respectively.

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
Cheq
On February 1, 2024, the Company acquired all of the equity interests of Cheq. This investment positioned the Company for expansion into the sports, entertainment, and restaurant sectors with a comprehensive suite of self-service solutions. Cheq was acquired for $4.5 million, including $1.1 million in accounts payable paid concurrently with the acquisition. The acquisition was funded by the Company's cash on hand. The original terms included $0.9 million in deferred cash consideration for net working capital and other post-closing adjustments. In third quarter fiscal year 2025, the Company paid $0.7 million in deferred cash consideration, which was net of $0.2 million in other liabilities recognized as a measurement period adjustment.
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

10. REVENUES

Based on similar operational characteristics, the Company's revenues are disaggregated as follows:

	Three months ended September 30,
($ in thousands)	2025	2024
Transaction fees	$48,060	$43,604
Subscription fees	22,265	20,188
Subscription and transaction fees	70,325	63,792
Equipment sales	10,528	7,044
Total revenues	$80,853	$70,836

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

The Company's revenues earned under ASC Topic 842 are as follows:

	Three months ended September 30,
($ in thousands)	2025	2024
Operating leases	$2,371	$2,318
Sales-type finance leases	223	640
Total lease revenues	$2,594	$2,958

Contract Assets
Contract assets represent revenues earned from customers that are not yet billable to customers, generally due to the timing of when equipment and services are delivered to customers on bundled contracts, or as a result of contracts costs as described below. Contract assets that will be billed within the next 12 months are included in Prepaid expenses and other current assets and all others are included in Other assets on the Condensed Consolidated Balance Sheets. Contract assets were $4.1 million and $3.3 million, as of September 30, 2025 and June 30, 2025.

Contract Liabilities

The change in the contract liability balances, presented as Deferred revenue on the Condensed Consolidated Balance Sheets, is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.
The Company's contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended September 30,
($ in thousands)	2025	2024
Deferred revenue, beginning of the period	$1,990	$1,726
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	(343)	(324)
Additions	2,328	69
Deferred revenue, end of the period	$3,975	$1,471

Future Performance Obligations

The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year is primarily associated with the Company's Cantaloupe ONE rental program which has a contractual term of 36 months. The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2025:

($ in thousands)	As of September 30, 2025
Remainder of fiscal year 2026	$3,153
2027	2,219
2028	914
Thereafter	24
Total	$6,310

Contract Costs

The Company had net capitalized costs to obtain contracts of $1.1 million and $1.0 million included in Prepaid expenses and other current assets and $2.9 million and $2.7 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheets as of September 30, 2025 and June 30, 2025, respectively. None of these capitalized contract costs were impaired.

During the three months ended September 30, 2025 and September 30, 2024, amortization of capitalized contract costs was $0.3 million and $0.2 million, respectively. Amortization of costs to obtain a contract are included within Sales and marketing expenses within the Condensed Consolidated Statement of Operations.

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

There were no options granted during the three months ended September 30, 2025. The fair value of options granted during the three months ended September 30, 2024 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

Three months ended September 30,
2024
Expected volatility (percent)	50.5%
Weighted average expected life (years)	4.5
Dividend yield (percent)	0.0%
Risk-free interest rate (percent)	3.4%
Number of options granted	20,000
Weighted average exercise price	$6.35
Weighted average grant date fair value	$2.88

Stock-based compensation related to stock options with an established grant date for the three months ended September 30, 2025 and 2024 was $0.2 million and $0.5 million, respectively.

Restricted Stock Awards

The Company grants service based restricted stock awards to employees. The Company determines expense related to restricted stock awards using the closing stock price on the grant date and these awards are expensed under the accelerated attribution method over the vesting period which is typically a three-year service period.

12. INCOME TAXES

The Company computes its interim period income tax expense or benefit using a forecasted estimated annual effective tax rate ("EAETR") and adjusts for any discrete items arising during the interim period and any changes in the Company's projected full-year business interest expense and taxable income. For the three months ended September 30, 2025 and 2024, the EAETR was 25.3% and 5.1%, respectively.

For the three months ended September 30, 2025 and 2024, the Company recorded an income tax provision of $1.9 million and $0.2 million, respectively. The income tax provision for three months ended September 30, 2025, primarily related to non-deductible transaction costs. The income tax provision for the three months ended September 30, 2024, primarily relates to state income tax and deferred taxes related to goodwill amortization for tax purposes. The Company had a total unrecognized income tax benefit of $0.7 million and $0.7 million as of September 30, 2025 and 2024, respectively.

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. The Company assesses the realizability of deferred tax assets by considering both positive and negative evidence including forecasts of future taxable income. For the three months ended September 30, 2025, the Company concluded that it is more likely than not a portion of its deferred tax assets, primarily related to federal and state net operating loss carryforwards, will be realized, consistent with our conclusion for the fiscal year ended June 30, 2025. These U. S. federal and state deferred tax assets were created primarily as a result of net operating loss carryforwards from historical business operations. The Company maintains its valuation allowance associated with the Pennsylvania net operating loss carryforwards.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The OBBBA did not have a material impact on the results of operations.

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

	Three months ended September 30,
($ in thousands, except per share data)	2025	2024

Numerator for basic and diluted (loss) income per share
Net (loss) income	$(919)	3,572
Preferred dividends	(289)	(289)
Net (loss) income applicable to common shareholders	$(1,208)	$3,283

Denominator for basic earnings per share - Weighted average shares outstanding	73,540,754	73,068,856
Effect of dilutive potential common shares	—	852,330
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	73,540,754	73,921,186

Basic earnings per share	$(0.02)	$0.04
Diluted earnings per share	$(0.02)	$0.04
Potentially anti-dilutive shares excluded from the calculation of diluted earnings per share were approximately 4.7 million and 0.1 million for the three months ended September 30, 2025 and 2024, respectively.
14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are a party to litigation and other proceedings that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. In accordance with the accounting guidance for contingencies, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable and the amount of the loss can be reasonably estimated. We cannot predict the outcome of legal or other proceedings with certainty. We do not expect any claims with a reasonably possible adverse outcome to have a material impact on us, and accordingly have not accrued for any material claims.

Purchase Commitments

As of September 30, 2025, the Company had no material firm purchase commitments over the next year.

15. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a success fee based on the savings realized by the Company, and a recurring monthly subscription fee for the analytical services. The total expense recognized within Cost of subscription and transaction fees for these arrangements was less than $0.1 million for both the three months ended September 30, 2025 and 2024.

16. SEGMENT INFORMATION

The Company has one reportable segment, Cantaloupe, Inc. The business activities are managed on a consolidated basis. The types of software and services from which we generate revenue are described under our “Revenue Recognition” policy within Note 2 - Summary of Significant Accounting Policies of our Annual Report.

Our chief operating decision maker, or CODM, is our Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income that is also reported on the Condensed Consolidated Statements of Operations as consolidated net income. The CODM does not use any segment asset measures to assess performance and decide how to allocate resources.

The following table sets out our measure of profit or loss and significant segment expenses:

	Three months ended September 30,
($ in thousands)	2025	2024
Revenue	$80,853	$70,836

Segment expenses:
Costs of sales	(47,339)	(41,985)
Compensation and benefits	(12,354)	(12,400)
Rent, occupancy and insurance	(1,070)	(1,087)
Professional services	(9,044)	(3,125)
Subscription & cloud services	(2,756)	(2,261)
Other general & administrative expenses(1)	(2,867)	(3,199)
Depreciation and amortization	(3,795)	(2,672)
Other segment (benefits) expenses(2)	(615)	(358)
Income tax expense	(1,932)	(177)
Segment net (loss) income	$(919)	$3,572
(1) Other general & administrative expenses include marketing, bad debt expense, office supplies, adjustments to sales and use tax reserves and other various selling, general and administrative expenses.
(2) Other segment expenses (benefits) include interest and other income and interest expense.

The Company has operations in the U.S., Mexico, and the U.K. The Company did not earn material revenue in any country other than the United States during the three months ended September 30, 2025 and 2024.

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

Forward-Looking Statements
This Form 10‑Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of Cantaloupe, Inc. and our expectations regarding our acquisition by 365 Retail Markets. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected include, for example:
•disruption to our business caused by the acquisition of us by 365 Retail Markets;
•our ability to consummate the transaction with 365 Retail Markets within the contemplated timeframe, or at all, including risks and uncertainties related to securing the necessary regulatory approvals, including HSR, and the satisfaction of other closing conditions;
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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above, or those discussed under Part I, Item 1A. “Risk Factors” of our Annual Report for the fiscal year ended June 30, 2025. We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.

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

Our revenue streams consist of subscription, transaction processing and equipment sales. During the three months ended September 30, 2025 and September 30, 2024, we derived approximately 87% and 90%, respectively, from subscription and transaction fees, and 13% and 10%, respectively, from equipment sales.
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

Recent Developments

Merger with 365 Retail Markets, LLC

On June 15, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with 365 Retail Markets, LLC ("365 Retail Markets"), Catalyst Holdco I, Inc. ("Holdco"), Catalyst Holdco II, Inc. ("Holdco II") and Catalyst Merger Sub Inc. Subject to the terms and conditions of the Merger Agreement, 365 Retail Markets has agreed to acquire the Company in an all-cash transaction for $11.20 per share of common stock, without interest (the "Merger Consideration"). Pursuant to the Merger

Agreement, and subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned, indirect subsidiary of 365 Retail Markets. Upon the consummation of the Merger, we will cease to be a publicly traded company, and our common stock will be delisted from The Nasdaq Stock Market LLC and deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements.

The respective obligations of Cantaloupe and 365 Retail Markets to consummate the Merger are subject to the satisfaction or waiver of several closing conditions specified in the Merger Agreement, including the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act").

On September 4, 2025, the Company held a special meeting of shareholders, where shareholders approved a proposal to approve and adopt the Merger Agreement, including the Merger.

On September 17, 2025, each of Cantaloupe and 365 Retail Markets received a request for additional information and documentary material (a “Request”) from the U.S. Federal Trade Commission (the “Second FTC”) pursuant to the HSR Act in connection with the Merger. The effect of a Second Request is to extend the applicable waiting period relating to the Merger until 30 days after each of Cantaloupe and 365 Retail Markets has substantially complied with the Second Request issued to it, unless the waiting period is terminated earlier by the FTC. Cantaloupe and 365 Retail Markets will continue to cooperate with the FTC staff in its review of the Merger.

Assuming Cantaloupe and 365 Retail Markets receive the required clearance under the HSR Act and each of the other conditions to the consummation of the Merger are satisfied or waived in a timely manner, the parties to the Merger Agreement currently expect to complete the Merger in the first half of calendar year 2026.

One Big Beautiful Bill Act

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The OBBBA did not have a material impact on the results of operations.

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

The following tables represents our selected operating metrics for the periods indicated:

	As of and for the three months ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Devices:
Active Devices (thousands)	1,280	1,280	1,261	1,269	1,230

Customers:
Active Customers	35,837	34,896	34,115	32,909	32,338

Volumes:
Total Number of Transactions (millions)	321.2	309.4	296.1	299.8	293.7
Total Dollar Volume of Transactions (millions)	947.1	921.8	852.4	843.1	826.7

Subscription and transaction fees - Trailing 12 months (thousands)	$269,622	$263,128	$255,181	$249,210	$240,153
Average revenue per unit (ARPU)	$214.84	$210.26	$205.92	$202.20	$198.31

	3 Months Ended September 30,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Transaction fees	$48,060	$43,604	$4,456	10.2%

Cost of transaction fees(1)	36,270	33,303	2,967	8.9%
Gross profit, transaction	$11,790	$10,301	1,489	14.5%
Gross margin, transaction	24.5%	23.6%	0.9%

Subscription fees	$22,265	$20,188	$2,077	10.3%
Cost of subscription fees(1)	1,930	2,441	(511)	(20.9)%
Amortization(2)	2,707	1,747	960	55.0%
Gross profit, subscription fees	$17,628	$16,000	1,628	10.2%
Gross margin, subscription fees	79.2%	79.3%	(0.1)%

Equipment sales	$10,528	$7,044	$3,484	49.5%
Cost of equipment sales	9,139	6,241	2,898	46.4%
Gross profit, equipment(3)	$1,389	$803	586	73.0%
Gross margin, equipment	13.2%	11.4%	1.8%

Total gross profit	$30,807	$27,104	$3,703	13.7%
Total gross margin	38.1%	38.3%	(0.2)%

(1) Cost of subscription and transaction fees excludes amortization of certain technology assets, see (2) and (3) below.
(2) Amortization of internal-use software assets and developed technology assets.
(3) The Company's internal-use software assets and developed technology assets are not associated with equipment sales.

Highlights for the quarter ended September 30, 2025 include:
•Revenues of $80.9 million, an increase of 14.1% quarter over same quarter prior year. The increase was led by higher transaction fees and subscription fees revenue;
•1.28 million Active Devices compared to the same quarter last year of 1.23 million, an increase of approximately 50 thousand Active Devices, or 4.1%;
•35,837 Active Customers on our service compared to the same quarter last year of 32,338, an increase of 3,499 Active Customers, or 10.8%; and
•$947.1 million in Total Dollar Volume of Transactions for the quarter ended September 30, 2025 compared to $826.7 million for the quarter ended September 30, 2024, an increase of $120.4 million, or 14.6%. See "Revenues and Gross Margin" in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional information.
Revenues.  Total revenues increased by $10.0 million for the three months ended September 30, 2025 compared to the same period in 2024. The increase in revenues is attributed to a $4.5 million increase in transaction revenue, a $3.5 million increase in equipment revenue and a $2.1 million increase in subscription revenue.

The increase in transaction fees was primarily driven by increased processing volumes and increased average ticket size, resulting in a 14.6% increase in total dollar volumes of transactions for the current fiscal year quarter relative to the same quarter in the prior year. Our subscription fees have increased 10.3% for the three months ended September 30, 2025 compared to the same period in 2024, which is attributed to a continued focus of management to grow our recurring subscription services to our customer base.

Equipment revenue increased 49.5% to $10.5 million for the three months ended September 30, 2025, compared to $7.0 million for the same period in 2024 primarily due to our Smart Stores product, which launched in December 2024.

Costs of sales. Costs of sales increased $5.4 million for the three months ended September 30, 2025 compared to the prior year period. The increase in costs of sales was partially due to a $3.0 million increase in transaction costs as a direct result of increased transaction processing fees corresponding with an increase in processing volumes. Additionally, equipment cost of goods sold increased $2.9 million for the three months ended September 30, 2025 compared to the prior year period due to the increased equipment sales volumes.

Gross margin. Total gross margin decreased to 38.1% for the three months ended September 30, 2025 from 38.3% for the three months ended September 30, 2024. The decrease was primarily a result of a $1.0 million increase in amortization expenses related to internal use software and developed technology acquired in our SB Software acquisition.

Operating Expenses

	Three months ended September 30,		Change
Category ($ in thousands)	2025	2024	Amount	Percentage
Sales and marketing	$6,523	$5,448	$1,075	19.7%
Technology and product development	5,014	4,499	515	11.4%
General and administrative expenses	9,357	11,928	(2,571)	(21.6)%
Merger, acquisition and integration expenses	7,197	197	7,000	3,553.3%
Depreciation and amortization	3,795	2,672	1,123	42.0%
Total operating expenses	$31,886	$24,744	$7,142	28.9%

Total operating expenses. Operating expenses increased 28.9% for the three months ended September 30, 2025 compared to the same period in 2024. This is primarily driven by an $7.0 million increase in Merger, acquisition, and integration expenses as well as an increase in Sales and marketing and Depreciation and amortization, offset by a decrease in General and administrative expenses. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $1.1 million for the three months ended September 30, 2025 compared to the same period in 2024, due to a $1.0 million increase in compensation and benefits as a result of increased headcount with the launch of Vine Digital Studios and a $0.1 million increase in various sales and marketing expenses.

Technology and product development. Technology and product development expenses increased by $0.5 million for the three months ended September 30, 2025. The increase is due to a $0.3 million increase in compensation and benefits and a $0.2 million increase in subscription and other expenses.

General and administrative expenses. General and administrative expenses decreased by $2.6 million for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a one-time decrease due to the receipt of $2.3 million in Employee Retention Tax credits and a $0.3 million decrease in professional services.

Merger, acquisition, and integration expenses. As described in Merger with 365 Retail Markets, LLC above, the Company is incurring professional service fees in preparation for the Merger. For the three months ended September 30, 2025, substantially all of the Merger, acquisition, and integration expenses relate to these professional services. Merger, acquisition, and integration expenses for the same period in 2024 relate to the acquisition of SB Software.

Depreciation and amortization. Depreciation and amortization expenses increased by $1.1 million for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to $0.9 million in increased amortization of internal use software and $0.2 million in increased amortization of intangibles due to the acquisition of SB Software in late first quarter last year.

Other Expense, Net

	Three months ended September 30,		Change
($ in thousands)	2025	2024	Amount	Percentage
Other income (expense):
Interest income from cash and leases	$350	$447	$(97)	(21.7)%
Interest income (expense) from debt and tax liabilities	(914)	(991)	77	7.8%
Other income (expense), net	(51)	186	(237)	127.4%
Total other expense, net	$(615)	$(358)	$(257)	(71.8)%

Other expense, net.  Other expense decreased $0.3 million for the three months ended September 30, 2025 as compared to the same period in 2024. Our interest expense from debt and tax liabilities decreased by $0.1 million primarily due to the reduced interest rate as a result of debt modification in January 2025. The decrease in interest income from cash and leases is primarily due to lower outstanding balances for our finance receivables. Other income (expense), net decreased primarily due to foreign currency transactions.

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

We have provided below a reconciliation of U.S. GAAP gross profit to Adjusted Gross Profit and Adjusted Gross Margin for the fiscal years ended September 30, 2025 and 2024:

	3 Months Ended September 30,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Gross profit, transaction (GAAP)	$11,790	$10,301	$1,489	14.5%
Gross margin, transaction (GAAP)	24.5%	23.6%	0.9%

Gross profit, subscription (GAAP)	17,628	16,000	1,628	10.2%
Amortization(1)	2,707	1,747	960	55.0%
Adjusted Gross Profit, subscription (non-GAAP)	$20,335	$17,747	2,588	14.6%
Adjusted Gross Margin, subscription (non-GAAP)	91.3%	87.9%	3.4%

Gross profit, equipment (GAAP)	$1,389	$803	586	73.0%
Gross margin, equipment (GAAP)	13.2%	11.4%	1.8%

Total Adjusted Gross Profit (non-GAAP)	$33,514	$28,851	4,663	16.2%
Total Adjusted Gross Margin (non-GAAP)	41.5%	40.7%	0.8%

(1) Amortization of internal-use software assets and developed technology assets.

Total Adjusted Gross Margin (non-GAAP) was 41.5% for the three months ended September 30, 2025, from 40.7% for the three months ended September 30, 2024.  The decrease in Adjusted Gross Margin was primarily due to equipment sales representing a larger percentage of the Company's sales than for the same quarter last year.

Adjusted EBITDA (non-GAAP)

The Company defines Adjusted EBITDA (non-GAAP) as U.S. GAAP net income before (i) interest income from cash and leases, (ii) interest (income) expense from debt and tax liabilities, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, and (vii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations such as Merger, acquisition, and integration expenses, one-time tax credits and costs as a result of auditor transitions.
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

Below is a reconciliation of U.S. GAAP net income to Adjusted EBITDA for the three months ended September 30, 2025 and 2024:

	3 Months Ended September 30,
($ in thousands)	2025	2024

Net (loss) income	$(919)	$3,572
Less: interest income	(350)	(447)
Plus: interest expense	914	991
Plus: income tax provision	1,932	177
Plus: depreciation expense included in cost of sales for rentals	494	534
Plus: depreciation and amortization expense in operating expenses	3,795	2,672
EBITDA	5,866	7,499
Plus: stock-based compensation (a)	1,009	887
Plus: Merger, acquisition and integration expenses (b)	7,197	197
Plus: employee retention tax credit (c)	(2,319)	—
Plus: auditor transition costs (d)	—	369
Adjustments to EBITDA	5,887	1,453
Adjusted EBITDA	$11,753	$8,952
(a) We have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b) We have excluded Merger, acquisition and business integration expenses as they do not represent recurring costs or charges related to our core operations.
(c) We have excluded a one-time tax credit received as it does not represent recurring benefits received by our core operations.
(d) Costs incurred as a result of former auditor consent procedures. See Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure of the Company's Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company's primary sources of capital available are cash and cash equivalents on hand of $55.0 million as of September 30, 2025 and the cash that we expect to be provided by operating activities by the Company.

The Company also has estimated and recorded for potential sales tax and related interest and penalty liabilities of $7.1 million in the aggregate as of September 30, 2025. The Company continues to evaluate these liabilities and the amount and timing of any such payments.

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

Net cash used in operating activities

For the three months ended September 30, 2025, net cash provided by operating activities was $7.0 million which is the result of $0.8 million of cash utilized by working capital accounts and non-cash operating charges of $7.1 million, offset by our net loss of $0.9 million. The change in working capital was primarily driven by a decrease in cash utilized by accounts payable and accrued expenses of $6.4 million, offset by a $4.8 million decrease in cash from accounts receivable. Decreases in cash utilized by accounts payable and accrued expenses and as well as the reduction in collection of accounts receivable were the result of the timing of payments made to our customers for transaction processing as September 30, 2025.

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

Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, deferred taxes, and provisions for expected losses for the three months ended September 30, 2025 and 2024.

Net cash used in investing activities

Net cash used in investing activities was $3.4 million for the three months ended September 30, 2025. We invested $3.4 million in property and equipment as the Company continues to develop innovative technologies and products, and capitalize rental devices enrolled in the Company's Cantaloupe One program.

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

Net cash provided by financing activities

Net cash provided by financing activities was $0.3 million for the three months ended September 30, 2025, primarily due to the proceeds from the exercise of stock options granted to employees, offset by debt repayments on the 2025 Credit Facility. Net cash used in financing activities was $0.5 million for the three months ended September 30, 2024, which is primarily driven by debt repayments on the 2022 Amended JPMorgan Credit Facility.

CONTRACTUAL OBLIGATIONS

During the three months ended September 30, 2025, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended June 30, 2025.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on for the fiscal year ended June 30, 2025.

Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2025, we are exposed to market risk related to changes in interest rates on our outstanding borrowings. Our 2025 Credit Facility matures on January 31, 2030. Interest on the 2025 Credit Facility will be based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total leverage ratio and having ranges of between 1.75% and 2.50% for base rate loans and between 2.75% and 3.50% for SOFR loans. As of September 30, 2025, we have $38.5 million total outstanding borrowings, an increase of 100 basis points in SOFR Rate would result in a change in interest expense of $0.4 million per year.

We are also exposed to market risk related to changes in interest rates on our cash investments and foreign currency exchange rate risks on our cash investments, inventory, accounts payable and accounts receivable. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. We have no freestanding derivative instruments as of September 30, 2025.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2025.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to the Notes to condensed consolidated financial statements, Note 14 – Commitments and Contingencies in Part I, Item 1, of this Quarterly Report.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on for the fiscal year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of the Company's director or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 6, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of September 30, 2025 and June 30, 2025, (2) the Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 2025 and 2024, (3) the Condensed Consolidated Statements of Other Comprehensive Income for the three-month periods ended September 30, 2025 and 2024, (4) the Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity for the three-month periods ended September 30, 2025 and 2024, (5) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2025 and 2024, and (6) the Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 6, 2025, is formatted as iXBRL and contained in Exhibit 101.
______________________________________
*     Filed herewith.
**    Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: November 6, 2025	/s/ Ravi Venkatesan
Ravi Venkatesan
Chief Executive Officer

Date: November 6, 2025	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer