Form 10-Q
period 2025-12-31
CANTALOUPE, INC.
filed 2026-02-06
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

As of February 2, 2026, there were 73,720,194 outstanding shares of Common Stock, no par value ("Common Stock").

Cantaloupe, Inc.

TABLE OF CONTENTS

Part I - Financial Information

Item
	1.	Condensed Consolidated Financial Statements
		Condensed Consolidated Balance Sheets - December 31, 2025 (unaudited) and June 30, 2025	3
		Condensed Consolidated Statements of Operations - Three and Six Months ended December 31, 2025 and 2024 (unaudited)	4
		Condensed Consolidated Statements of Comprehensive (Loss) Income - Three and Six Months ended December 31, 2025 and 2024 (unaudited)	5
		Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity - Three and Six Months ended December 31, 2025 and 2024 (unaudited)	6
		Condensed Consolidated Statements of Cash Flows - Six Months ended December 31, 2025 and 2024 (unaudited)	8
		Notes to Condensed Consolidated Financial Statements (unaudited)	9
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	3.	Quantitative and Qualitative Disclosures About Market Risk	38
	4.	Controls and Procedures	38

Part II - Other Information
Item
	1.	Legal Proceedings	39
	1A.	Risk Factors	39
	2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
	3.	Defaults Upon Senior Securities	39
	4.	Mine Safety Disclosures	39
	5.	Other Information	39
	6.	Exhibits	40

		Signatures	41

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2025 (Unaudited)	June 30, 2025
($ in thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$52,980	$51,146
Accounts receivable, net	36,813	37,927
Finance receivables, net	5,770	5,422
Inventory	50,717	45,703
Prepaid expenses and other current assets	13,642	12,727
Total current assets	159,922	152,925

Non-current assets:
Finance receivables, net	3,559	5,750
Property and equipment, net	40,233	39,125
Operating lease right-of-use assets	7,111	7,735
Intangibles, net	20,405	23,331
Goodwill	103,071	103,222
Deferred income taxes, net	40,529	43,253
Other assets	7,113	6,517
Total non-current assets	222,021	228,933

Total assets	$381,943	$381,858

Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities:
Accounts payable	$52,331	$58,741
Accrued expenses	25,346	19,748
Current obligations under long-term debt	1,919	1,917
Deferred revenue	3,645	1,990
Total current liabilities	83,241	82,396

Long-term liabilities:
Long-term debt, less current portion	35,786	36,746
Other noncurrent liabilities	7,740	8,965
Total long-term liabilities	43,526	45,711

Total liabilities	126,767	128,107
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 385,782 and 385,782 issued and outstanding, with liquidation preferences of $23,590 and $23,301 at December 31, 2025 and June 30, 2025, respectively	2,720	2,720
Shareholders’ equity:
Common Stock, no par value, 640,000,000 shares authorized, 73,716,860 and 73,289,054 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	—	—
Additional paid-in capital	488,924	486,759
Accumulated deficit	(236,915)	(235,926)
Accumulated other comprehensive income	447	198
Total shareholders’ equity	252,456	251,031

Total liabilities, convertible preferred stock, and shareholders’ equity	$381,943	$381,858
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands, except share and per share data)	2025	2024	2025	2024
Revenues:
Subscription and transaction fees	$69,677	$65,086	$140,002	$128,877
Equipment sales	9,035	8,636	19,563	15,681
Total revenues	78,712	73,722	159,565	144,558

Costs of sales (exclusive of certain depreciation and amortization):
Cost of subscription and transaction fees	40,098	35,152	78,298	70,896
Cost of equipment sales	8,070	7,850	17,209	14,091
Total costs of sales	48,168	43,002	95,507	84,987

Operating expenses:
Sales and marketing	5,914	5,385	12,438	10,833
Technology and product development	4,621	4,523	9,636	9,023
General and administrative	10,308	11,239	19,665	23,166
Merger, acquisition, and integration expenses	3,854	44	11,051	241
Depreciation and amortization	4,241	3,366	8,035	6,038
Total operating expenses	28,938	24,557	60,825	49,301

Operating income	1,606	6,163	3,233	10,270

Other income (expense):
Interest income	350	398	700	845
Interest expense	(837)	(993)	(1,751)	(1,984)
Other expense, net	(42)	(199)	(92)	(12)
Total other expense, net	(529)	(794)	(1,143)	(1,151)

Income before income taxes	1,077	5,369	2,090	9,119
Provision for income taxes	(1,147)	(395)	(3,079)	(573)

Net (loss) income	(70)	4,974	(989)	8,546
Preferred dividends	—	—	(289)	(289)
Net (loss) income applicable to common shares	$(70)	$4,974	$(1,278)	$8,257

Net (loss) income per common share
Basic	$—	$0.07	$(0.02)	$0.11
Diluted	$—	$0.07	$(0.02)	$0.11
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands)	2025	2024	2025	2024
Net (loss) income	(70)	$4,974	(989)	$8,546

Foreign currency translation adjustments	321	(1,818)	249	(1,629)
Other comprehensive (loss) income	321	(1,818)	249	(1,629)
Total comprehensive (loss) income	$251	$3,156	$(740)	$6,917

See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity
(Unaudited)

Three Months Ended December 31, 2025

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2025	385,782	$2,720	73,693,758	$—	$488,557	$(236,845)	$126	$251,838
Stock-based compensation	—	—	—	—	608	—	—	608
Vesting of restricted stock	—	—	27,207	—	—	—	—	—
Exercise of stock options	—	—	3,471	—	—	—	—	—
Shares withheld[1]	—	—	(7,576)	—	(241)	—	—	(241)
Other comprehensive income	—	—	—	—	—	—	321	321
Net loss	—	—	—	—	—	(70)	—	(70)
Balance, December 31, 2025	385,782	$2,720	73,716,860	—	$488,924	$(236,915)	$447	$252,456

Three Months Ended December 31, 2024

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2024	385,782	$2,720	72,986,172	$—	$483,052	$(296,887)	$65	$186,230
Stock-based compensation	—	—	—	—	943	—	—	943
Vesting of restricted stock	—	—	67,774	—	—	—	—	—
Shares withheld[1]	—	—	(19,371)		(189)			(189)
Other comprehensive income							(1,818)	(1,818)
Net income	—	—	—	—	—	4,974	—	4,974
Balance, December 31, 2024	385,782	$2,720	73,034,575	—	$483,806	$(291,913)	$(1,753)	$190,140

1    Shares withheld to satisfy tax withholding obligations in connection with restricted stock vestings.
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity
(Unaudited)

Six Months Ended December 31, 2025

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	385,782	$2,720	73,289,054	$—	$486,759	$(235,926)	$198	$251,031
Stock-based compensation	—	—	—	—	1,617	—	—	1,617
Vesting of restricted stock	—	—	200,015	—	—	—	—	—
Exercise of stock options	—	—	284,138	—	1,262	—	—	1,262
Shares withheld[1]	—	—	(56,347)	—	(714)	—	—	(714)
Other comprehensive income	—	—	—	—	—	—	249	249
Net loss	—	—	—	—	—	(989)	—	(989)
Balance, December 31, 2025	385,782	$2,720	73,716,860	—	$488,924	$(236,915)	$447	252,456

Six Months Ended December 31, 2024

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	385,782	$2,720	72,935,497	$—	$482,329	$(300,459)	$(124)	$181,746
Stock-based compensation	—	—	—	—	1,830	—	—	1,830
Vesting of restricted stock	—	—	141,377	—	—	—	—	—
Shares withheld[1]	—	—	(42,299)		(353)	—	—	(353)
Other comprehensive income	—	—	—	—	—	—	(1,629)	(1,629)
Net income	—	—	—	—	—	8,546	—	8,546
Balance, December 31, 2024	385,782	$2,720	73,034,575	—	$483,806	$(291,913)	$(1,753)	190,140

1    Shares withheld to satisfy tax withholding obligations in connection with restricted stock vestings.
See accompanying notes to condensed consolidated financial statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
($ in thousands)	2025	2024
Cash flows from operating activities:
Net (loss) income	$(989)	$8,546
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	1,617	1,830
Provision for expected losses	1,045	2,121
Depreciation and amortization	9,045	6,920
Non-cash lease expense	642	879
Other	1,149	997
Changes in operating assets and liabilities:
Accounts receivable	(95)	13,265
Finance receivables	2,532	2,264
Inventory	(4,332)	(4,845)
Prepaid expenses and other assets	(1,367)	(1,402)
Accounts payable and accrued expenses	(48)	(40,905)
Operating lease liabilities	(731)	(796)
Deferred revenue	1,655	(370)
Net cash provided by (used in) operating activities	10,123	(11,496)

Cash flows from investing activities:
Capital expenditures	(7,198)	(8,081)
Acquisition of business, net of cash acquired	—	(9,761)
Net cash used in investing activities	(7,198)	(17,842)

Cash flows from financing activities:
Repayment of long-term debt	(1,000)	(573)
Proceeds from exercise of common stock options	1,289	—
Contingent consideration paid for acquisition	(896)	—
Payment of employee taxes related to stock-based compensation	(473)	(353)
Net cash used in financing activities	(1,080)	(926)

Effect of currency exchange rate changes on cash and cash equivalents	(11)	(977)

Net increase (decrease) in cash and cash equivalents	1,834	(31,241)
Cash and cash equivalents at beginning of year	51,146	58,920
Cash and cash equivalents at end of period	$52,980	$27,679

Supplemental disclosures of cash flow information:
Interest paid in cash	$1,511	$1,672
Income taxes paid in cash	$2,112	$778

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

Merger with 365 Retail Markets, LLC

On June 15, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with 365 Retail Markets, LLC ("365 Retail Markets"), Catalyst Holdco I, Inc. ("Holdco"), Catalyst Holdco II, Inc. ("Holdco II") and Catalyst MergerSub Inc. ("Merger Sub"). Subject to the terms and conditions of the Merger Agreement, 365 Retail Markets has agreed to acquire the Company in an all-cash transaction for $11.20 per share of Common Stock, without interest (the "Merger Consideration"). Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned, indirect subsidiary of 365 Retail Markets. Upon the consummation of the Merger, we will cease to be a publicly traded company, and our Common Stock will be delisted from The NASDAQ Stock Market LLC ("Nasdaq") and deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements.

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

On September 17, 2025, each of Cantaloupe and 365 Retail Markets received a request for additional information and documentary material (a “Second Request”) from the U.S. Federal Trade Commission (the “FTC”) pursuant to the HSR Act in connection with the Merger. The effect of a Second Request is to extend the applicable waiting period relating to the Merger until 30 days after each of Cantaloupe and 365 Retail Markets has substantially complied with the Second Request issued to it, unless the waiting period is terminated earlier by the FTC. Cantaloupe and 365 Retail Markets will continue to cooperate with the FTC staff in its review of the Merger.

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

The Company operates through legal entities in several countries, primarily conducting its business activities in the United States, Mexico, and the United Kingdom. The functional currencies of our foreign wholly-owned subsidiaries are the local currencies. We translate the financial statements of these subsidiaries into U.S. dollars each reporting period for purposes of consolidation.

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

No other new accounting pronouncements, issued or effective during the period ended December 31, 2025, have had or are expected to have a significant impact on the Company’s financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable includes amounts due to the Company for sales of equipment and subscription fees, settlement receivables for amounts due from third-party payment processors, receivables from contract manufacturers and unbilled amounts due from customers, net of the allowance for credit losses. Accounts receivable, net of the allowance for uncollectible accounts were $36.8 million as of December 31, 2025 and $37.9 million as of June 30, 2025.

Allowance for credit losses

The following table represents a rollforward of the allowance for credit losses for the six months ended December 31, 2025 and 2024:

	Six months ended December 31,
($ in thousands)	2025	2024
Balance, June 30	$13,241	$13,442
Provision for expected losses	852	558
Write-offs and other adjustments	86	(354)
Balance, September 30	14,179	13,646
Provision for expected losses	349	1,064
Write-offs and other adjustments	952	(3,559)
Balance, December 31	$15,480	$11,151

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

At December 31, 2025, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$1,001	$1,635	$1,346	$3,082	$804	$24	$7,892
30 days and under	17	17	20	107	84	2	247
31 - 60 days	1	18	18	126	125	100	388
61 - 90 days	1	16	11	79	43	2	152
Greater than 90 days	1	59	89	1,116	674	844	2,783
Total finance receivables	$1,021	$1,745	$1,484	$4,510	$1,730	$972	$11,462

At June 30, 2025, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$1,463	$1,517	$3,290	$2,766	$589	$93	$9,718
30 days and under	27	34	83	106	61	14	325
31 - 60 days	9	16	42	73	57	18	215
61 - 90 days	8	14	63	10	66	12	173
Greater than 90 days	3	58	573	973	373	1,162	3,142
Total finance receivables	$1,510	$1,639	$4,051	$3,928	$1,146	$1,299	$13,573

The following table represents a rollforward of the allowance for finance receivables for the six months ended December 31, 2025 and 2024:

	Six months ended December 31,
($ in thousands)	2025	2024

Balance, June 30	$2,401	$1,934
Provision for expected losses	(167)	391
Write-offs	(10)	—
Balance, Sept 30	2,224	2,325
Provision for expected losses	11	108
Write-offs	(102)	—
Balance, December 31	$2,133	$2,433

Cash to be collected on our performing finance receivables due for each of the fiscal years is as follows:

($ in thousands)	Amount
Remainder of 2026	$2,910
2027	4,374
2028	2,409
2029	1,137
2030	393
Thereafter	21
Total amounts to be collected	11,244
Less: interest	218
Less: allowance for uncollectible receivables	(2,133)
Total finance receivables	$9,329

5. LEASES

Lessee Accounting
We have operating leases which are real estate leases used for corporate functions, product development, sales, and other purposes. The following table provides supplemental balance sheet information related to the Company's operating leases:

($ in thousands)	Balance Sheet Classification	December 31, 2025	June 30, 2025
Assets:	Operating lease right-of-use assets	$7,111	$7,735

Liabilities:
Current	Accrued expenses	$1,891	$1,655
Long-term	Other noncurrent liabilities	7,327	8,279
Total lease liabilities		$9,218	$9,934

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Six months ended December 31,
	2025	2024
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,522	$1,061

Non-cash activity:
Right-of-use assets obtained in exchange for new lease obligations	$25	$525

Maturities of lease liabilities by fiscal year for our leases as of December 31, 2025 are as follows:

($ in thousands)	Operating Leases
Remainder of 2026	$1,302
2027	2,261
2028	1,658
2029	1,492
2030	978
Thereafter	4,743
Total lease payments	12,434
Less: Imputed interest	(3,216)
Present value of lease liabilities	$9,218

Lessor Accounting

Property and equipment used for the Cantaloupe One operating lease rental program consisted of the following:

($ in thousands)	December 31, 2025	June 30, 2025
Cost	$35,167	$34,522
Accumulated depreciation	(28,048)	(26,818)
Net	$7,119	$7,704

For the three months ended December 31, 2025 and 2024, the Company recognized $2.3 million and $2.2 million of revenue from its device rental program, respectively, which is included in Subscription and transaction fees on the Company's Condensed Consolidated Statements of Operations.

For the six months ended December 31, 2025 and 2024, the Company recognized $4.6 million and $4.5 million of revenue from its device rental program, respectively, which is included in Subscription and transaction fees on the Company's Condensed Consolidated Statements of Operations.

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of December 31, 2025 are disclosed within Note 4 - Finance Receivables.

6. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company's debt and other financing arrangements as of December 31, 2025 and June 30, 2025 consisted of the following:

	As of December 31,	As of June 30,
($ in thousands)	2025	2025

2025 Credit Facility/2022 Amended JPMorgan Credit Facility*	$38,000	$39,000
Less: unamortized issuance costs and debt discount	(295)	(337)
Total	37,705	38,663
Less: debt and other financing arrangements, current	(1,919)	(1,917)
Debt and other financing arrangements, noncurrent	$35,786	$36,746
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

Interest on the 2025 Credit Facility is based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total net leverage ratio and having ranges between 1.75% and 2.50% for base rate loans and between 2.75% to 3.50% for SOFR loans. The 2025 Revolving Facility also carries an unused commitment fee tied to the Company's total net leverage ratio between 0.25% to 0.40% per annum. In an event of default, the interest rate may be increased by 2.00%. As of December 31, 2025, the weighted average interest rate for the 2025 Credit Facility is approximately 7.16%.

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
The 2025 Credit Facility includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires the Company to maintain a total leverage ratio of not more than 3.50 to 1.00 on the last day of any fiscal quarter. However, if a material acquisition occurs, the Company is required to maintain a total leverage ratio not greater than 4.00 to 1.00 on the last day of the fiscal quarter for the next four fiscal quarters following the material acquisition. The second financial covenant does not permit the Company to have a fixed charge coverage ratio of less than 1.15 to 1.00 for four consecutive fiscal quarters. The Company was in compliance with its financial covenants for the 2025 Credit Facility as of December 31, 2025.
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

Expected Maturities

The expected maturities for each fiscal year associated with the Company’s outstanding debt and other financing arrangements as of December 31, 2025, were as follows:

($ in thousands)	Amount
Remainder of 2026	$1,000
2027	2,500
2028	3,000
2029	3,500
2030	28,000
Principal amounts payable	38,000
Unamortized issuance costs	(295)
Total outstanding debt	$37,705

7. ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31, 2025 and June 30, 2025:

	As of December 31,	As of June 30,
($ in thousands)	2025	2025

Sales tax	$7,115	$7,349
State income tax payable	283	2,096
Accrued compensation and related sales commissions	4,881	4,929
Operating lease liabilities - current	1,891	1,655
Accrued professional fees	10,190	2,492
Consideration withheld for acquisitions - current*	261	105
Accrued other	725	1,122
Total accrued expenses	$25,346	$19,748
* See Note 9 - Acquisitions for a description of the arrangements.

8. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of December 31, 2025			Weighted Average Remaining Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,605	(2,381)	224	1.6
Developed technology	22,202	(16,267)	5,935	2.7
Customer relationships	28,251	(14,005)	14,246	7.7
Total intangible assets	$53,058	$(32,653)	$20,405	6.2

Goodwill	$103,071	$—	$103,071	Indefinite

	As of June 30, 2025			Weighted Average Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,608	$(2,235)	$373	1.8
Developed technology	22,259	(15,086)	7,173	3.2
Customer relationships	28,255	(12,470)	15,785	7.9
Total intangible assets	$53,122	$(29,791)	$23,331	6.3

Goodwill	$103,222	$—	$103,222	Indefinite

During the three and six months ended December 31, 2025, the Company recognized $1.4 million and $2.9 million, respectively, in amortization expense related to intangible assets.

During the three and six months ended December 31, 2024, the Company recognized $1.5 million and $2.7 million, respectively, in amortization expense related to intangible assets.

The Company performs an annual goodwill impairment test on April 1 and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is one single reporting unit for purposes of testing goodwill for impairment. During the six months ended December 31, 2025 and December 31, 2024, the Company did not recognize any impairment charges related to goodwill.

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
The $1.4 million fair value of the contingent consideration represented the present value of up to $3.3 million in contingent consideration based on a Monte Carlo simulation as of the acquisition date should SB Software achieve certain revenue growth targets over a three year period as defined in the share purchase agreement. During the quarter ended December 31, 2025, the company paid $0.9 million in deferred cash consideration, based on SB Software's revenue growth for the first 12 months following the closing date. Should the second and third year targets be achieved, approximately $1.0 million, denominated in

British Pounds, will be payable after both September 2026 and September 2027. Additionally, the Company may choose to pay this contingent consideration in either cash or Common Stock valued based on the average stock price for the 10 trading days preceding the release of these shares.

During six months ended December 31, 2025, the Company recognized a $0.8 million loss due to the increase in the fair value of the contingent consideration which was included in Integration, acquisition, due diligence, license application expenses on the Condensed Consolidated Statement of Operations. During the previous year, the Company recognized a $0.6 million gain related to the adjusted fair value of contingent consideration. As of December 31, 2025 the fair value current and noncurrent portions of the fair value of the contingent consideration of $0.3 million and $0.4 million are included in Accrued expenses and Other noncurrent liabilities on the Condensed Consolidated Balance Sheet, respectively.

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

10. REVENUES

Based on similar operational characteristics, the Company's revenues are disaggregated as follows:

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2025	2024	2025	2024
Transaction fees	$47,926	$44,392	$95,986	$87,995
Subscription fees	21,751	20,694	44,016	40,882
Subscription and transaction fees	69,677	65,086	140,002	128,877
Equipment sales	9,035	8,636	19,563	15,681
Total revenues	$78,712	$73,722	$159,565	$144,558

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

The Company's revenues earned under ASC Topic 842 are as follows:

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2025	2024	2025	2024
Operating leases	$2,270	$2,190	$4,642	$4,508
Sales-type leases	112	294	335	934
Total lease revenues	$2,382	$2,484	$4,977	$5,442

Operating leases are included in Subscription and transaction fees in the Consolidated Statement of Operations and Subscription fees in the disaggregated revenue table above. Sales-type finance leases are included in Equipment sales in the Consolidated Statement of Operations and in the disaggregated revenue table above.

Contract Assets
Contract assets represent revenues earned from customers that are not yet billable to customers, generally due to the timing of when equipment and services are delivered to customers on bundled contracts, or as a result of contract costs as described below. Contract assets that will be billed within the next 12 months are included in Prepaid expenses and other current assets and all others are included in Other assets on the Condensed Consolidated Balance Sheets. Contract assets were $4.3 million and $3.3 million, as of December 31, 2025 and June 30, 2025.

Contract Liabilities

The change in the contract liability balances, presented as Deferred revenue on the Condensed Consolidated Balance Sheets, is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.
The Company's contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended December 31,
($ in thousands)	2025	2024
Deferred revenue, beginning of the period	$3,975	$1,471
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	(424)	(211)
Additions (reversals)	94	96
Deferred revenue, end of the period	$3,645	$1,356

	Six months ended December 31,
($ in thousands)	2025	2024
Deferred revenue, beginning of the period	$1,990	$1,726
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	(498)	(515)
Additions	2,153	145
Deferred revenue, end of the period	$3,645	$1,356

Lessor Operating Lease Payment Receipts

The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year are primarily associated with the Company's Cantaloupe ONE rental program which has a contractual term of 36 months. The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2025:

($ in thousands)	As of December 31, 2025
Remainder of fiscal year 2026	$1,979
2027	2,427
2028	1,145
2029	96
Total	$5,647

Contract Costs

The Company had net capitalized costs to obtain contracts of $1.1 million and $1.0 million included in Prepaid expenses and other current assets and $2.9 million and $2.7 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025, respectively. None of these capitalized contract costs were impaired.

During the three and six months ended December 31, 2025, amortization of capitalized contract costs was $0.3 million and $0.6 million, respectively. During the three and six months ended December 31, 2024, amortization of capitalized contract costs was $0.2 million and $0.5 million, respectively. Amortization of costs to obtain a contract are included within Sales and marketing expenses within the Condensed Consolidated Statement of Operations.

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

There were no options granted during the six months ended December 31, 2025. The fair value of options granted during the six months ended December 31, 2024 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

Six months ended December 31,
2024
Expected volatility (percent)	50.5%
Weighted average expected life (years)	4.5
Dividend yield (percent)	0.0%
Risk-free interest rate (percent)	3.4%
Number of options granted	20,000
Weighted average exercise price	$6.35
Weighted average grant date fair value	$2.88

The total expense recognized for stock option awards for the three months ended December 31, 2025 and 2024 was $0.1 million and $0.2 million, respectively. The total expense recognized for stock option awards for the six months ended December 31, 2025 and 2024 was $0.2 million and $0.7 million, respectively.

Restricted Stock Awards

The Company has granted service based restricted stock awards to employees. The Company determines expense related to restricted stock awards using the closing stock price on the grant date and these awards are expensed under the accelerated attribution method over the vesting period which is typically a three-year service period. The total expense recognized for restricted stock awards for the three months ended December 31, 2025 and 2024 was $0.5 million and $0.7 million, respectively. The total expense recognized for restricted stock awards for both the six months ended December 31, 2025 and 2024 was $1.4 million and $1.1 million.

12. INCOME TAXES

The Company computes its interim period income tax expense or benefit using a forecasted estimated annual effective tax rate ("EAETR") and adjusts for any discrete items arising during the interim period and any changes in the Company's projected full-year taxable income. For both the three and six months ended December 31, 2025 and December 31, 2024, the EAETR was 25.3% and 5.0%, and was based primarily on minimum state tax obligations.

For the three and six months ended December 31, 2025, the Company recorded an income tax provision of $1.1 million and $3.1 million, respectively. For the three and six months ended December 31, 2024, the Company recorded an income tax provision of $0.4 million and $0.6 million, respectively. The income tax provision for three and six months ended December 31, 2025, primarily related to non-deductible transaction costs. The income tax provision for the three and six months ended December 31, 2024, primarily relates to state income tax and deferred taxes related to goodwill amortization for tax purposes. The Company had a total unrecognized income tax benefit of $0.7 million and $0.7 million as of December 31, 2025 and 2024, respectively.

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. The Company assesses the realizability of deferred tax assets by considering both positive and negative evidence including forecasts of future taxable income. For the six months ended December 31, 2025, the Company concluded that it is more likely than not a portion of its deferred tax assets, primarily related to federal and state net operating loss carryforwards, will be realized, consistent with our conclusion for the fiscal year ended June 30, 2025. These U. S. federal and state deferred tax assets were created primarily as a result of net operating loss carryforwards from historical business operations. The Company maintains its valuation allowance associated with the Pennsylvania net operating loss carryforwards.

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

	Three months ended December 31,
($ in thousands, except per share data)	2025	2024

Numerator for basic and diluted (loss) income per share
Net (loss) income	$(70)	4,974
Preferred dividends	—	—
Net (loss) income applicable to common shareholders	$(70)	$4,974

Denominator for basic earnings per share - Weighted average shares outstanding	73,900,781	73,114,387
Effect of dilutive potential common shares	—	1,619,221
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	73,900,781	74,733,608

Basic earnings per share	$—	$0.07
Diluted earnings per share	$—	$0.07

	Six months ended December 31,
($ in thousands, except per share data)	2025	2024

Numerator for basic and diluted loss (income) per share
Net (loss) income	$(989)	8,546
Preferred dividends	(289)	(289)
Net (loss) income applicable to common shareholders	$(1,278)	$8,257

Denominator for basic earnings per share - Weighted average shares outstanding	73,720,767	73,091,622
Effect of dilutive potential common shares	—	1,267,095
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	73,720,767	74,358,717

Basic earnings per share	$(0.02)	$0.11
Diluted earnings per share	$(0.02)	$0.11
Potentially anti-dilutive shares excluded from the calculation of diluted earnings per share were approximately 4.6 million and 1.5 million for the six months ended December 31, 2025 and 2024, respectively.
14. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we are, or may be, a party to litigation and other legal proceedings that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief.

We evaluate legal proceedings based on information currently available, including advice of counsel. Assessment of a loss exposure that could result from legal proceedings is complex because these proceedings often involve inherently unpredictable factors, including, but not limited to, the following: whether the proceeding is in early stages; whether damages or the amount of potential fines, penalties, and restitution are unspecified, unsupported, or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery or other investigation has begun or is not complete; whether material facts may be disputed or unsubstantiated; and whether meaningful settlement discussions have commenced. As a result, the Company may be unable to develop an estimate or range of loss and predict the outcome of such legal proceedings with certainty.

We establish accruals for legal proceedings when the related loss exposure is considered probable and reasonably estimable. We do not have any legal proceedings and related loss exposures that are currently considered both probable of occurrence and reasonably estimable. Accordingly, we have not accrued for such legal proceedings.

15. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a recurring monthly subscription fee for the analytical services. The total expense recognized within General and administrative operating expenses for these arrangements was $0.1 million for the six months ended December 31, 2025 and 2024.

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

The following table sets out our measure of profit or loss and significant segment expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in thousands)	2025	2024	2025	2024
Revenue	$78,712	$73,722	$159,565	$144,558

Segment expenses:
Cost of sales	(48,168)	(43,002)	(95,507)	(84,987)
Compensation and benefits	(12,501)	(12,811)	(24,855)	(25,210)
Rent, occupancy, and insurance	(1,075)	(1,107)	(2,145)	(2,194)
Professional services	(6,082)	(2,338)	(15,127)	(5,463)
Subscription and cloud services	(2,870)	(2,483)	(5,626)	(4,745)
Other general & administrative expenses	(2,169)	(2,452)	(5,037)	(5,651)
Depreciation and amortization	(4,241)	(3,366)	(8,035)	(6,038)
Other segment (benefits) expenses	(529)	(794)	(1,143)	(1,151)
Income tax expense	(1,147)	(395)	(3,079)	(573)
Segment net (loss) income	$(70)	$4,974	$(989)	$8,546
(1) Other general & administrative expenses include marketing, bad debt expense, office supplies, adjustments to sales and use tax reserves and other various selling, general and administrative expenses.
(2) Other segment expenses (benefits) include interest and other income and interest expense.

The Company operates through legal entities in several countries, primarily conducting its business activities in the United States, Mexico, and the United Kingdom. The Company did not earn material revenue in any country other than the United States during the three and six months ended December 31, 2025 and 2024.

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

Forward-Looking Statements
This Form 10‑Q contains certain forward-looking statements within the meaning of Section 21E of the Exchange Act, regarding, among other things, the anticipated financial and operating results of Cantaloupe, Inc. and our expectations regarding our acquisition by 365 Retail Markets. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected include, for example:
•disruption to our business caused by the acquisition of us by 365 Retail Markets;
•our ability to consummate the transaction with 365 Retail Markets within the contemplated timeframe, or at all, including risks and uncertainties related to securing the necessary regulatory approvals, including pursuant to the HSR Act, and the satisfaction of other closing conditions;
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

OVERVIEW OF THE COMPANY

Cantaloupe, Inc. (Nasdaq: CTLP) is organized under the laws of the Commonwealth of Pennsylvania. We are a global technology leader powering self-service commerce. Cantaloupe offers a comprehensive suite of solutions including micro-payment processing, self-checkout kiosks, mobile ordering, connected point-of-sale ("POS") systems, and enterprise cloud software. Handling more than a billion transactions annually, our solutions enhance operational efficiency and consumer engagement across sectors like food & beverage markets, smart automated retail, hospitality, entertainment venues, laundromats and more. Committed to innovation, we aim to drive advancements in digital payments and business optimization, serving customers in the United States, United Kingdom, and Mexico, among others.

Our revenue streams consist of subscription, transaction processing and equipment sales. During the three and six months ended December 31, 2025, we derived approximately 89% and 88%, respectively, from subscription and transaction fees, and 11% and 12%, respectively, from equipment sales. Our revenue streams consist of subscription, transaction processing and equipment sales. During the three and six months ended December 31, 2024, we derived approximately 88% and 89%, respectively, from subscription and transaction fees, and 12% and 11%, respectively, from equipment sales.
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

Recent Developments

Merger with 365 Retail Markets, LLC

On June 15, 2025, we entered into the Merger Agreement with 365 Retail Markets, Holdco, Holdco II and Merger Sub. Subject to the terms and conditions of the Merger Agreement, 365 Retail Markets has agreed to acquire the Company in exchange for the Merger Consideration. Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly-owned, indirect subsidiary of 365 Retail Markets. Upon the consummation of the Merger, we will cease to be a publicly traded company, and our Common Stock will be delisted from Nasdaq and deregistered under Section 12(b) of the Exchange Act. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements.

The respective obligations of Cantaloupe and 365 Retail Markets to consummate the Merger are subject to the satisfaction or waiver of several closing conditions specified in the Merger Agreement, including the expiration or termination of any waiting period applicable under the HSR Act.

On September 4, 2025, the Company held a special meeting of shareholders, where shareholders approved a proposal to approve and adopt the Merger Agreement, including the Merger.

On September 17, 2025, each of Cantaloupe and 365 Retail Markets received a Second Request from the FTC pursuant to the HSR Act in connection with the Merger. The effect of a Second Request is to extend the applicable waiting period relating to the Merger until 30 days after each of Cantaloupe and 365 Retail Markets has substantially complied with the Second Request issued to it, unless the waiting period is terminated earlier by the FTC. Cantaloupe and 365 Retail Markets will continue to cooperate with the FTC staff in its review of the Merger.

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

Employees and Offices
As of December 31, 2025, we have approximately 345 full-time employees in the United States, United Kingdom, and Mexico and offices in Malvern, Pennsylvania; Atlanta, Georgia; River Falls, Wisconsin; Seattle, Washington; Birmingham and Sheffield, United Kingdom; and Mexico City, Mexico.

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

The following tables represents our selected operating metrics for the periods indicated:

	As of and for the three months ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Devices:
Active Devices (thousands)	1,291	1,280	1,280	1,261	1,269

Customers:
Active Customers	36,388	35,837	34,896	34,115	32,909

Volumes:
Total Number of Transactions (millions)	337.3	321.2	309.4	296.1	299.8
Total Dollar Volume of Transactions (millions)	$953.2	$947.1	$921.8	$852.4	$843.1

Subscription and transaction fees - Trailing 12 months (thousands)	$274,253	$269,622	$263,128	$255,181	$249,210
Average revenue per unit (ARPU)	$214.26	$214.84	$210.26	$205.92	$202.20

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

	Three Months Ended December 31,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Transaction fees	$47,926	$44,392	$3,534	8.0%
Cost of transaction fees	38,021	33,012	5,009	15.2%
Gross profit, transaction(1)	$9,905	$11,380	(1,475)	(13.0)%
Gross margin, transaction	20.7%	25.6%	(4.9)%

Subscription fees	$21,751	$20,694	1,057	5.1%
Cost of subscription fees	2,077	2,140	(63)	(2.9)%
Amortization(2)	3,172	2,248	924	41.1%
Gross profit, subscription fees	$16,502	$16,306	196	1.2%
Gross margin, subscription	75.9%	78.8%	(2.9)%

Equipment sales	$9,035	$8,636	399	4.6%
Cost of equipment sales	8,070	7,850	220	2.8%
Gross profit, equipment(1)	$965	$786	179	22.8%
Gross margin, equipment	10.7%	9.1%	1.6%

Total gross profit	$27,372	$28,472	(1,100)	(3.9)%
Total gross margin	34.8%	38.6%	(3.8)%

(1) The Company's internal-use software assets and developed technology assets are not associated with transaction fees and equipment revenue.
(2) Amortization of internal-use software assets and developed technology assets. \
Highlights for the quarter ended December 31, 2025 include:
•Revenues of $78.7 million, an increase of 6.8% quarter over same quarter prior year. The increase was led by higher transaction fees and subscription fees revenue;
•1.29 million Active Devices compared to the same quarter last year of 1.27 million, an increase of approximately 22 thousand Active Devices, or 1.7%;
•36,388 Active Customers compared to the same quarter last year of 32,909, an increase of 3,479 Active Customers, or 10.6%; and
•$953.2 million in Total Dollar Volume of Transactions for the quarter ended December 31, 2025 compared to $843.1 million for the quarter ended December 31, 2024, an increase of $110.1 million, or 13.1%. See "Revenues and Gross Margin" in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional information.
Revenues. Total revenues increased by $5.0 million for the three months ended December 31, 2025 compared to the same period in 2024. The increase in revenues is attributed to a $4.6 million increase in subscription and transaction fees, and a $0.4 million increase in equipment sales.

The increase in transaction fees was primarily driven by increased average ticket items sold, increased average ticket price, increased processing volumes, resulting in a 13.1% increase in total dollar volumes of transactions for the current fiscal year quarter as compared to the same quarter in the prior year. There was also an increase in the total number of active devices as compared to the same quarter in the prior year.

Our subscription fees have increased 5.1% for the three months ended December 31, 2025 compared to the same period in 2024 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base, an increase in our active devices compared to last year, and the acquisition of SB Software.

Equipment revenue increased slightly to $9.0 million for the three months ended December 31, 2025, compared to $8.6 million for the same period in 2024.

Costs of sales. Costs of sales increased $5.2 million for the three months ended December 31, 2025 compared to the prior year period. The increase in costs of sales was primarily due to a $4.9 million increase in subscription and transaction costs as a result of increased processing volumes, and a $0.2 million increase in equipment costs.

Gross margin. Total gross margin decreased to 34.8% for the three months ended December 31, 2025 from 38.6% for the three months ended December 31, 2024. The decrease was primarily a result of an increase in cost of transaction fees.

Operating Expenses

	Three months ended December 31,		Change
Category ($ in thousands)	2025	2024	Amount	Percentage
Sales and marketing	$5,914	$5,385	$529	9.8%
Technology and product development	4,621	4,523	98	2.2%
General and administrative expenses	10,308	11,239	(931)	(8.3)%
Merger, acquisition, and integration expenses	3,854	44	3,810	8,659.1%
Depreciation and amortization	4,241	3,366	875	26.0%
Total operating expenses	$28,938	$24,557	$4,381	17.8%

Total operating expenses. Operating expenses increased 17.8% for the three months ended December 31, 2025 compared to the same period in 2024. The increase was primarily driven by a $3.8 million increase in merger, acquisition, and integration expenses as well as increase in sales and marketing expenses, technology and product development expenses, and depreciation and amortization related expenses, offset by a decrease in general and administrative expenses. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $0.5 million for the three months ended December 31, 2025 compared to the same period in 2024. Sales and marketing expense increased due to an increase in compensation costs of approximately $0.7 million. This is offset by a decrease of professional services and contractors of $0.1 million, and various sales and marketing expense reductions of approximately $0.1 million.

Technology and product development. Technology and product development expenses increased by $0.1 million for the three months ended December 31, 2025. The increase in the current year was driven by a $0.2 million increase of professional services and contractors partially offset by lower expensed personnel costs of $0.1 million as we continue to invest in internal-use software which resulted in higher capitalized costs compared to the prior year.

General and administrative expenses. General and administrative expenses decreased by $0.9 million for the three months ended December 31, 2025 compared to the same period in 2024 primarily due to a $0.9 million decrease in compensation costs.

Merger, acquisition, and integration expenses. As described in Merger with 365 Retail Markets, LLC above, The Company is incurring professional service fees in preparation for the Merger. For the three months ended December 31, 2025, substantially all of the merger, acquisition, and integration expenses relate to these professional services. Merger, acquisition, and integration expenses for the same period in 2024 relate to the acquisition of SB Software.

Depreciation and amortization. Depreciation and amortization expenses increased $0.9 million for the three months ended December 31, 2025 compared to the same period in 2024 due to increase in capitalization and related depreciation of internal-use software.

Other Expense, Net

	Three months ended December 31,		Change
($ in thousands)	2025	2024	Amount	Percentage
Other income (expense):
Interest income	$350	$398	$(48)	(12.1)%
Interest expense	(837)	(993)	156	15.7%
Other expense, net	(42)	(199)	157	78.9%
Total other expense, net	$(529)	$(794)	$265	33.4%

Other expense, net. Total other expense, net decreased $0.3 million for the three months ended December 31, 2025 as compared to the same period in 2024. Our interest expense decreased $0.2 million primarily due to the modification of our long-term debt as described in Note - 6 Debt and Other Financing Arrangements for three months ended December 31, 2025 as compared to the same period in 2024. Decrease in interest income is primarily due to lower outstanding balances for our finance receivables. Other expense, net decreased primarily due to lower foreign currency transaction losses.

Six Months Ended December 31, 2025 Compared to Six Months Ended December 31, 2024

	Six Months Ended December 31,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Transaction fees	$95,986	$87,995	$7,991	9.1%
Cost of transaction fees(1)	74,292	66,315	7,977	12.0%
Gross profit, transaction	$21,694	$21,680	14	0.1%
Gross margin, transaction	22.6%	24.6%	(2.0)%

Subscription fees	$44,016	$40,882	3,134	7.7%
Cost of subscription fees	4,006	4,581	(575)	(12.6)%
Amortization(2)	5,878	3,995	1,883	47.1%
Gross profit, subscription	$34,132	$32,306	1,826	5.7%
Gross margin, subscription	77.5%	79.0%	(1.5)%

Equipment sales	$19,563	$15,681	3,882	24.8%
Cost of equipment sales	17,209	14,091	3,118	22.1%
Gross profit, equipment(1)	$2,354	$1,590	764	48.1%
Gross margin, equipment	12.0%	10.1%	1.9%

Total gross profit	$58,180	$55,576	2,604	4.7%
Total gross margin	36.5%	38.4%	(1.9)%

(1) The Company's internal-use software assets and developed technology assets are not associated with transaction fees and equipment revenue.
(2) Amortization of internal-use software assets and developed technology assets.

Revenues. Total revenues increased by $15.0 million for the six months ended December 31, 2025 compared to the same period in 2024. The increase in revenues is attributed to a $11.1 million increase in subscription and transaction fees, and a $3.9 million increase in equipment sales.

The increase in transaction fees was primarily driven by increased average ticket items sold, increased average ticket price, increased processing volumes, resulting in a 13.8% increase in total dollar volumes of transactions for the current fiscal year quarter relative to the same quarter in the prior year. There was also an increase in the total number of active devices relative to the same quarter in the prior year.

Our subscription fees have increased 7.7% for the six months ended December 31, 2025 compared to the same period in 2024 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base and an increase in our active devices compared to last year as well as the acquisition of SB Software.

Equipment revenue increased to $19.6 million for the six months ended December 31, 2025, compared to $15.7 million for the same period in 2024 primarily due to our Smart Stores product, which launched in December 2024.

Costs of sales. Costs of sales increased $10.5 million for the six months ended December 31, 2025 compared to the prior year period. The increase in costs of sales was primarily due to a $7.4 million increase in subscription and transaction costs as a direct result of increased transaction processing fees corresponding with an increase in processing volumes. Additionally, equipment cost of sales increased $3.1 million for the six months ended December 31, 2025 compared to the prior year period due to the increase in equipment sales volumes.

Gross margin. Total gross margin decreased to 36.5% for the six months ended December 31, 2025 from 38.4% for the six months ended December 31, 2024. The decrease was primarily a result of an increase in cost of transaction and subscription fees.

Operating Expenses

	Six Months Ended December 31,		Change
Category ($ in thousands)	2025	2024	Amount	Percentage
Sales and marketing	$12,438	$10,833	$1,605	14.8%
Technology and product development	9,636	9,023	613	6.8%
General and administrative expenses	19,665	23,166	(3,501)	(15.1)%
Merger, acquisition, and integration expenses	11,051	241	10,810	4,485.5%
Depreciation and amortization	8,035	6,038	1,997	33.1%
Total operating expenses	$60,825	$49,301	$11,524	23.4%

Total operating expenses. Operating expenses increased 23% for the six months ended December 31, 2025 compared to the same period in 2024. The increase was largely driven by a $10.8 million increase in merger, acquisition, and integration expenses as well as an increase in sales and marketing expenses and depreciation and amortization expenses, offset by a decrease in general and administrative expenses. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $1.6 million for the six months ended December 31, 2025 compared to the same period in 2024. Sales and marketing expenses increased $1.7 million related to growth in compensation expenses associated with commissions and general headcount growth, offset by a $0.1 million decrease in professional services. Overall, these increases are due to investments being made to drive revenue both domestically and internationally.

Technology and product development. Technology and product development expenses increased by $0.6 million for the six months ended December 31, 2025. The increase is due to a $0.2 million increase in compensation and benefits and a $0.4 million increase in professional services.

General and administrative expenses. General and administrative expenses decreased by $3.5 million for the six months ended December 31, 2025 compared to the same period in 2024. General and administrative expenses decreased $2.6 million due to compensation expenses primarily due to a one-time receipt of $2.3 million in Employee Retention Tax credit, a $0.6 million decrease in consulting expenses, a $0.3 million decrease in various general and administrative expenses.

Merger, acquisition, and integration expenses. As described in Merger with 365 Retail Markets, LLC above, the Company is incurring professional service fees in preparation for the Merger. For the six months ended December 31, 2025, substantially all of the merger, acquisition, and integration expenses relate to these professional services. Merger, acquisition, and integration expenses for the same period in 2024 relate to the acquisition of SB Software.

Depreciation and amortization. Depreciation and amortization expenses increased $2.0 million for the six months ended December 31, 2025 compared to the same period in 2024 due to increase in capitalization and depreciation of internal-use software.

Other Expense, Net

	Six Months Ended December 31,		Change
($ in thousands)	2025	2024	Amount	Percentage
Other income (expense):
Interest income	$700	$845	$(145)	(17.2)%
Interest expense	(1,751)	(1,984)	233	11.7%
Other expense, net	(92)	(12)	(80)	(666.7)%
Total other expense, net	$(1,143)	$(1,151)	$8	0.7%

Other expense, net. Total other expense, net did not materially change for the six months ended December 31, 2025 as compared to the same period in 2024. Our interest expense decreased $0.2 million primarily due to the modification of our long-term debt as described in Note - 6 Debt and Other Financing Arrangements. Decrease in interest income is primarily due to lower outstanding balances for our finance receivables. Other expense, net increased primarily due to higher foreign currency transaction losses.

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

We have provided below a reconciliation of U.S. GAAP gross profit to Adjusted Gross Profit and Adjusted Gross Margin for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Gross profit, transaction (GAAP)	$9,905	$11,380	$(1,475)	(13.0)%
Gross margin, transaction (GAAP)	20.7%	25.6%	(4.9)%

Gross profit, subscription (GAAP)	16,502	16,306	196	1.2%
Amortization (1)	3,172	2,248	924	41.1%
Adjusted Gross Profit, subscription (non-GAAP)	$19,674	$18,554	1,120	6.0%
Adjusted Gross Margin, subscription (non-GAAP)	90.5%	89.7%	0.8%

Gross profit, equipment (GAAP)	$965	$786	179	22.8%
Gross margin, equipment (GAAP)	10.7%	9.1%	1.6%

Total Adjusted Gross Profit (non-GAAP)	$30,544	$30,720	(176)	(0.6)%
Total Adjusted Gross Margin (non-GAAP)	38.8%	41.7%	(2.9)%

(1) Amortization of internal-use software assets and developed technology assets.

Total Adjusted Gross Margin (non-GAAP) was 38.8% for the three months ended December 31, 2025, from 41.7% for the three months ended December 31, 2024. The decrease in Adjusted Gross Margin was primarily driven by an increase in our transaction fees costs as a direct result of increased transaction fees corresponding with an increase in processing volumes.

	Six Months Ended December 31,		Change	Percent Change
($ in thousands)	2025	2024	2025 v. 2024
Gross profit, transaction (GAAP)	$21,694	$21,680	14	0.1%
Gross margin, transaction (GAAP)	22.6%	24.6%	(2.0)%

Gross profit, subscription (GAAP)	34,132	32,306	1,826	5.7%
Amortization (1)	5,878	3,995	1,883	47.1%
Adjusted Gross Profit, subscription (non-GAAP)	$40,010	$36,301	3,709	10.2%
Adjusted Gross Margin, subscription (non-GAAP)	90.9%	88.8%	2.1%

Gross profit, equipment (GAAP)	$2,354	$1,590	764	48.1%
Gross margin, equipment (GAAP)	12.0%	10.1%	1.9%

Total Adjusted Gross Profit (non-GAAP)	$64,058	$59,571	4,487	7.5%
Total Adjusted Gross Margin (non-GAAP)	40.1%	41.2%	(1.1)%

Adjusted EBITDA (non-GAAP)

The Company defines Adjusted EBITDA (non-GAAP) as U.S. GAAP net income before (i) interest income, (ii) interest expense, (iii) income tax provision, (iv) depreciation, (v) amortization, (vi) stock-based compensation expense, and (vii) certain other significant infrequent or unusual losses and gains that are not indicative of our core operations such as merger, acquisition, and integration expenses and costs as a result of auditor transitions.
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
Below is a reconciliation of U.S. GAAP net income to Adjusted EBITDA for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in thousands)	2025	2024	2025	2024

Net (loss) income	$(70)	$4,974	(989)	$8,546
Less: interest income	(350)	(398)	(700)	(845)
Plus: interest expense	837	993	1,751	1,984
Plus: income tax provision	1,147	395	3,079	573
Plus: depreciation expense included in cost of sales for rentals	515	345	1,010	879
Plus: depreciation and amortization expense in operating expenses	4,241	3,366	8,035	6,038
EBITDA	6,320	9,675	12,186	17,175
Plus: stock-based compensation (a)	608	943	1,617	1,830
Plus: merger, acquisition and integration expenses (b)	3,854	44	11,051	241
Plus: employee retention tax credit (c)	—	—	(2,319)	—
Plus: auditor transition costs (d)	—	6	—	369
Adjustments to EBITDA	4,462	993	10,349	2,440
Adjusted EBITDA	$10,782	$10,668	$22,535	$19,615
(a) We have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b) We have excluded expenses incurred in connection with business acquisitions as it does not represent recurring costs or charges related to our core operations. We have also excluded expenses incurred associated with the acquisition of the Company and one-time license applications fees
(c) We have excluded a one-time tax credit received as it does not represent recurring benefits received by our core operations.
(d) Costs incurred as a result of former auditor consent procedures. See Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure of the Company's Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company's primary sources of capital available are cash and cash equivalents on hand of $53.0 million as of December 31, 2025 and the cash that we expect to be provided by operating activities by the Company.

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

Net cash used in operating activities

For the six months ended December 31, 2025, net cash provided by operating activities was $10.1 million which is the result of $2.4 million of cash utilized by working capital accounts, offset by our net loss of $1.0 million and non-cash operating charges of $13.5 million. The change in working capital was primarily driven by an increase in cash utilized by inventory of $4.3 million, offset by a $2.5 million decrease in finance receivable primarily due to cash collections.

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

Non-cash operating charges primarily consisted of stock-based compensation, depreciation of property and equipment, amortization of our intangible assets, and provisions for expected losses for the six months ended December 31, 2025 and 2024.

Net cash used in investing activities

Net cash used in investing activities was $7.2 million for the six months ended December 31, 2025. We invested $7.2 million in property and equipment as the Company continued to focus on investing in innovative technologies and products, and increasing rental devices enrolled in the Company's Cantaloupe One program.

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

Net cash provided by financing activities

Net cash used in financing activities was $1.1 million for the six months ended December 31, 2025, primarily due to the repayment of long term debt and the deferred cash consideration for the acquisition of SB Software, offset by the proceeds from the exercise of stock options granted to employees. Net cash used in financing activities was $0.9 million for the six months ended December 31, 2024, which is primarily driven by debt repayments on the JPMorgan Credit Facility.

CONTRACTUAL OBLIGATIONS

During the six months ended December 31, 2025, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended June 30, 2025.

As described in Note 6 - Debt and Other Financing Arrangements, in January 2025 the Company entered into the 2025 Credit Facility, the proceeds of which were used to repay borrowings under the Company's prior 2022 Amended Credit JPMorgan

Facility. The 2025 Credit Facility further defers certain repayments until January 2030 maturity, in addition to increasing its borrowing capacity.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report for the fiscal year ended June 30, 2025.

Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of December 31, 2025, we are exposed to market risk related to changes in interest rates on our outstanding borrowings described in Note 6 - Debt and Other Financing Arrangements. As of December 31, 2025, we have $38.0 million total outstanding borrowings, an increase of 100 basis points in SOFR Rate would result in a change in interest expense of $0.4 million per year.

We are also exposed to market risk related to changes in interest rates on our cash investments and foreign currency exchange rates. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of December 31, 2025.

We are exposed to credit risks on accounts receivable and equipment leases where the Company acts as the lessor. Exposure to market and credit risk is materially consistent with our presentation in Part II, Item 7A of our Annual Report for the year ended June 30, 2025.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2025.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to the Notes to condensed consolidated financial statements, Note 14 – Commitments and Contingencies in Part I, Item 1, of this Quarterly Report.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report for the fiscal year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of the Company's director or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, filed with the SEC on February 6, 2026, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025, (2) the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2025 and 2024, (3) the Condensed Consolidated Statements of Other Comprehensive Income for the three-month and six-month periods ended December 31, 2025 and 2024, (4) the Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity for the three-month and six-month periods ended December 31, 2025 and 2024, (5) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2025 and 2024, and (6) the Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, filed with the SEC on February 6, 2026, is formatted as Inline XBRL and contained in Exhibit 101.
______________________________________
*     Filed herewith.
**    Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: February 6, 2026	/s/ Ravi Venkatesan
Ravi Venkatesan
Chief Executive Officer

Date: February 6, 2026	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer