Form 10-Q
period 2026-03-31
CANTALOUPE, INC.
filed 2026-05-06
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 1, 2026, there were 73,733,567 outstanding shares of Common Stock, no par value ("Common Stock").

Cantaloupe, Inc.

TABLE OF CONTENTS

Part I - Financial Information

Item
	1.	Condensed Consolidated Financial Statements
		Condensed Consolidated Balance Sheets - March 31, 2026 (unaudited) and June 30, 2025	3
		Condensed Consolidated Statements of Operations - Three and Nine Months ended March 31, 2026 and 2025 (unaudited)	4
		Condensed Consolidated Statements of Comprehensive (Loss) Income - Three and Nine Months ended March 31, 2026 and 2025 (unaudited)	5
		Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity - Three and Nine Months ended March 31, 2026 and 2025 (unaudited)	6
		Condensed Consolidated Statements of Cash Flows - Nine Months ended March 31, 2026 and 2025 (unaudited)	8
		Notes to Condensed Consolidated Financial Statements (unaudited)	9
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	3.	Quantitative and Qualitative Disclosures About Market Risk	37
	4.	Controls and Procedures	37

Part II - Other Information
Item
	1.	Legal Proceedings	39
	1A.	Risk Factors	39
	2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
	3.	Defaults Upon Senior Securities	39
	4.	Mine Safety Disclosures	39
	5.	Other Information	39
	6.	Exhibits	40

		Signatures	41

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Cantaloupe, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2026 (Unaudited)	June 30, 2025
($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$60,413	$51,146
Accounts receivable, net	39,799	37,927
Finance receivables, net	5,563	5,422
Inventory, net	50,828	45,703
Prepaid expenses and other current assets	14,771	12,727
Total current assets	171,374	152,925

Non-current assets:
Finance receivables, net	2,735	5,750
Property and equipment, net	40,442	39,125
Operating lease right-of-use assets	6,773	7,735
Intangibles, net	18,971	23,331
Goodwill	102,939	103,222
Deferred income taxes, net	39,117	43,253
Other assets	6,652	6,517
Total non-current assets	217,629	228,933

Total assets	$389,003	$381,858

Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities:
Accounts payable	$57,268	$58,741
Accrued expenses	30,607	19,748
Current obligations under long-term debt	2,170	1,917
Deferred revenue	3,350	1,990
Total current liabilities	93,395	82,396

Long-term liabilities:
Long-term debt, less current portion	35,056	36,746
Other noncurrent liabilities	7,410	8,965
Total long-term liabilities	42,466	45,711

Total liabilities	135,861	128,107
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 383,782 and 385,782 issued and outstanding, with liquidation preferences of $23,860 and $23,301 at March 31, 2026 and June 30, 2025, respectively	2,706	2,720
Shareholders’ equity:
Common stock, no par value, 640,000,000 shares authorized, 73,733,567 and 73,289,054 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	—	—
Additional paid-in capital	489,629	486,759
Accumulated deficit	(239,073)	(235,926)
Accumulated other comprehensive income (loss)	(120)	198
Total shareholders’ equity	250,436	251,031
Total liabilities, convertible preferred stock, and shareholders’ equity	$389,003	$381,858

See accompanying notes to Condensed Consolidated Financial Statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands, except share and per share data)	2026	2025	2026	2025
Revenues:
Subscription and transaction fees	$70,730	$65,179	$210,732	$194,056
Equipment sales	7,963	10,248	27,526	25,929
Total revenues	78,693	75,427	238,258	219,985

Costs of sales (exclusive of certain depreciation and amortization):
Cost of subscription and transaction fees	40,598	35,082	118,896	105,979
Cost of equipment sales	7,658	8,984	24,867	23,074
Total costs of sales	48,256	44,066	143,763	129,053

Operating expenses:
Sales and marketing	6,276	5,830	18,714	16,663
Technology and product development	4,755	4,328	14,391	13,351
General and administrative	10,694	8,471	30,359	31,638
Merger, acquisition, and integration (benefits) expenses	5,177	(534)	16,228	(293)
Depreciation and amortization	4,302	6,367	12,337	12,405
Total operating expenses	31,204	24,462	92,029	73,764

Operating (loss) income	(767)	6,899	2,466	17,168

Other income (expense):
Interest income	307	368	1,006	1,213
Interest expense, net on debt and tax liabilities	(155)	(39)	(1,907)	(2,023)
Other income (expense), net	(32)	24	(124)	12
Total other income (expense), net	120	353	(1,025)	(798)

(Loss) income before income taxes	(647)	7,252	1,441	16,370
(Provision for) benefit from income taxes	(1,511)	41,904	(4,588)	41,332

Net (loss) income	(2,158)	49,156	(3,147)	57,702
Preferred dividends	(289)	(289)	(578)	(578)
Net (loss) income applicable to common shares	$(2,447)	$48,867	$(3,725)	$57,124

Net earnings per common share
Basic	$(0.03)	$0.67	$(0.05)	$0.78
Diluted	$(0.03)	$0.65	$(0.05)	$0.77
See accompanying notes to Condensed Consolidated Financial Statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands)	2026	2025	2026	2025
Net (loss) income	(2,158)	$49,156	(3,147)	$57,702
Other comprehensive (loss) income:
Foreign currency translation adjustments	(567)	711	(318)	(918)
Total other comprehensive (loss) income	(567)	711	(318)	(918)
Total comprehensive (loss) income	$(2,725)	$49,867	$(3,465)	$56,784

See accompanying notes to Condensed Consolidated Financial Statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity
(Unaudited)

Three Months Ended March 31, 2026

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	385,782	$2,720	73,716,860	$—	$488,924	$(236,915)	$447	$252,456
Stock-based compensation	—	—	—	—	691	—	—	691
Vesting of restricted stock	—	—	20,953	—	—	—	—	—
Other[1]	(2,000)	(14)	(4,246)	—	14	—	—	14
Other comprehensive loss	—	—	—	—	—	—	(567)	(567)
Net loss	—	—	—	—	—	(2,158)	—	(2,158)
Balance, March 31, 2026	383,782	$2,706	73,733,567	$—	$489,629	$(239,073)	$(120)	$250,436

Three Months Ended March 31, 2025

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	385,782	$2,720	73,034,575	$—	$483,806	$(291,913)	$(1,753)	$190,140
Stock-based compensation	—	—	—	—	629	—	—	629
Vesting of restricted stock	—	—	187	—	—	—	—	—
Exercise of stock options	—	—	5,813	—	53	—	—	53
Other comprehensive income	—	—	—	—	—	—	711	711
Net income	—	—	—	—	—	49,156	—	49,156
Balance, March 31, 2025	385,782	$2,720	73,040,575	$—	$484,488	$(242,757)	$(1,042)	$240,689

1    Includes shares withheld to satisfy tax withholding obligations in connection with restricted stock vesting and conversion of convertible preferred shares into common shares.
See accompanying notes to Condensed Consolidated Financial Statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity (Continued)
(Unaudited)
Nine Months Ended March 31, 2026

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	385,782	$2,720	73,289,054	$—	$486,759	$(235,926)	$198	$251,031
Stock-based compensation	—	—	—	—	2,308	—	—	2,308
Vesting of restricted stock	—	—	220,968	—	—	—	—	—
Exercise of stock options	—	—	284,138	—	1,262	—	—	1,262
Other[1]	(2,000)	(14)	(60,593)		(700)			(700)
Other comprehensive loss	—	—	—	—	—	—	(318)	(318)
Net loss	—	—	—	—	—	(3,147)	—	(3,147)
Balance, March 31, 2026	383,782	$2,706	73,733,567	$—	$489,629	$(239,073)	$(120)	$250,436

Nine Months Ended March 31, 2025

($ in thousands, except share data)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	385,782	$2,720	72,935,497	$—	$482,329	$(300,459)	$(124)	$181,746
Stock-based compensation	—	—	141,564	—	2,459	—	—	2,459
Exercise of stock options	—	—	5,813	—	53	—	—	53
Other[1]	—	—	(42,299)		(353)			(353)
Other comprehensive income	—	—	—	—	—	—	(918)	(918)
Net income	—	—	—	—	—	57,702	—	57,702
Balance, March 31, 2025	385,782	$2,720	73,040,575	$—	$484,488	$(242,757)	$(1,042)	$240,689

1    Includes shares withheld to satisfy tax withholding obligations in connection with restricted stock vesting and conversion of convertible preferred shares into common shares.
See accompanying notes to Condensed Consolidated Financial Statements.

Cantaloupe, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
($ in thousands)	2026	2025
Cash flows from operating activities:
Net (loss) income	$(3,147)	$57,702
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	2,308	2,459
Provision for expected losses	1,805	1,285
Depreciation and amortization	13,984	13,778
Non-cash lease expense	976	1,205
Deferred income taxes	4,137	(42,098)
Other non-cash items	(643)	42
Changes in operating assets and liabilities:
Accounts receivable	(3,886)	9,509
Finance receivables	3,021	3,584
Inventory	(4,847)	(5,425)
Prepaid expenses and other assets	(2,129)	(4,386)
Accounts payable and accrued expenses	10,255	(25,999)
Operating lease liabilities	(1,167)	(1,032)
Deferred revenue	1,360	290
Net cash provided by operating activities	22,027	10,914

Cash flows from investing activities:
Capital expenditures	(10,965)	(11,917)
Acquisition of businesses, net of cash acquired	—	(11,132)
Net cash used in investing activities	(10,965)	(23,049)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	—	38,995
Payments on long-term debt	(1,500)	(38,125)
Deferred consideration on the acquisition of a business	(896)	(673)
Proceeds from exercise of common stock options	1,289	53
Payment of employee taxes related to stock-based compensation	(698)	(353)
Other financing activities	—	(314)
Net cash used in financing activities	(1,805)	(417)

Effect of currency exchange rate changes on cash and cash equivalents	10	(31)

Net increase (decrease) in cash and cash equivalents	9,267	(12,583)
Cash and cash equivalents at beginning of year	51,146	58,920
Cash and cash equivalents at end of period	$60,413	$46,337

Supplemental disclosures of cash flow information:
Interest paid in cash	$2,226	$1,944
Income taxes paid in cash	$2,074	$779

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

Cantaloupe, Inc. and its consolidated subsidiaries are referred to herein collectively as “Cantaloupe,” the “Company,” “we,” “our” or “us,” unless the context requires otherwise.

Merger with 365 Retail Markets, LLC

On June 15, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 365 Retail Markets, LLC (“365 Retail Markets”), Catalyst Holdco I, Inc. (“Holdco”), Catalyst Holdco II, Inc. (“Holdco II”) and Catalyst MergerSub Inc. (“Merger Sub”). Subject to the terms and conditions of the Merger Agreement, 365 Retail Markets has agreed to acquire the Company in an all-cash transaction for $11.20 per share of Common Stock, without interest (the “Merger Consideration”). Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned, indirect subsidiary of 365 Retail Markets. Upon the consummation of the Merger, we will cease to be a publicly traded company, and our Common Stock will be delisted from The NASDAQ Stock Market LLC (“Nasdaq”) and deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements.

The respective obligations of Cantaloupe and 365 Retail Markets to consummate the Merger are subject to the satisfaction or waiver of several closing conditions specified in the Merger Agreement, including the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).

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

On May 1, 2026, the waiting period under the HSR Act terminated. As a result of the termination of the waiting period under the HSR Act, the parties to the Merger Agreement currently expect to complete the Merger on or about May 8, 2026, subject to the satisfaction or waiver (to the extent permitted by applicable law) of the remaining closing conditions to the Merger.

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

Estimates, judgments, and assumptions in these Condensed Consolidated Financial Statements include, but are not limited to, those related to revenue recognition, capitalization of internal-use software and cloud computing arrangements, fair value of acquired assets and liabilities including goodwill through purchase accounting, income taxes and sales tax reserves. See the Company’s Annual Report, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, section Critical Accounting Estimates.
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

ASU 2024-03, Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its financial disclosures. The ASU introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This update is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes accounting for internal-use software by eliminating stage-based rules in favor of a more principles-based framework, enhancing guidance for the “probable-to-complete” threshold. The standard requires all capitalized internal-use software costs to follow the disclosure rules for property and equipment rather than intangibles. The ASU is effective for annual periods starting after December 15, 2027, with early adoption permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

No other new accounting pronouncements, issued or effective during the nine months ended March 31, 2026, have had or are expected to have a significant impact on the Company’s financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable includes amounts due to the Company for sales of equipment and subscription fees, settlement receivables for amounts due from third-party payment processors, receivables from contract manufacturers and unbilled amounts due from customers, net of the allowance for credit losses. Accounts receivable, net of the allowance credit losses were $39.8 million as of March 31, 2026, and $37.9 million as of June 30, 2025. The change in accounts receivable, net of allowance for credit losses is primarily related to the timing of settlements associated with payment processors and overall cash collections.

Allowance for credit losses

The following table represents a rollforward of the allowance for credit losses for the nine months ended March 31, 2026 and 2025:

	Nine months ended March 31,
($ in thousands)	2026	2025
Balance, June 30	$13,241	$13,442
Provision adjustments	852	558
Write-offs and other adjustments	86	(354)
Balance, September 30	14,179	13,646
Provision adjustments	349	1,064
Write-offs and other adjustments	952	(3,559)
Balance, December 31	15,480	11,151
Provision adjustments	764	930
Write-offs and other adjustments	542	(95)
Balance, March 31	$16,786	$11,986

4. FINANCE RECEIVABLES

The Company’s finance receivables consist of devices under its financing program. Substantially all of the Company’s finance receivables agreements are classified as non-cancellable sixty-month sales-type leases.

The Company collects lease payments from customers primarily as part of the flow of funds from our transaction processing services. Balances are considered past due if customers do not have sufficient transaction revenue to cover the monthly lease payment by the end of the monthly billing period.

At March 31, 2026, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$896	$1,426	$1,168	$2,520	$910	$28	$6,948
30 days and under	16	18	17	82	83	15	231
31 - 60 days	2	12	14	67	64	17	176
61 - 90 days	—	10	14	66	54	17	161
Greater than 90 days	—	45	109	708	1,008	1,040	2,910
Total finance receivables	$914	$1,511	$1,322	$3,443	$2,119	$1,117	$10,426

At June 30, 2025, the gross lease receivable by current payment performance on a contractual basis and year of origination consisted of the following:

	Leases by Origination
($ in thousands)	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total

Current	$1,463	$1,517	$3,290	$2,766	$589	$93	$9,718
30 days and under	27	34	83	106	61	14	325
31 - 60 days	9	16	42	73	57	18	215
61 - 90 days	8	14	63	10	66	12	173
Greater than 90 days	3	58	573	973	373	1,162	3,142
Total finance receivables	$1,510	$1,639	$4,051	$3,928	$1,146	$1,299	$13,573

The following table represents a rollforward of the allowance for finance receivables for the nine months ended March 31, 2026 and 2025:

	Nine months ended March 31,
($ in thousands)	2026	2025

Balance, June 30	$2,401	$1,934
Provision adjustments	(167)	391
Write-offs	(10)	—
Balance, Sept 30	2,224	2,325
Provision adjustments	11	108
Write-offs	(102)	—
Balance, December 31	2,133	2,433
Provision adjustments	(4)	61
Write-offs	(1)	—
Balance, March 31	2,128	2,494

There were no material write-offs of finance receivables for the nine months ended March 31, 2025.

Cash to be collected on our performing finance receivables due for each of the fiscal years is as follows:

($ in thousands)	Amount
Remainder of fiscal year 2026	$1,423
2027	4,404
2028	2,444
2029	1,175
2030	432
Thereafter	50
Total amounts to be collected	9,928
Less: interest	498
Less: allowance for credit losses	(2,128)
Total finance receivables	$8,298

5. LEASES

Lessee Accounting
We have operating leases which are real estate leases used for corporate functions, product development, sales, and other purposes. The following table provides supplemental balance sheet information related to the Company’s operating leases:

($ in thousands)	Balance Sheet Classification	March 31, 2026	June 30, 2025
Assets:	Operating lease right-of-use assets	$6,773	$7,735

Liabilities:
Current	Accrued expenses	$1,754	$1,655
Long-term	Other noncurrent liabilities	7,004	8,279
Total lease liabilities		$8,758	$9,934

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Nine months ended March 31,
	2026	2025
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2,229	$1,652

Non-cash activity:
Right-of-use assets obtained in exchange for new lease obligations	$25	$532

Maturities of lease liabilities by fiscal year for our leases as of March 31, 2026 are as follows:

($ in thousands)	Operating Leases
Remainder of fiscal year 2026	$652
2027	2,259
2028	1,657
2029	1,491
2030	978
Thereafter	4,743
Total lease payments	11,780
Less: Imputed interest	(3,022)
Present value of lease liabilities	$8,758

Lessor Accounting

Property and equipment used for the Cantaloupe One operating lease rental program consisted of the following:

($ in thousands)	March 31, 2026	June 30, 2025
Cost	$35,329	$34,522
Accumulated depreciation	(28,683)	(26,818)
Net	$6,646	$7,704

For the three months ended March 31, 2026 and 2025, the Company recognized $2.3 million and $2.3 million of revenue from its device rental program, respectively, which is included in the Subscription and Transaction fees on its Condensed Consolidated Statements of Operations.

For the nine months ended March 31, 2026 and 2025, the Company recognized $6.9 million and $6.8 million of revenue from its device rental program, respectively, which is included in the Subscription and Transaction fees on its Condensed Consolidated Statements of Operations.

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of March 31, 2026 are disclosed within Note 4 - Finance Receivables.

6. DEBT AND OTHER FINANCING ARRANGEMENTS

The Company’s debt and other financing arrangements as of March 31, 2026 and June 30, 2025 consisted of the following:

	As of March 31,	As of June 30,
($ in thousands)	2026	2025

2025 Credit Facility/2022 Amended Credit Facility	$37,500	$39,000
Less: unamortized issuance costs	(274)	(337)
Total	37,226	38,663
Less: debt and other financing arrangements, current	(2,170)	(1,917)
Debt and other financing arrangements, noncurrent	$35,056	$36,746

Details of interest expense, net on debt and tax liabilities presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands)	2026	2025	2026	2025
2025 Credit Facility/JPMorgan Credit Facility	764	870	2,315	2,616
Other interest income on tax liabilities	(609)	(831)	(408)	(593)
Total interest expense, net on debt and tax liabilities	$155	$39	$1,907	$2,023

2025 Credit Facility

On January 31, 2025 (the “Closing Date”), the Company entered into a second amended and restated credit agreement (the “2025 Credit Facility”) among the Company, as the borrower, certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as a lender and the administrative agent, and Capital One, National Association as a lender.

The 2025 Credit Facility provides for a $40 million secured term loan facility (the “2025 Term Loan Facility”), a $30 million secured revolving credit facility (the “2025 Revolving Facility”) and a $30 million secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility”). Proceeds from the 2025 Term Loan Facility were used to repay borrowings under the Company’s 2022 Amended JPMorgan Credit Facility (described below), which had total remaining net borrowings of $37.3 million, inclusive of accrued interest on these facilities. The remaining proceeds from the 2025 Credit Facility were used to finance working capital needs and for general corporate purposes including permitted acquisitions and investments.

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

Interest on the 2025 Credit Facility is based, at the Company’s option, on a base rate or SOFR plus an applicable margin tied to the Company’s total net leverage ratio and having ranges between 1.75% and 2.50% for base rate loans and between 2.75% to 3.50% for SOFR loans. The 2025 Revolving Facility also carries an unused commitment fee tied to the Company’s total net leverage ratio between 0.25% to 0.40% per annum. In an event of default, the interest rate may be increased by 2.00%. As of March 31, 2026, the weighted average interest rate for the 2025 Credit Facility is approximately 6.69%.

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

The 2025 Credit Facility includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires the Company to maintain a total leverage ratio of not more than 3.50 to 1.00 on the last day of any fiscal quarter. However, if a material acquisition occurs, the Company is required to maintain a total leverage ratio not greater than 4.00 to 1.00 on the last day of the fiscal quarter for the next four fiscal quarters following the material acquisition. The second financial covenant does not permit the Company to have a fixed charge coverage ratio of less than 1.15 to 1.00 for four consecutive fiscal quarters. The Company was in compliance with its financial covenants for the 2025 Credit Facility as of March 31, 2026.

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

Expected Maturities

The expected maturities for each fiscal year associated with the Company’s outstanding debt and other financing arrangements as of March 31, 2026, were as follows:

($ in thousands)	Amount
Remainder of fiscal year 2026	$500
2027	2,500
2028	3,000
2029	3,500
2030	28,000
Principal amounts payable	37,500
Unamortized issuance costs	(274)
Total outstanding debt	$37,226

7. ACCRUED EXPENSES
Accrued expenses consisted of the following as of March 31, 2026 and June 30, 2025:

	As of March 31,	As of June 30,
($ in thousands)	2026	2025

Sales tax	$4,819	$7,349
State income tax payable	435	2,096
Accrued compensation and related sales commissions	4,525	4,929
Operating lease liabilities - current	1,754	1,655
Accrued professional fees	18,050	2,492
Consideration withheld for acquisitions - current*	256	105
Accrued other	768	1,122
Total accrued expenses	$30,607	$19,748
* See Note 9 - Acquisitions for a description of the arrangements.

8. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of March 31, 2026			Weighted Average Remaining Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,602	(2,416)	186	1.4
Developed technology	22,151	(16,846)	5,305	2.5
Customer relationships	28,249	(14,769)	13,480	7.6
Total intangible assets	$53,002	$(34,031)	$18,971	6.1

Goodwill	$102,939	$—	$102,939	Indefinite

	As of June 30, 2025			Weighted Average Useful Life (Years)
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Brand and trade names	$2,608	$(2,235)	$373	1.8
Developed technology	22,259	(15,086)	7,173	3.2
Customer relationships	28,255	(12,470)	15,785	7.9
Total intangible assets	$53,122	$(29,791)	$23,331	6.3

Goodwill	$103,222	$—	$103,222	Indefinite

During the three and nine months ended March 31, 2026, the Company recognized $1.4 million and $4.3 million, respectively, in amortization expense related to intangible assets.

During the three and nine months ended March 31, 2025, the Company recognized $1.6 million and $4.4 million, respectively, in amortization expense related to intangible assets.

The Company performs an annual goodwill impairment test during the fourth quarter and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that there is one single reporting unit for purposes of testing goodwill for impairment. During the nine months ended March 31, 2026 and March 31, 2025, the Company did not recognize any impairment charges related to goodwill.

9. ACQUISITIONS
SB Software

On September 5, 2024, the Company acquired all of the equity interests of SB Software Limited (“SB Software”), a United Kingdom private limited company. SB Software is in the business of vending and coffee machine management in the United Kingdom. The acquisition enhances Cantaloupe’s operational capabilities and market reach in Europe.
For SB Software, the Company paid a purchase price of approximately $11.4 million which includes cash paid of $10.0 million and the estimated fair value of contingent consideration of $1.4 million. The acquisition was funded by the Company’s cash on hand.
The $1.4 million fair value of the contingent consideration represented the present value of up to $3.3 million in contingent consideration based on a Monte Carlo simulation as of the acquisition date should SB Software achieve certain revenue growth targets over a three-year period as defined in the share purchase agreement. During the nine months ended March 31, 2026, the company paid $0.9 million in deferred cash consideration, based on SB Software's revenue growth for the first 12 months following the closing date. Should the second and third year targets be achieved, approximately $1.0 million, denominated in British Pounds, will be payable after both September 2026 and September 2027. Additionally, the Company may choose to pay this contingent consideration in either cash or Common Stock valued based on the average stock price for the 10 trading days preceding the release of these shares.

During nine months ended March 31, 2026, the Company recognized a $0.8 million loss due to the increase in the fair value of the contingent consideration which was included in Integration, acquisition, due diligence, license application expenses on the Condensed Consolidated Statement of Operations. During the previous year, the Company recognized a $0.6 million gain related to the adjusted fair value of contingent consideration. As of March 31, 2026, the fair value current and noncurrent portions of the fair value of the contingent consideration of $0.3 million and $0.4 million are included in Accrued expenses and Other noncurrent liabilities on the Condensed Consolidated Balance Sheet, respectively.
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

The above table represents the final allocation of the purchase price. Pro forma financial information of the acquisition and revenue and net income since acquisition are not presented due to the immaterial impact of the financial results of SB Software in the Company’s Consolidated Financial Statements.
Cheq

On February 1, 2024, the Company acquired all of the equity interests of Cheq. This investment positioned the Company for expansion into the sports, entertainment, and restaurant sectors with a comprehensive suite of self-service solutions. Cheq was acquired for $4.5 million, including $1.1 million in accounts payable paid concurrently with the acquisition. The acquisition was funded by the Company’s cash on hand. The original terms included $0.9 million in deferred cash consideration for net working capital and other post-closing adjustments. In third quarter fiscal year 2025, the Company paid $0.7 million in deferred cash consideration, which was net of $0.2 million in other liabilities recognized as a measurement period adjustment.
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

The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. Amounts allocated to identifiable intangible assets included $1.4 million related to developed technology, $0.2 million related to customer relationships, and $0.2 million related to trade names. The fair value of the acquired developed technology was determined using a multi-period excess earnings method. The fair value of the acquired customer relationships was determined using the distributor method which estimates the value using the cash flow impact in a scenario where the customer relationships are not in place. The fair value of the acquired trade names was determined using the relief from royalty method which estimates the value using the discounted value of the royalties that a company would pay to license the trade name. The recognized intangible assets will be amortized on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives for developed technology, customer relationships, and trade names were 5, 3 and 3 years, respectively.

Goodwill of $2.0 million arising from the acquisition includes the expected synergies between Cheq and the Company. Goodwill, which is not deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The above table represents the final allocation of the purchase price. Pro forma financial information of the acquisition and revenue and net income since acquisition are not presented due to the immaterial impact of the financial results of Cheq in the Company’s Condensed Consolidated Financial Statements.

10. REVENUES

Based on similar operational characteristics, the Company’s revenues are disaggregated as follows:

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2026	2025	2026	2025
Transaction fees	$48,061	$44,028	$144,048	$132,022
Subscription fees	22,669	21,151	66,684	62,034
Subscription and transaction fees	70,730	65,179	210,732	194,056
Equipment sales	7,963	10,248	27,526	25,929
Total revenues	$78,693	$75,427	$238,258	$219,985

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

The Company’s revenues earned under ASC Topic 842 are as follows:

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2026	2025	2026	2025
Operating leases	$2,256	$2,262	$6,898	$6,769
Sales-type leases	137	237	472	1,172
Total lease revenues	$2,393	$2,499	$7,370	$7,941

Operating leases are included in Subscription and transaction fees in the Consolidated Statement of Operations and Subscription fees in the disaggregated revenue table above. Sales-type finance leases are included in Equipment sales in the Consolidated Statement of Operations and in the disaggregated revenue table above.

Contract Assets
Contract assets represent revenues earned from customers that are not yet billable to customers, generally due to the timing of when equipment and services are delivered to customers on bundled contracts, or as a result of contract costs as described below. Contract assets that will be billed within the next 12 months are included in Prepaid expenses and other current assets and all others are included in Other assets on the Condensed Consolidated Balance Sheets. Contract assets were $4.0 million and $3.3 million, as of March 31, 2026 and June 30, 2025.

Contract Liabilities

The change in the contract liability balances, presented as Deferred revenue on the Condensed Consolidated Balance Sheets, is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended March 31,
($ in thousands)	2026	2025
Deferred revenue, beginning of the period	$3,645	$1,356
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	(569)	(123)
Additions (reversals)	274	813
Deferred revenue, end of the period	$3,350	$2,046

	Nine months ended March 31,
($ in thousands)	2026	2025
Deferred revenue, beginning of the period	$1,990	$1,726
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	(777)	(659)
Additions (reversals)	2,137	979
Deferred revenue, end of the period	$3,350	$2,046
Lessor Operating Lease Payment Receipts

The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year are primarily associated with the Company’s Cantaloupe ONE rental program, which has a contractual term of 36 months. The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2026:

($ in thousands)	As of March 31, 2026
Remainder of fiscal year 2026	$926
2027	2,666
2028	1,475
2029	298
Total	$5,365

Contract Costs

The Company had net capitalized costs to obtain contracts of $1.1 million and $1.0 million included in Prepaid expenses and other current assets and $2.9 million and $2.7 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30, 2025, respectively. None of these capitalized contract costs were impaired.

During the three and nine months ended March 31, 2026, amortization of capitalized contract costs was $0.3 million and $0.8 million, respectively. During the three and nine months ended March 31, 2025, amortization of capitalized contract costs was $0.2 million and $0.7 million, respectively. Amortization of costs to obtain a contract are included within Sales and marketing expenses within the Condensed Consolidated Statement of Operations.

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

There were no options granted during the nine months ended March 31, 2026. The fair value of options granted during the nine months ended March 31, 2025 were determined using the following assumptions and includes only options with an established grant date under ASC 718:

Nine months ended March 31,
2025
Expected volatility (percent)	49.5% - 50.5%
Weighted average expected life (years)	4.5
Dividend yield (percent)	0.0%
Risk-free interest rate (percent)	3.4% - 3.5%
Number of options granted	30,000
Weighted average exercise price	$6.86
Weighted average grant date fair value	$3.10

The total expense recognized for stock options awards for the three months ended March 31, 2026 and 2025 was $0.1 million and $0.2 million, respectively. Stock-based compensation related to stock options with an established grant date for the nine months ended March 31, 2026 and 2025 was $0.3 million and $0.9 million, respectively.

Restricted Stock Awards

The Company has granted service based restricted stock awards to employees. The Company determines expense related to restricted stock awards using the closing stock price on the grant date and these awards are expensed under the accelerated attribution method over the vesting period which is typically a three-year service period. The total expense recognized for restricted stock awards for the three months ended March 31, 2026 and 2025 was $0.6 million and $0.4 million, respectively.

The total expense recognized for restricted stock awards for both the nine months ended March 31, 2026 and 2025 was $2.0 million and $1.5 million.

12. INCOME TAXES

The Company computes its interim period income tax expense or benefit using a forecasted estimated annual effective tax rate ("EAETR") and adjusts for any discrete items arising during the interim period and any changes in the Company’s projected full-year taxable income. For the three and nine months ended March 31, 2026, the EAETR was 25.5% and 25.3%, respectively. Excluding the impact of the valuation release, the effective tax rate was 4.5% and 5.5% for the three and nine months ended March 31, 2025, respectively, and was based primarily on minimum state tax obligations.

For the three and nine months ended March 31, 2026, the Company recorded an income tax provision of $1.5 million and $4.6 million, respectively. For the three and nine months ended March 31, 2025, the Company recorded an income tax benefit of $41.9 million and $41.3 million, respectively. The income tax provision for three and nine months ended March 31, 2026, primarily related to non-deductible transaction costs. The income tax benefit for the three and nine months ended March 31, 2025, relates to the $42.2 million valuation release, offset by state income and deferred taxes related to goodwill amortization for tax purposes. The Company had a total unrecognized income tax benefit of $0.7 million and $0.7 million as of March 31, 2026 and 2025, respectively.

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. The Company assesses the realizability of deferred tax assets by considering both positive and negative evidence including forecasts of future taxable income. For the six months ended March 31, 2026, the Company concluded that it is more likely than not a portion of its deferred tax assets, primarily related to federal and state net operating loss carryforwards, will be realized, consistent with our conclusion for the fiscal year ended June 30, 2025. These U. S. federal and state deferred tax assets were created primarily as a result of net operating loss carryforwards from historical business operations. The Company maintains its valuation allowance associated with the Pennsylvania net operating loss carryforwards.

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

13. EARNINGS (LOSS) PER SHARE CALCULATION

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

	Three months ended March 31,
($ in thousands, except per share data)	2026	2025

Numerator for basic and diluted earnings per share
Net (loss) income	$(2,158)	49,156
Preferred dividends	(289)	(289)
Net (loss) income applicable to common shareholders	$(2,447)	$48,867

Denominator for basic earnings per share - Weighted average shares outstanding	73,920,289	73,169,131
Effect of dilutive potential common shares	—	1,585,287
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	73,920,289	74,754,418

Basic (loss) earnings per share	$(0.03)	$0.67
Diluted (loss) earnings per share	$(0.03)	$0.65

	Nine months ended March 31,
($ in thousands, except per share data)	2026	2025

Numerator for basic and diluted earnings per share
Net (loss) income	$(3,147)	57,702
Preferred dividends	(578)	(578)
Net (loss) income applicable to common shareholders	$(3,725)	$57,124

Denominator for basic earnings per share - Weighted average shares outstanding	73,786,304	73,117,081
Effect of dilutive potential common shares	—	1,402,870
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	73,786,304	74,519,951

Basic (loss) earnings per share	$(0.05)	$0.78
Diluted (loss) earnings per share	$(0.05)	$0.77
Potentially anti-dilutive shares excluded from the calculation of diluted earnings per share were approximately 4.6 million and 0.8 million for the nine months ended March 31, 2026 and 2025, respectively.
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

We establish accruals for legal proceedings when the related loss exposure is considered probable and reasonably estimable. In the third quarter ending March 31, 2026, we accrued for legal proceedings and related loss exposures that are now considered probable of occurrence and reasonably estimable of approximately $1.3 million, net of insurance recoveries. which are included within General and administrative expenses within the Condensed Consolidated Statement of Operations.

15. RELATED PARTY TRANSACTIONS

A member of our Board of Directors serves as a strategic advisor to a consulting firm that we utilize for payments analytics and advisory services. These services are utilized by the Company to reduce the cost of our interchange and other processing fees charged by payment processors and credit card networks. As consideration for the services, we pay the consulting firm a recurring monthly subscription fee for the analytical services. The total expense recognized within General and administrative operating expenses for these arrangements was $0.1 million and $0.2 million for the three and nine months ended March 31, 2026 and 2025.

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

The following table sets out our measure of profit or loss and significant segment expenses:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in thousands)	2026	2025	2026	2025
Revenue	$78,693	$75,427	$238,258	$219,985

Segment expenses:
Cost of sales	(48,256)	(44,066)	(143,763)	(129,053)
Compensation and benefits	(12,564)	(11,172)	(37,419)	(36,383)
Rent, occupancy, and insurance	(1,145)	(1,169)	(3,290)	(3,363)
Professional services	(8,994)	(2,577)	(24,120)	(8,041)
Subscription and cloud services	(2,827)	(2,471)	(8,453)	(7,215)
Other general & administrative expenses	(1,372)	(706)	(6,410)	(6,357)
Depreciation and amortization	(4,302)	(6,367)	(12,337)	(12,405)
Other segment (benefits) expenses	120	353	(1,025)	(798)
Income tax expense	(1,511)	41,904	(4,588)	41,332
Segment net (loss) income	$(2,158)	$49,156	$(3,147)	$57,702
(1) Other general & administrative expenses include marketing, bad debt expense, office supplies, adjustments to sales and use tax reserves and other various selling, general and administrative expenses.
(2) Other segment expenses (benefits) include interest and other income and interest expense.

The Company operates through legal entities in several countries, primarily conducting its business activities in the United States, Mexico, and the United Kingdom. The Company did not earn material revenue in any country other than the United States during the three and nine months ended March 31, 2026 and 2025.

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
•risks associated with cyber-attacks and data breaches; and
•our ability to maintain effective internal controls and to timely file periodic and current reports with the Securities and Exchange Commission (“SEC”).
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

OVERVIEW OF THE COMPANY

Cantaloupe, Inc. (Nasdaq: CTLP) is organized under the laws of the Commonwealth of Pennsylvania. We are a global technology leader powering self-service commerce. Cantaloupe offers a comprehensive suite of solutions including micro-payment processing, self-checkout kiosks, mobile ordering, connected point-of-sale (“POS”) systems, and enterprise cloud software. Handling more than a billion transactions annually, our solutions enhance operational efficiency and consumer engagement across sectors like food & beverage markets, smart automated retail, hospitality, entertainment venues, laundromats and more. Committed to innovation, we aim to drive advancements in digital payments and business optimization, serving customers in the United States, United Kingdom, and Mexico, among others.

Our revenue streams consist of subscription, transaction processing and equipment sales. During the three and nine months ended March 31, 2026, we derived approximately 90% and 88%, respectively, from subscription and transaction fees, and 10% and 12%, respectively, from equipment sales. Our revenue streams consist of subscription, transaction processing and equipment sales. During the three and nine months ended March 31, 2025, we derived approximately 86% and 88%, respectively, from subscription and transaction fees, and 14% and 12%, respectively, from equipment sales.
Active Devices (as defined below) operating on the Company’s platform and using our services include those resulting from the sale or lease of our point of sale POS electronic payment devices, telemetry devices or certified payment software or the servicing of similar third-party installed POS terminals or telemetry devices. Customers can obtain POS electronic payment devices from us in the following ways:

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

On May 1, 2026, the waiting period under the HSR Act terminated. As a result of the termination of the waiting period under the HSR Act, t1he parties to the Merger Agreement currently expect to complete the Merger on or about May 8, 2026, subject to the satisfaction or waiver (to the extent permitted by applicable law) of the remaining closing conditions to the Merger.

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
Employees and Offices
As of March 31, 2026, we have 356 full-time employees in the United States, United Kingdom, and Mexico and offices in Malvern, Pennsylvania; Atlanta, Georgia; River Falls, Wisconsin; Seattle, Washington; Birmingham and Sheffield, United Kingdom; and Mexico City, Mexico.

QUARTERLY RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in this Quarterly Report.

Key Metrics

We use certain operating metrics (Active Devices, Active Customers, Total Number of Transactions and Total Dollar Volume of Transactions, Average Revenue Per Unit, Gross Profit, and Gross Margin) and certain non-GAAP financial measures (Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA) which are defined below to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. Additionally, refer to the non-GAAP Financial Measures section below for additional information and their reconciliation to the most comparable GAAP measures.

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

Average Revenue Per Unit

The Company defines average revenue per unit (“ARPU”) as our total subscription and transaction fees for the trailing 12 months divided by average total active devices for the trailing 12 months.

The following tables represent our selected operating metrics for the periods indicated:

	As of and for the three months ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Devices:
Active Devices (thousands)	1,296	1,291	1,280	1,280	1,261

Customers:
Active Customers	36,928	36,388	35,837	34,896	34,115

Volumes:
Total Number of Transactions (millions)	331.0	337.3	321.2	309.4	296.1
Total Dollar Volume of Transactions (millions)	$956.8	$953.2	$947.1	$921.8	$852.4

Subscription and transaction fees - Trailing 12 months (thousands)	$279,804	$274,253	$269,622	$263,128	$255,181
Average revenue per unit (ARPU)	$218.85	$214.26	$214.84	$210.26	$205.92

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,		Change	Percent Change
($ in thousands)	2026	2025	2026 v. 2025
Transaction fees	$48,061	$44,028	$4,033	9.2%
Cost of transaction fees	38,117	33,119	4,998	15.1%
Gross profit, transaction(1)	$9,944	$10,909	(965)	(8.8)%
Gross margin, transaction	20.7%	24.8%	(4.1)%

Subscription fees	$22,669	$21,151	1,518	7.2%
Cost of subscription fees	2,481	1,963	518	26.4%
Amortization(2)	3,265	5,357	(2,092)	(39.1)%
Gross profit, subscription fees	$16,923	$13,831	3,092	22.4%
Gross margin, subscription	74.7%	65.4%	9.3%

Equipment sales	$7,963	$10,248	(2,285)	(22.3)%
Cost of equipment sales	7,658	8,984	(1,326)	(14.8)%
Gross profit, equipment(1)	$305	$1,264	(959)	(75.9)%
Gross margin, equipment	3.8%	12.3%	(8.5)%

Total gross profit	$27,172	$26,004	1,168	4.5%
Total gross margin	34.5%	34.5%	—%

(1) The Company's internal-use software assets and developed technology assets are not associated with transaction fees and equipment revenue.
(2) Amortization of internal-use software assets and developed technology assets. In March 2025, the Company recognized additional charges of $3.0 million, due to certain capitalized internal use software, which is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives.
Highlights for the quarter ended March 31, 2026 include:

•Revenues of $78.7 million, an increase of 4.3% quarter over same quarter prior year. The increase was driven by increases to transaction fees and subscription fees during the quarter;
•1.30 million Active Devices compared to the same quarter last year of 1.26 million, an increase of approximately 35 thousand Active Devices, or 2.8%;
•36,928 Active Customers compared to the same quarter last year of 34,115, an increase of 2,813 Active Customers, or 8.2%; and
•$956.8 million in Total Dollar Volume of Transactions for the quarter ended March 31, 2026 compared to $852.4 million for the quarter ended March 31, 2025, an increase of $104.4 million, or 12.2%. See “Revenues and Gross Margin” in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional information.
Revenues. Total revenues increased by $3.3 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase in revenues is attributable to a $4.0 million increase in transaction fees, a $1.5 million increase in subscription fees offset by a $2.3 million decrease in equipment sales.

The increase in transaction fees was primarily driven by increased processing volumes, resulting in a 12.2% increase in total dollar volumes of transactions for the current fiscal year quarter relative to the same quarter in the prior year. There was also an increase in the total number of active devices relative to the same quarter in the prior year.

Our subscription fees have increased 7.2% for the three months ended March 31, 2026 compared to the same period in 2025 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base, and an increase in our active devices compared to last year.

Equipment revenue decreased by $2.3 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to high initial demand of Smart Store product in the prior fiscal year quarter.

Costs of sales. Costs of sales increased $4.2 million for the three months ended March 31, 2026 compared to the prior year period. The increase in costs of sales was primarily due to a $5.5 million increase in transaction costs as a result of increased processing volumes combined with increased charges from processing partners. Equipment cost of sales decreased by $1.3 million as a result of decreased equipment sales.

Amortization. Amortization of internal-use software assets and developed technology assets decreased $2.1 million for the three months ended March 31, 2026 compared to the prior year period primarily as a result of the prior year additional charges of certain capitalized internal use software that was no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives.

Gross margin. Total U.S. GAAP gross margin did not materially change for the three months ended March 31, 2026 from the three months ended March 31, 2025.

Operating Expenses

	Three months ended March 31,		Change
Category ($ in thousands)	2026	2025	Amount	Percentage
Sales and marketing	$6,276	$5,830	$446	7.7%
Technology and product development	4,755	4,328	427	9.9%
General and administrative expenses	10,694	8,471	2,223	26.2%
Integration and acquisition expenses	5,177	(534)	5,711	(1,069.5)%
Depreciation and amortization	4,302	6,367	(2,065)	(32.4)%
Total operating expenses	$31,204	$24,462	$6,742	27.6%

Total operating expenses. Operating expenses increased 27.6% for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily driven by a $5.7 million increase in merger, acquisition, and integration expenses as well as an increase in sales and marketing expenses, technology and product development expenses, and general and administrative expenses, offset by a decrease in depreciation and amortization expenses. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $0.4 million for the three months ended March 31, 2026 compared to the same period in 2025. This was due to a $0.5 million increase in compensation costs, offset by a decrease in various sales and marketing expense reductions of approximately $0.1 million.

Technology and product development. Technology and product development expenses increased by $0.4 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase was driven by a $0.3 million increase in professional services and a $0.2 million increase in compensation and benefits offset by a $0.1 million decrease in various technology and product development expenses.

General and administrative expenses. General and administrative expenses increased by $2.2 million for the three months ended March 31, 2026 compared to the same period in 2025. General and administrative expenses primarily increased due to $1.3 million nonrecurring legal settlement during the quarter, a $0.4 million decrease in the release sales and use taxes reserves this quarter compared to the same quarter last year, and a $0.5 million increase in professional services compared to the same quarter last year.

Merger, acquisition, and integration expenses. As described in Merger with 365 Retail Markets, LLC above, the Company is incurring professional fees in preparation for the Merger. For the three months ended March 31, 2026, substantially all of the merger, acquisition, and integration expenses relate to these professional services. For the three months ended March 31, 2025, as described in Note 9 - Acquisitions, the Company recognized a $0.6 million gain due to the decrease in the fair value of the contingent consideration associated with our SB Software acquisition, offset by $0.1 million in integration expenses.

Depreciation and amortization. Depreciation and amortization expenses decreased $2.1 million for the three months ended March 31, 2026 compared to the same period in 2025 due to the prior year additional charge of certain capitalized internal use software, which is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives.

Other Income (Expense), Net

	Three months ended March 31,		Change
($ in thousands)	2026	2025	Amount	Percentage
Other income (expense):
Interest income	$307	$368	$(61)	(16.6)%
Interest (expense) income, net on debt and tax liabilities	(155)	(39)	(116)	(297.4)%
Other (expense) income, net	(32)	24	(56)	233.3%
Total other income (expense), net	$120	$353	$(233)	66.0%

Other expense, net. Other income (expense), net decreased $0.2 million for the three months ended March 31, 2026 as compared to the same period in 2025. The $0.1 million decrease in interest income is primarily due to lower outstanding balances for our finance receivables. Our interest expense from debt and tax liabilities increased by $0.1 million for three months ended March 31, 2026 as compared to the same period in 2025 primarily due to the adjustments to the accrued interest component of sales tax liability. Other (expense) income, net increased by $0.1 million primarily due to foreign currency transactions.

Benefit (expense) from provision for income taxes

	Three months ended March 31,		Change
($ in thousands)	2026	2025	Amount	Percentage
Benefit (expense) from provision for income taxes(1)	$(1,511)	$41,904	$(43,415)	103.6%
(1) The percentage change is not meaningful due to the valuation allowance release described below.
The income tax provision for the three months ended March 31, 2026, primarily relates to non-deductible transaction costs. The income tax benefit for the three months ended March 31, 2025, relates to the $42.2 million valuation allowance release, offset by state income and deferred taxes related to goodwill amortization for tax purposes.

Nine Months Ended March 31, 2026 Compared to Nine Months Ended March 31, 2025

	Nine Months Ended March 31,		Change	Percent Change
($ in thousands)	2026	2025	2026 v. 2025
Transaction fees	$144,048	$132,022	$12,026	9.1%
Cost of transaction fees	112,408	99,434	12,974	13.0%
Gross profit, transaction(1)	$31,640	$32,588	(948)	(2.9)%
Gross margin, transaction	22.0%	24.7%	(2.7)%

Subscription fees	$66,684	$62,034	4,650	7.5%
Cost of subscription fees	6,487	6,544	(57)	(0.9)%
Amortization(2)	9,143	9,352	(209)	(2.2)%
Gross profit, subscription	$51,054	$46,138	4,916	10.7%
Gross margin, subscription	76.6%	74.4%	2.2%

Equipment sales	$27,526	$25,929	1,597	6.2%
Cost of equipment sales	24,867	23,074	1,793	7.8%
Gross profit, equipment(1)	$2,659	$2,855	(196)	(6.9)%
Gross margin, equipment	9.7%	11.0%	(1.3)%

Total gross profit	$85,353	$81,581	3,772	4.6%
Total gross margin	35.8%	37.1%	(1.3)%

(1) The Company's internal-use software assets and developed technology assets are not associated with transaction fees and equipment revenue.
(2) Amortization of internal-use software assets and developed technology assets. In March 2025, the Company recognized additional charges of $3.0 million,

due to certain capitalized internal use software, which is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives.
Revenues. Total revenues increased by $18.3 million for the nine months ended March 31, 2026 compared to the same period in 2025. The increase in revenues is attributed to a $12.0 million increase in transaction fees, a $4.7 million increase in subscription fees and a $1.6 million increase in equipment sales.

The increase in transaction fees was primarily driven by increased processing volumes resulting in a 13.3% increase in total dollar volumes of transactions for the nine months ended March 31, 2026 relative to the prior year period.

Our subscription fees have increased 7.5% for the nine months ended March 31, 2026 compared to the same period in 2025 which is attributed to a continued focus of management to grow our recurring subscription services to our customer base and an increase in our active devices compared to last year.

Equipment revenue increased slightly to $27.5 million for the nine months ended March 31, 2026, compared to $25.9 million for the prior year period. The increase is due to increased sales of different product lines including smart stores combined with increased growth internationally.

Costs of sales. Costs of sales increased $14.7 million for the nine months ended March 31, 2026 compared to the prior year period. The increase in costs of sales was primarily due to a $13.0 million increase in transaction costs as a direct result of increased transaction processing fees corresponding with an increase in processing volumes combined with increased fees from processing partners and an increase in cost of equipment of $1.8 million corresponding with increased equipment sales.

Amortization. Amortization of internal-use software assets and developed technology assets decreased $0.2 million for the nine months ended March 31, 2026 compared to the prior year period, due to the prior year additional charge of $3.0 million related to certain capitalized internal use software which was no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives and amortization of intangibles from the acquisitions of Cheq and SB Software. The prior period additional charge is offset by additional depreciation of internal-use software in the current period resulting from increased capitalization of internal-use software in the beginning of the fiscal year.

Gross margin. Total U.S. GAAP gross margin decreased to 35.8% for the nine months ended March 31, 2026 from 37.1% for the nine months ended March 31, 2025. The decrease was primarily a result of increased transaction cost due to increased fees from processing partners.

Operating Expenses

	Nine Months Ended March 31,		Change
Category ($ in thousands)	2026	2025	Amount	Percentage
Sales and marketing	$18,714	$16,663	$2,051	12.3%
Technology and product development	14,391	13,351	1,040	7.8%
General and administrative expenses	30,359	31,638	(1,279)	(4.0)%
Integration and acquisition expenses	16,228	(293)	16,521	(5,638.6)%
Depreciation and amortization	12,337	12,405	(68)	(0.5)%
Total operating expenses	$92,029	$73,764	$18,265	24.8%

Total operating expenses. Operating expenses increased 24.8% for the nine months ended March 31, 2026 compared to the same period in 2025. The increase is primarily driven by $16.5 million increase in merger, acquisition, and integration expenses as well as increases in sales and marketing expenses and technology and product development expenses, offset by a decrease in general and administrative expenses and a decrease in depreciation and amortization expenses. See further details on individual categories below.

Sales and marketing. Sales and marketing expenses increased approximately $2.1 million for the nine months ended March 31, 2026 compared to the same period in 2025. This was primarily due to increased compensation costs of approximately $2.2 million offset by a decrease in various sales and marketing expense reductions of approximately $0.1 million. Overall, these increases are due to investments being made to drive revenue both domestically and internationally.

Technology and product development. Technology and product development expenses increased by $1.0 million for the nine months ended March 31, 2026, due to $0.7 million increase in professional services, a $0.5 million increase in compensation and benefits, offset by a $0.1 million decrease in travel expenses and by a $0.1 million decrease in technology equipment and supplies.

General and administrative expenses. General and administrative expenses decreased by $1.3 million for the nine months ended March 31, 2026 compared to the same period in 2025. General and administrative decreased $2.3 million due to a one time receipt of Employee Retention Tax credit, offset by a $1.3 million increase in a nonrecurring legal settlements during the period and an $0.3 million decrease in the release of sales and use taxes reserves compared to the same period last year.

Merger, acquisition, and integration expenses. As described in Merger with 365 Retail Markets, LLC above, the Company is incurring professional service fees in preparation for the Merger. For the nine months ended March 31, 2026, substantially all of the merger, acquisition, and integration expense relate to these professional services. For the nine months ended March 31, 2025, the Company incurred integration and acquisition expenses associated with our acquisition of SB Software, however, these were offset by a $0.6 million decrease in the fair value of the contingent consideration.

Depreciation and amortization. Depreciation and amortization expenses were decreased $0.1 million for the nine months ended March 31, 2026 compared to the prior year period, as a result of an additional charge in the prior period of $3.0 million related to certain capitalized internal use software which was no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives. The prior period additional charge is offset by additional depreciation of internal-use software in the current period, resulting from increased capitalization of internal-use software in the beginning of the fiscal year.

Other Income (Expense), Net

	Nine Months Ended March 31,		Change
($ in thousands)	2026	2025	Amount	Percentage
Other income (expense):
Interest income	$1,006	$1,213	$(207)	(17.1)%
Interest (expense) income, net on debt and tax liabilities	(1,907)	(2,023)	116	5.7%
Other (expense) income, net	(124)	12	(136)	1,133.3%
Total other income (expense), net	$(1,025)	$(798)	$(227)	(28.4)%

Other expense, net. Total other expense increased $0.2 million for the nine months ended March 31, 2026 as compared to the same period in 2025. The decrease in interest income of $0.2 million is primarily due to lower outstanding balances for our finance receivables. Our interest expense from debt and tax liabilities decreased $0.1 million primarily due to the reduction of the interest component of our sales tax liability. Other (expense) income, net increased $0.1 million primarily due to foreign currency transactions.

Benefit (expense) from provision for income taxes

	Nine Months Ended March 31,		Change
($ in thousands)	2026	2025	Amount	Percentage
Benefit (expense) from provision for income taxes(1)	$(4,588)	$41,332	$(45,920)	111.1%
(1) The percentage change is not meaningful due to the valuation allowance release described below.

The income tax provision for the nine months ended March 31, 2026, primarily relates to non-deductible transaction costs.The income tax benefit for the nine months ended March 31, 2025, relates to the $42.2 million valuation allowance release, offset by state income and deferred taxes related to goodwill amortization for tax purposes.

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
We have provided below a reconciliation of U.S. GAAP gross profit to Adjusted Gross Profit and Adjusted Gross Margin for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change	Percent Change
($ in thousands)	2026	2025	2026 v. 2025
Gross profit, transaction (GAAP)	$9,944	$10,909	$(965)	(8.8)%
Gross margin, transaction (GAAP)	20.7%	24.8%	(4.1)%

Gross profit, subscription (GAAP)	16,923	13,831	3,092	22.4%
Amortization (1)	3,265	5,357	(2,092)	(39.1)%
Adjusted Gross Profit, subscription (non-GAAP)	$20,188	$19,188	1,000	5.2%
Adjusted Gross Margin, subscription (non-GAAP)	89.1%	90.7%	(1.6)%

Gross profit, equipment (GAAP)	$305	$1,264	(959)	(75.9)%
Gross margin, equipment (GAAP)	3.8%	12.3%	(8.5)%

Total Adjusted Gross Profit (non-GAAP)	$30,437	$31,361	(924)	(2.9)%
Total Adjusted Gross Margin (non-GAAP)	38.7%	41.6%	(2.9)%

(1) Amortization of internal-use software assets and developed technology assets. In March 2025, the Company recognized additional charges of $3.0 million, due to certain capitalized internal use software, which is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives.

Total Adjusted Gross Margin (non-GAAP) was 38.7% for the three months ended March 31, 2026, from 41.6% for the three months ended March 31, 2025. The decrease in Adjusted Gross Margin was driven by an increase in our transaction costs due to increased fees from processing partners.

	Nine Months Ended March 31,		Change	Percent Change
($ in thousands)	2026	2025	2026 v. 2025
Gross profit, transaction (GAAP)	$31,640	$32,588	(948)	(2.9)%
Gross margin, transaction (GAAP)	22.0%	24.7%	(2.7)%

Gross profit, subscription (GAAP)	51,054	46,138	4,916	10.7%
Amortization (1)	9,143	9,352	(209)	(2.2)%
Adjusted Gross Profit, subscription (non-GAAP)	$60,197	$55,490	4,707	8.5%
Adjusted Gross Margin, subscription (non-GAAP)	90.3%	89.5%	0.8%

Gross profit, equipment (GAAP)	$2,659	$2,855	(196)	(6.9)%
Gross margin, equipment (GAAP)	9.7%	11.0%	(1.3)%

Total Adjusted Gross Profit (non-GAAP)	$94,496	$90,933	3,563	3.9%
Total Adjusted Gross Margin (non-GAAP)	39.7%	41.3%	(1.6)%

(1) Amortization of internal-use software assets and developed technology assets. In March 2025, the Company recognized additional charges of $3.0 million, due to certain capitalized internal use software, which is no longer expected to provide future economic benefits as a result of changes in business strategy and evolving technology initiatives.

Total Adjusted Gross Margin (non-GAAP) was 39.7% for the nine months ended March 31, 2026, from 41.3% for the nine months ended March 31, 2025. The decrease in Adjusted Gross Margin was driven by an increase in our transaction fee costs due to increased fees from processing partners.
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
Below is a reconciliation of U.S. GAAP net income to Adjusted EBITDA for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in thousands)	2026	2025	2026	2025

Net (loss) income	$(2,158)	$49,156	$(3,147)	$57,702
Less: interest income	(307)	(368)	(1,006)	(1,213)
Plus: interest expense	155	39	1,907	2,023
Plus: income tax (benefit) provision	1,511	(41,904)	4,588	(41,332)
Plus: depreciation expense included in cost of sales for rentals	637	533	1,647	1,412
Plus: depreciation and amortization expense in operating expenses	4,302	6,367	12,337	12,405
EBITDA	4,140	13,823	16,326	30,997
Plus: stock-based compensation (a)	691	629	2,308	2,459
Plus: merger, acquisition and integration (benefits) expenses (b)	5,177	(534)	16,228	(293)
Plus: employee retention tax credit (c)	—	—	(2,319)	—
Plus: legal settlements (d)	1,250		1,250
Plus: auditor transition costs (e)	—	—	—	375
Adjustments to EBITDA	7,118	95	17,467	2,541
Adjusted EBITDA	$11,258	$13,918	$33,793	$33,538

(a) We have excluded stock-based compensation, as it does not reflect our cash-based operations.
(b) We have excluded expenses incurred in connection with business acquisitions, as it does not represent recurring costs or charges related to our core operations. We have also excluded expenses incurred associated with the acquisition of the Company and one-time license applications fees
(c) We have excluded a one-time tax credit received, as it does not represent recurring benefits received by our core operations.
(d) We have excluded costs incurred as a result of probable and reasonably estimable loss exposure for legal proceedings, as they do not represent recurring costs or charges related to our continued core operations.
(e) Costs incurred as a result of former auditor consent procedures. See Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure of the Company’s Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds
Historically, we have financed our operations primarily through cash from operating activities, debt financings, and equity issuances. The Company’s primary sources of capital available are cash and cash equivalents on hand of $60.4 million as of March 31, 2026 and the cash that we expect to be provided by operating activities by the Company.

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

Net cash used in operating activities

For the nine months ended March 31, 2026, net cash provided by operating activities was $22.0 million which is the result of our net income of $(3.1) million, offset by non-cash operating adjustments of $22.6 million and $2.6 million of cash provided by working capital accounts. The change in working capital was primarily driven by an increase in accounts payable and accrued expenses of $10.3 million offset by a $4.8 million increase in inventory and $3.9 million increase in accounts receivable primarily the result of the timing of payments made for transaction processing.

For the nine months ended March 31, 2025, net cash provided by operating activities was $10.9 million which is the result of our net income of $57.7 million, offset by non-cash operating adjustments of $23.3 million and $23.5 million of cash utilized by working capital accounts. The change in working capital was primarily driven by an increase in cash utilized by accounts payable and accrued expenses of $26.0 million, offset by a $9.5 million decrease in accounts receivable primarily due to cash collections. Increases in cash utilized by accounts payable and accrued expenses and as well as the collection of accounts receivable were primarily the result of the timing of payments made for transaction processing.

Non-cash operating adjustments primarily consisted of the release of our income tax valuation allowance as described in Note 12, Income Taxes, offset by depreciation of property and equipment, amortization of our intangible assets, provisions for expected losses and stock-based compensation for the nine months ended March 31, 2026 and March 31, 2025.

Net cash used in investing activities

Net cash used in investing activities was $11.0 million for the nine months ended March 31, 2026. We invested $11.0 million in property and equipment as the Company continued to focus on investing in innovative technologies and products, and increasing rental devices enrolled in the Company’s Cantaloupe One program.

Net cash used in investing activities was $23.0 million for the nine months ended March 31, 2025. We invested $11.9 million in property and equipment as the Company continued to focus on investing in innovative technologies and products, and increasing rental devices enrolled in the Company’s Cantaloupe One program. Additionally, the Company invested $11.1 million through acquisitions.

Net cash provided by financing activities

Net cash used in financing activities was $1.8 million and for the nine months ended March 31, 2026 which was primarily due to payments of long term debt, payment of the deferred cash consideration of SB Software acquisition, and payment of employee taxes related to stock compensation, offset by the proceeds from the proceeds of stock options granted to employees.

Net cash used in financing activities was $0.4 million and for the nine months ended March 31, 2025 which was primarily due to the amended and restated credit agreement, partially offset by debt repayments on the 2022 Amended JPMorgan Credit Facility and deferred cash consideration for the acquisition of Cheq.

CONTRACTUAL OBLIGATIONS

During the nine months ended March 31, 2026, there were no significant changes to our contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended June 30, 2025, other than the amendment to our debt agreement noted below.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2026, we are exposed to market risk related to changes in interest rates on our outstanding borrowings described in Note 6 - Debt and Other Financing Arrangements. As of March 31, 2026, we have $37.5 million total outstanding borrowings, an increase of 100 basis points in SOFR Rate would result in a change in interest expense of $0.4 million per year.

We are also exposed to market risk related to changes in interest rates on our cash investments and foreign currency exchange rates. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no freestanding derivative instruments as of March 31, 2026.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2026.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements, Note 14 – Commitments and Contingencies in Part I, Item 1, of this Quarterly Report.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of the Company’s director or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 6, 2026, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (1) the Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30, 2025, (2) the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2026 and 2025, (3) the Condensed Consolidated Statements of Other Comprehensive Income for the three-month and nine-month periods ended March 31, 2026 and 2025, (4) the Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity for the three-month and nine-month periods ended March 31, 2026 and 2025, (5) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2026 and 2025, and (6) the Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 6, 2026, is formatted as Inline XBRL and contained in Exhibit 101.
______________________________________
*     Filed herewith.
**    Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cantaloupe, Inc.

Date: May 6, 2026	/s/ Ravi Venkatesan
Ravi Venkatesan
Chief Executive Officer

Date: May 6, 2026	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer